Form 10-Q
period 1995-05-31
INTERVOICE INC
filed 1995-07-17
CIK 764244

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTERLY PERIOD ENDED
                                  MAY 31, 1995


                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 0-13616

                                INTERVOICE, INC.
             (Exact name of registrant as specified in its charter)


              TEXAS                                              75-1927578
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                    17811 WATERVIEW PARKWAY DALLAS, TX 75252
                    (Address of principal executive offices)


                                  214-454-8000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X           No
                                   ---             ---

         The Registrant had 15,482,831 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.

================================================================================

                         PART I - FINANCIAL INFORMATION

                                InterVoice, Inc.
                          Consolidated Balance Sheets



                                                                        (Unaudited)
                                                                          May 31,              February 28,
                                                                           1995                   1995
                                                                        -----------            -----------
  ASSETS
  ------
  CURRENT ASSETS
    Cash and cash equivalents                                           $14,555,700            $10,276,952
    Accounts and notes receivable, net                                   17,299,305             18,222,080
    Inventory                                                            10,411,279              9,803,534
    Prepaid expenses                                                        596,532                516,091
    Deferred taxes                                                        1,168,076              1,168,076
                                                                        -----------            -----------
                                                                         44,030,892             39,986,733

  PROPERTY AND EQUIPMENT
    Building                                                             14,885,566             14,545,054
    Computer equipment                                                    6,412,339              5,379,320
    Furniture, fixtures and other                                         4,441,948              4,300,907
    Service equipment                                                     2,040,211              1,903,632
                                                                        -----------            -----------
                                                                         27,780,064             26,128,913
    Less allowance for depreciation                                       7,155,583              6,465,385
                                                                        -----------            -----------
                                                                         20,624,481             19,663,528

  OTHER ASSETS
    other assets, net                                                     2,830,076              3,068,304
                                                                        -----------            -----------
                                                                        $67,485,449            $62,718,565
                                                                        ===========            ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES
    Accounts payable and accrued expenses                                $8,541,850            $ 9,538,117
    Customer deposits                                                       987,852              1,131,764
    Deferred income                                                       3,002,631              3,364,848
    Income taxes payable                                                  3,608,250              1,836,738
                                                                        -----------            -----------
                                                                         16,140,583             15,871,467

  STOCKHOLDERS' EQUITY
    Preferred Stock, $100 par value--2,000,000
      shares authorized: none issued
    Common Stock, no par value, at nominal assigned
      value--62,000,000 shares authorized: 18,482,831
      issued, 15,482,831 outstanding in 1996 and
      18,381,503 issued, 15,381,503 outstanding in 1995                       9,217                  9,167
    Additional paid-in capital                                           33,719,521             33,212,063
    Treasury stock - at cost                                            (24,003,245)           (24,003,245)
    Retained earnings                                                    41,619,373             37,629,113
                                                                        -----------            -----------
                                                                         51,344,866             46,847,098
                                                                        -----------            -----------
                                                                        $67,485,449            $62,718,565
                                                                        ===========            ===========

                                InterVoice, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)





                                                                                                Three Months Ended
                                                                                         --------------------------------
                                                                                           May 31,              May 31,
                                                                                            1995                 1994
                                                                                         -----------          -----------
Sales                                                                                    $22,016,697          $16,604,737
Cost of goods sold                                                                         7,660,281            6,257,067
                                                                                         -----------          -----------
Gross margin                                                                              14,356,416           10,347,670
Research and development expenses                                                          2,230,121            1,705,347
Selling, general and administrative expenses                                               6,137,138            4,508,255
                                                                                         -----------          -----------
Income from operations                                                                     5,989,157            4,134,068
other income - net                                                                           104,072              226,523
                                                                                         -----------          -----------
Income before taxes                                                                        6,093,229            4,360,591
Income taxes                                                                               2,102,969            1,491,334
                                                                                         -----------          -----------
Net Income                                                                                $3,990,260           $2,869,257
                                                                                          ==========           ==========
Earnings per common and common equivalent share                                                 $.25                 $.16
                                                                                          ==========           ==========
Weighted average number of common and common equivalent shares                            16,183,441           18,444,879
                                                                                          ==========           ==========

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                               Common Stock       Additional
                                         -----------------------    Paid-in        Retained     Treasury
                                            Shares      Amount      Capital        Earnings      Stock          Total
                                         -------------------------------------------------------------------------------
Balance at February 28, 1995             15,381,503     $9,167    $33,212,063    $37,629,113   $(24,003,245) $46,847,098
  Exercise of stock options                 101,328         50        507,458             --             --     $507,508
  Net Income                                     --         --             --      3,990,260             --   $3,990,260
                                         ----------     ------    -----------    -----------   ------------  -----------
Balance at May 31, 1995                  15,482,831     $9,217    $33,719,521    $41,619,373   $(24,003,245) $51,344,866
                                         ==========     ======    ===========    ===========   ============  ===========

                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                          ------------------------------
                                                                                            May 31,             May 31,
                                                                                             1995                1994
                                                                                          -----------        -----------
OPERATING ACTIVITIES

  Net Income                                                                               $3,990,260         $2,869,257
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                           998,987            621,806
      Changes in operating assets and liabilities:                                            329,357          3,882,210
                                                                                          -----------        -----------
NET CASH FROM OPERATIONS                                                                    5,318,604          7,373,273

INVESTING ACTIVITIES
  Purchase of property and equipment                                                       (1,519,034)        (4,007,805)
  Purchased software                                                                          (68,707)           (12,833)
  (Increase) decrease in notes receivable                                                      40,377           (323,051)
                                                                                          -----------        -----------
                                                                                           (1,547,364)        (4,343,689)
FINANCING ACTIVITIES
  Exercise of stock options                                                                   507,508            458,773
                                                                                          -----------        -----------
                                                                                              507,508            458,773
                                                                                          -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       4,278,748          3,488,357

Cash and cash equivalents, beginning of period                                             10,276,952         36,202,218

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $14,555,700        $39,690,575
                                                                                          ===========        ===========

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31,1995



NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
The Balance Sheet at February 28, 1995 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited May 31, 1995 and 1994 financial statements have been included. Operating results for the three month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for the year ending February 28, 1996 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

NOTE B -- EARNINGS PER SHARE

Earnings per share are computed based on the sum of the average outstanding common shares and common equivalent shares. Common equivalent shares assume the exercise of all dilutive stock options using the treasury stock method. Primary and fully diluted earnings per share are not materially different for the periods presented.

NOTE C -- CONTINGENCIES

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the consolidated results of operations or financial condition of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         SALES. The Company's total sales in the first quarter of fiscal 1996 increased approximately $5.4 million, or 33%, from the same period of the prior year due primarily to strong performance in international sales and growth in domestic sales. International sales in the first quarter of fiscal 1996, which included a $1.7 million sale to an Argentinean telecommunications company and sales totaling $1.0 million to the Company's distributor in Thailand for resale to two of Thailand's largest financial institutions, grew 253% over the same period of the prior year and increased from 10% to 25% of the Company's total sales. Sales to domestic resellers in the first quarter of fiscal 1996 grew 36% over the same period of the prior year and led to a 9% increase in domestic sales over the same period of the prior year. The Company had sales of approximately $3.0 million, or 13.5% of the Company's total sales, to a leading domestic telecommunications company in the first quarter of fiscal 1996.

         COST OF GOODS SOLD. Cost of goods sold as a percentage of sales decreased to 35% in the first quarter of fiscal 1996 from 38% in the same period of the prior year. This decrease is primarily due to an increase, versus the same period of the prior year, in the percentage of the Company's total sales represented by large systems, system upgrades and international systems, which have higher gross margins than domestic systems due to higher software content.

         RESEARCH AND DEVELOPMENT. Research and development expenses in the first quarter of fiscal 1996 increased approximately $0.5 million, or 31%, over the same period of the prior year. Such expenses in the first quarter of fiscal 1996 constituted 10% of the Company's total sales, comparable to the same period of the prior year. Research and development expenses in the first quarter of fiscal 1996 included the continued development of the multimedia implementation of Interactive Voice Response (IVR) and enhancement of products obtained in the acquisition of VoicePlex Corporation. Additionally, expenditures were made for the ongoing development of the Company's OneVoice multi-application platform including InterDial (an outbound predictive dialer system), OneLink (a digital interface for analog switches), the OneVoice System voice response system, InterForm (a custom application generation tool) and hardware and software functionality.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $1.6 million in the first quarter of fiscal 1996 as compared to the same period of the prior year and, as a percentage of the Company's total sales, increased slightly from 27% to 28%. The Company continues to invest in selling, general and administrative resources as it expands its worldwide sales, service and support personnel and marketing and advertising programs.

         OTHER INCOME. Other income in the first quarter of fiscal 1996, consisting primarily of interest income on cash and other non-operating interest income, decreased approximately $0.1 million from the same period in the prior year. This decrease is the result of reduced cash balances, versus the same period of the prior year, resulting from the completion of the Company's stock repurchase program on July 13, 1994, the Company's purchase of VoicePlex Corporation on August 31, 1994, and the completion of the Company's construction of the new Thomas F. Carter building during fiscal 1995.

         INCOME FROM OPERATIONS. Operating income and net income increased 45% and 39%, respectively, in the first quarter of fiscal 1996 compared with the same period of the prior year due to increased sales. Both operating income and net income in the first quarter of fiscal 1996, compared to the same period of the prior year, increased at a greater rate than the Company's total sales due to the decrease in cost of goods sold, as discussed above. Net income increased at a slightly lesser rate than operating income due primarily to a decrease in other income, as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES. At May 31, 1995, the Company had cash reserves of approximately $14.6 million and during the first quarter of fiscal 1996 had a positive net cash flow of approximately $4.3 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has a $15 million unsecured credit line with Nations Bank which is available in its entirety. The Company reviews acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise.

                          PART II. OTHER INFORMATION


ITEM I.

LEGAL PROCEEDINGS

         Reference is made to the litigation between the Company's wholly owned subsidiary, InterVoice S.A. and Realizzazione Investmenti per lo Sviluppo delle Communicazioni s.r.l., an Italian registered limited company, described in Part 1, Item 3 of the Company's Annual Report on Form 10-K for the year ended February 28, 1995. On June 6, 1995, the court appointed expert filed his report. The expert, in his report, criticized the suitability of the systems supplied by InterVoice S.A. The expert also expressed his opinion that there were certain malfunctions in the system, and that in his opinion InterVoice S.A. did not fulfill certain obligations under the contract between the parties. The expert's review was limited to issues of fact. The expert has no authority under French law to decide legal issues nor to determine the existence or amount of any damages. InterVoice S.A. disagrees with many of the opinions expressed in the report and intends to vigorously contest them before the court.


                                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERVOICE, INC.



Date: 07/14/95                          BY: /s/ ROB-ROY J. GRAHAM
                                            ------------------------------
                                            Rob-Roy J. Graham
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.               DESCRIPTION
- -----------               -----------
  27                      Financial Data Schedule