Form 10-Q
period 1995-08-31
INTERVOICE INC
filed 1995-10-16
CIK 764244

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ---------------

                                   Form 10-Q

  /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 1995

                                       OR

  / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The Registrant had 15,746,608 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                InterVoice, Inc.
                          Consolidated Balance Sheets



                                                                              (Unaudited)
                                                                               August 31,             February 28,
ASSETS                                                                           1995                     1995
------------------------------------                                          -----------             ------------
CURRENT ASSETS
         Cash and cash equivalents                                           $14,227,394              $10,276,952
         Accounts and notes receivable, net                                   22,738,866               18,222,080
         Inventory                                                            10,920,826                9,803,534
         Prepaid expenses                                                        611,191                  516,091
         Deferred taxes                                                        1,168,076                1,168,076
                                                                             -----------              -----------
                                                                              49,666,353               39,986,733
PROPERTY AND EQUIPMENT
         Building                                                             15,036,173               14,545,054
         Computer equipment                                                    6,860,761                5,379,320
         Furniture, fixtures and other                                         4,753,080                4,300,907
         Service equipment                                                     2,065,221                1,903,632
                                                                             -----------              -----------
                                                                              28,715,235               26,128,913
         Less allowance for depreciation                                       8,008,390                6,465,385
                                                                             -----------              -----------
                                                                              20,706,845               19,663,528
OTHER ASSETS
         Other assets, net                                                     3,047,231                3,068,304
                                                                             -----------              -----------
                                                                             $73,420,429              $62,718,565
                                                                             ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
         Accounts payable and accrued expenses                               $ 9,697,178              $ 9,538,117
         Customer deposits                                                     1,728,798                1,131,764
         Deferred income                                                       2,825,807                3,364,848
         Income taxes payable                                                  2,064,908                1,836,738
                                                                             -----------              -----------
                                                                              16,316,691               15,871,467

STOCKHOLDERS' EQUITY
         Preferred Stock, $100 par value--2,000,000
          shares authorized: none issued
         Common Stock, no par value, at nominal
          assigned value--62,000,000 shares
          authorized: 18,746,608 issued,
          15,746,608 outstanding in 1996
          and 18,381,503 issued,
          15,381,503 outstanding in 1995                                           9,341                    9,167
         Additional paid-in capital                                           35,240,345               33,212,063
         Treasury stock - at cost                                            (24,003,245)             (24,003,245)
         Retained earnings                                                    45,857,297               37,629,113
                                                                             -----------              -----------
                                                                              57,103,738               46,847,098
                                                                             -----------              -----------
                                                                             $73,420,429              $62,718,565
                                                                             ===========              ===========

                                InterVoice, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended                Six Months Ended
                                                       ----------------------------     ---------------------------
                                                        August 31,      August 31,       August 31,     August 31,
                                                           1995            1994             1995           1994
                                                        ------------    -----------     ------------    -----------
Sales                                                   $23,683,721     $18,005,943     $45,700,418      $34,610,680
Cost of goods sold                                        8,301,778       6,495,842      15,962,059       12,752,909
                                                       ------------    ------------    ------------     ------------
Gross Margin                                             15,381,943      11,510,101      29,738,359       21,857,771
                                                       ------------    ------------    ------------     ------------
Research and development expenses                         2,319,179       1,714,115       4,549,300        3,419,462
Selling, general and administrative
  expenses                                                6,741,678       5,380,286      12,878,816        9,888,541
Purchased research and development                           - -         10,541,918          - -          10,541,918
                                                       ------------    ------------    ------------     ------------
Income (loss) from operations                             6,321,086      (6,126,218)     12,310,243       (1,992,150)

Other income                                                147,798          23,229         251,870          249,752
                                                       ------------    ------------    ------------     ------------

Income (loss) before income taxes                         6,468,884      (6,102,989)     12,562,113       (1,742,398)
Income taxes                                              2,230,960       1,500,503       4,333,929        2,991,837
                                                       ------------    ------------    ------------     ------------
Net income (loss)                                        $4,237,924     ($7,603,492)     $8,228,184      ($4,734,235)
                                                       ============    ============    ============     ============
Earnings (loss) per common and
 common equivalent share                                      $. 26           ($.47)           $.50            ($.28)
                                                       ============    ============    ============     ============
Weighted average number of common
 and common equivalent shares                            16,441,611      16,138,004      16,321,278       16,961,333
                                                       ============    ============    ============     ============

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                         Common Stock         Additional
                                  --------------------------    Paid-in       Retained        Treasury
                                      Shares       Amount       Capital       Earnings          Stock           Total
                                  -----------------------------------------------------------------------------------------
Balance at February 28, 1995        15,381,503     9,167      $33,212,063   $37,629,113     ($24,003,245)     $46,847,098
 Exercise of stock options             365,105       174        2,028,282           - -              - -      $ 2,028,456
 Net Income                                - -       - -              - -     8,228,184              - -      $ 8,228,184
                                  -----------------------------------------------------------------------------------------
Balance at August 31, 1995          15,746,608     9,341      $35,240,345   $45,857,297     ($24,003,245)     $57,103,738
                                  =========================================================================================

                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        Three Months Ended                   Six Months Ended
                                                --------------------------------      -------------------------------
                                                    August 31,       August 31,          August 31,      August 31,
                                                      1995             1994                1995             1994
                                                 ---------------   -------------      --------------    -------------
OPERATING ACTIVITIES
 Net income (loss)                                 $4,237,924       ($7,603,492)         $8,228,184      ($4,734,235)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Purchased research and
    development                                       - -            10,541,918             - -           10,541,918
   Depreciation and
    amortization                                    1,160,251           755,533           2,159,238        1,377,339
   Changes in operating assets
    and liabilities:                               (5,852,422)       (2,392,986)         (5,523,065)       1,123,712
                                                  -----------       -----------         -----------      -----------
NET CASH FROM OPERATIONS                             (454,247)        1,300,973           4,864,357        8,308,734

INVESTING ACTIVITIES
 Acquisition of business, net
  of cash acquired                                    - -            (7,042,191)              - -         (7,042,191)
 Purchase of property
  and equipment                                      (911,988)       (2,293,819)         (2,431,022)      (6,301,624)
 Purchased software                                  (523,396)          - -                (592,103)         (12,833)
 (Increase) decrease in notes
  receivable                                           40,377            84,770              80,754          (80,754)
                                                  -----------       -----------         -----------      -----------
                                                   (1,395,007)       (9,251,240)         (2,942,371)     (13,437,402)
FINANCING ACTIVITIES
 Purchase of Treasury Stock                           - -           (24,003,245)            - -          (24,003,245)
 Exercise of stock options                          1,520,948           152,508           2,028,456          611,281
                                                  -----------       -----------         -----------      -----------
                                                    1,520,948       (23,850,737)          2,028,456      (23,391,964)
                                                  -----------       -----------         -----------      -----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (328,306)      (31,801,004)          3,950,442      (28,520,632)

Cash and cash equivalents,
 beginning of period                               14,555,700        39,482,590          10,276,952       36,202,218

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                    $14,227,394       $ 7,681,586         $14,227,394      $ 7,681,586
                                                  ===========       ===========         ===========      ===========

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        Six months ended August 31, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The Balance Sheet at February 28, 1995 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited August 31, 1995 and 1994 financial statements have been included. Operating results for the six month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ending February 29, 1996 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SALES. Sales in the second quarter and first six months of fiscal 1996 increased approximately $5.7 million and $11.1 million, respectively, or 32% when compared to the same periods of fiscal 1995. International sales grew 122% and 185%, respectively, and were 16% of the Company's total sales in the second quarter of fiscal 1996 versus 10% in the same period of the previous fiscal year. These increases are the result of the Company's continued focus on diversifying its international sales outside of the audiotex market in Europe and expansion of its international sales channels through strengthening existing distributor relationships and adding new distributors. Domestic sales in the second quarter and first six months of fiscal 1996 grew 22% and 16%, respectively, primarily due to direct sales to domestic end users which grew to 64% of the Company's domestic sales in the second quarter of fiscal 1996 from 57% in the same period in the previous fiscal year. Sales to a leading domestic telecommunication company in the second quarter and first six months of fiscal 1996 were approximately $4.7 million and $7.7 million, respectively, or 20% and 17%, respectively, of the Company's total sales. Sales to a major west coast financial institution during the second quarter of fiscal 1996 were approximately $2.5 million, or 11% of the Company's total sales.

         COST OF GOODS SOLD. Cost of goods sold as a percentage of sales declined to 35% in both the second quarter and the first six months of fiscal 1996 from 36% and 37% in the same periods of the previous fiscal year. This decrease is primarily due to an increase, versus the same periods of the previous fiscal year, in the percentage of the Company's total sales represented by international systems, which have higher gross margins than domestic systems due to higher software content, and sales of large systems and systems upgrades which, generally, also have higher gross margins.

         RESEARCH AND DEVELOPMENT. Research and development expenses in the second quarter and first six months of fiscal 1996 increased approximately $0.6 million and approximately $1.1 million, or 35% and 33%, over the same periods of the previous fiscal year. Such expenses in the second quarter and first six months of fiscal 1996 constituted 10% of the Company's total sales, comparable to the same periods of the previous fiscal year. Research and development expenses in the second quarter and first six months of fiscal 1996 included the continued development of the multimedia implementation of Interactive Voice Response (IVR) and enhancement of products obtained in the acquisition of VoicePlex Corporation. Additionally, expenditures were made for the ongoing development of the Company's OneVoice multi-application platform including InterDial (an outbound predictive dialer system), OneLink (a digital interface for analog switches), the OneVoice System voice response system, InterForm (a custom application generation tool) and other hardware and software enhancements.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $1.4 million and approximately $3.0 million in the second quarter and first six months of fiscal 1996 as compared to the same periods of the previous year. As a percentage of the Company's total sales, selling, general and administrative expenses in both the second quarter and first six months of fiscal 1996 decreased slightly, to 28% from 29%, from the same period in the previous fiscal year. The Company continues to invest in selling, general and administrative resources as it expands its worldwide sales, service and support personnel and marketing and advertising programs.

         OTHER INCOME. Other income in the second quarter of fiscal 1996, consisting primarily of interest income on cash and other non-operating interest income, increased approximately $0.1 million from the same period in the prior fiscal year. This increase is the result of reduced cash balances, during the same period of the previous year, resulting from the completion of the Company's stock repurchase program on July 13, 1994, the Company's purchase of VoicePlex Corporation on August 31, 1994, and the expansion of the Company's office and manufacturing facilities during fiscal 1995. Other income during the first six months of fiscal 1996 was flat with the same period of the previous fiscal year.

         INCOME FROM OPERATIONS. The Company purchased VoicePlex Corporation on August 31, 1994 for approximately $8 million in cash and approximately 255,000 shares of the Company's common stock. The acquisition was effected through the merger of a wholly owned subsidiary of the Company into VoicePlex Corporation. Substantially all the purchase price was attributable to in process research and development which resulted in a $10.5 million write off, with no related tax benefit, in the second quarter of fiscal 1995. As a result, the Company incurred an operating loss and a net loss of $6.1 million and $7.6 million, respectively, in the second quarter of fiscal 1995. Excluding this write off, the Company generated operating income of approximately $4.4 million and $8.6 million and net income of approximately $2.9 million and $5.8 million in the second quarter and the first six months of fiscal 1995, respectively. Operating income during the second quarter and first six months of fiscal 1996 increased 43% and 44%, respectively, versus adjusted operating income for the same periods in the previous fiscal year. Net income during the second quarter and first six months of fiscal 1996 increased 44% and 41%, respectively, versus adjusted net income for the same periods in the previous fiscal year. Both operating and net income increased at a greater rate than the Company's total sales due to the decreases in cost of goods sold and selling, general and administrative expenses, as a percentage of the Company's total sales, as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1995, the Company had cash reserves of approximately $14.2 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has a $15 million unsecured credit line which is available in its entirety. The Company reviews acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise.

                           PART II, OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to a suit in the United States District Court for the District of New Jersey, Newark Division, InterVoice, Inc. vs. Next Generation Information, Inc., Civil Action No. 94-1504 (AJL), described in Part 1, Item 3 of the Company's Annual Report on Form 10-K for the year ended February 28, 1995. Because the United States Supreme Court recently decided to review a copyright case upon which the Company relied in a motion for Partial Summary Judgment, the District Court Judge administratively terminated this case until such time as the United States Supreme Court renders a decision. In the meantime, InterVoice is permitted to pursue final phases of discovery. The case is not expected to be set for trial until the fall of 1996 at the earliest.

         Reference is made to the litigation between the Company and its wholly owned subsidiary, InterVoice S.A., and Realizzazione Investmenti per lo Sviluppo delle Communicazioni s.r.l. ("RISC"), an Italian registered limited company, described in Part 1, Item 3 of the Company's Annual Report on Form 10-K for the year ended February 28, 1995, and further described in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995. On September 8, 1995 the Commercial Court Judge set October 20, 1995 for a trial on the merits. Also on September 8, 1995, the Company and its European subsidiary, InterVoice S.A., filed a pleading with the court seeking to have the expert report overturned for lack of due process. The Company will not oppose a motion made by RISC to join the Company as a party defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Wednesday, July 26, 1995 in Dallas, Texas.

         Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were re-elected as directors at the annual meeting: Daniel D. Hammond, Michael W. Barker, Joseph
J. Pietropaolo, George C. Platt and Gerald F. Montry.

         The second matter voted on and approved by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to approve the Company's Restricted Stock Plan. The shareholders and their proxies cast 11,883,674 votes in favor of the proposal, 2,082,677 votes against the proposal, and there were 159,324 abstentions.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)  Reports on Form 8-K

              None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INTERVOICE, INC.

Date: 10/13/95                               By:  /s/ ROB-ROY J. GRAHAM
                                                -------------------------------
                                                 Rob-Roy J. Graham
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer)

                               Intervoice, Inc.

                              INDEX TO EXHIBITS




Exhibit
Number             Exhibit
------             -------

 27.1              Financial Data Schedule