Form 10-Q
period 1995-11-30
INTERVOICE INC
filed 1996-01-16
CIK 764244

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               NOVEMBER 30, 1995

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

                   17811 WATERVIEW PARKWAY, DALLAS, TX 75252
                    (Address of principal executive offices)

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

         The Registrant had 15,801,320 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                InterVoice, Inc.
                          Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                                  November 30,            February 28,
ASSETS                                                                               1995                     1995
------------------------------------                                              ------------            ------------
CURRENT ASSETS
 Cash and cash equivalents                                                         $15,566,572            $10,276,952
 Accounts and notes receivable, net                                                 29,197,461             18,222,080
 Inventory                                                                          10,815,330              9,803,534
 Prepaid expenses                                                                      594,168                516,091
 Deferred taxes                                                                      1,168,076              1,168,076
                                                                                   -----------            -----------
                                                                                    57,341,607             39,986,733
PROPERTY AND EQUIPMENT
 Building                                                                           15,637,745             14,545,054
 Computer equipment                                                                  7,361,897              5,379,320
 Furniture, fixtures and other                                                       4,700,648              4,300,907
 Service equipment                                                                   2,078,236              1,903,632
                                                                                   -----------            -----------
                                                                                    29,778,526             26,128,913
 Less allowance for depreciation                                                     8,762,106              6,465,385
                                                                                   -----------            -----------
                                                                                    21,016,420             19,663,528
OTHER ASSETS
 Other assets, net                                                                   4,541,343              3,068,304
                                                                                   -----------            -----------
                                                                                   $82,899,370            $62,718,565
                                                                                   ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                                             $11,926,313             $9,538,117
 Customer deposits                                                                   1,791,815              1,131,764
 Deferred income                                                                     2,912,714              3,364,848
 Income taxes payable                                                                3,715,297              1,836,738
                                                                                   -----------            -----------
                                                                                    20,346,139             15,871,467

STOCKHOLDERS' EQUITY
 Preferred Stock, $100 par value--2,000,000
   shares authorized: none issued
 Common Stock, no par value, at nominal
   assigned value--62,000,000 shares
   authorized: 18,801,320 issued,
   15,801,320 outstanding in 1996
   and 18,381,503 issued,
   15,381,503 outstanding in 1995                                                        9,393                  9,167
 Additional paid-in capital                                                         36,278,739             33,212,063
 Treasury stock - at cost                                                          (24,003,245)           (24,003,245)
 Retained earnings                                                                  50,268,344             37,629,113
                                                                                   -----------            -----------
                                                                                    62,553,231             46,847,098
                                                                                   -----------            -----------
                                                                                   $82,899,370            $62,718,565
                                                                                   ===========            ===========

                                InterVoice, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three Months Ended           Nine Months Ended
                                                      ---------------------------  --------------------------
                                                      November 30,   November 30,  November 30,  November 30,
                                                          1995           1994          1995          1994
                                                      ------------   ------------  ------------  ------------
Sales                                                 $25,145,270    $20,058,871   $70,845,688   $54,669,551

Cost of goods sold                                      8,879,178      7,500,288    24,841,237    20,253,197
                                                      -----------    -----------   -----------   -----------

Gross margin                                           16,266,092     12,558,583    46,004,451    34,416,354
                                                      -----------    -----------   -----------   -----------

Research and development expenses                       2,502,983      1,869,836     7,052,283     5,289,298
Selling, general and administrative
    expenses                                            7,151,063      5,367,246    20,029,879    15,255,787
Purchased research and development                             --             --            --    10,541,918
                                                      -----------    -----------   -----------   -----------

Income from operations                                  6,612,046      5,321,501    18,922,289     3,329,351

Other income (expense)                                    122,378        (79,156)      374,248       170,596
                                                      -----------    -----------   -----------   -----------

Income before income taxes                              6,734,424      5,242,345    19,296,537     3,499,947

Income taxes                                            2,323,377      1,782,398     6,657,306     4,774,235
                                                      -----------    -----------   -----------   -----------

Net income (loss)                                      $4,411,047     $3,459,947   $12,639,231   ($1,274,288)
                                                      ===========    ===========   ===========   ===========

Earnings (loss) per common and
    common equivalent share                                  $.27          $.22          $.77          ($.07)
                                                      ===========    ===========   ===========   ===========

Weighted average number of common
    and common equivalent shares                       16,542,379     16,032,784    16,368,755    17,381,076
                                                      ===========    ===========   ===========   ===========

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                                        Common Stock      Additional
                                                   ---------------------    Paid-in      Retained     Treasury
                                                     Shares     Amount      Capital      Earnings       Stock         Total
                                                   ---------------------------------------------------------------------------
Balance at February 28, 1995                       15,381,503     9,167   $33,212,063  $37,629,113  ($24,003,245)  $46,847,098
   Exercise of stock options                          419,817       226     3,066,676           --            --    $3,066,902
   Net Income                                              --        --            --   12,639,231            --   $12,639,231
                                                   ---------------------------------------------------------------------------
Balance at November 30, 1995                       15,801,320     9,393   $36,278,739  $50,268,344  ($24,003,245)  $62,553,231
                                                   ===========================================================================

                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                          Three Months Ended           Nine Months Ended
                                                      ---------------------------  --------------------------
                                                      November 30,   November 30,  November 30,  November 30,
                                                          1995           1994          1995          1994
                                                      ------------   ------------  ------------  ------------
OPERATING ACTIVITIES
 Net income (loss)                                     $4,411,047     $3,459,947   $12,639,231   ($1,274,288)
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
    Purchased research and
       development                                             --             --            --    10,541,918
    Depreciation and
       amortization                                     1,083,449        968,520     3,242,687     2,345,859
    Changes in operating assets
       and liabilities:                                (1,976,407)        84,164    (7,499,472)    1,207,876
                                                      -----------     ----------   -----------   -----------

NET CASH FROM OPERATIONS                                3,518,089      4,512,631     8,382,446    12,821,365

INVESTING ACTIVITIES
 Acquisition of business, net
    of cash acquired                                           --     (1,736,178)           --    (8,778,369)
 Purchase of property
    and equipment                                      (1,065,696)    (1,514,160)   (3,496,718)   (7,815,784)
 Purchased software                                    (1,512,400)      (329,108)   (2,104,503)     (341,941)
 (Increase) decrease in notes
    receivable                                           (639,261)        16,573      (558,507)      (64,181)
                                                      -----------     ----------   -----------   -----------
                                                       (3,217,357)    (3,562,873)   (6,159,728)  (17,000,275)

FINANCING ACTIVITIES
 Purchase of Treasury Stock                                    --             --            --   (24,003,245)
 Exercise of stock options                              1,038,446        277,362     3,066,902       888,643
                                                      -----------     ----------   -----------   -----------
                                                        1,038,446        277,362     3,066,902   (23,114,602)
                                                      -----------     ----------   -----------   -----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   1,339,178      1,227,120     5,289,620   (27,293,512)
Cash and cash equivalents,
 beginning of period                                   14,227,394      7,681,586    10,276,952    36,202,218
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                        $15,566,572     $8,908,706   $15,566,572    $8,908,706
                                                      ===========     ==========   ===========   ===========

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED NOVEMBER 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The Balance Sheet at February 28, 1995 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited November 30, 1995 and 1994 financial statements have been included. Operating results for the nine month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending February 29, 1996 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SALES. Sales in the third quarter and first nine months of fiscal 1996 increased approximately $5.1 million and $16.2 million, respectively, or 25% and 30%, respectively, when compared to the same periods of fiscal 1995. International sales grew 44% and 104%, respectively, and were 23% of the Company's total sales in the third quarter of fiscal 1996 versus 20% in the same period of the previous fiscal year. These increases are the result of the Company's continued focus on diversifying its international sales outside of the audiotex market in Europe and expansion of its international sales channels through strengthening existing distributor relationships and adding new distributors. Domestic sales in the third quarter of fiscal 1996 increased 21% primarily due to sales to the Company's distributors which increased to 51% of domestic sales from 35% in the same period of the previous fiscal year. Domestic sales during the first nine months of fiscal 1996 increased 17% versus the same period of the previous fiscal year with growth in both the direct and distributor sales channels. No customer accounted for 10% or more of the Company's total sales during the third quarter of fiscal 1996. Sales to a leading domestic telecommunications company during the first nine months of fiscal 1996 were approximately $8.4 million or 12% of the Company's total sales.

         COST OF GOODS SOLD. Cost of goods sold as a percentage of sales declined to 35% in both the third quarter and the first nine months of fiscal 1996 from 37% in the same periods of the previous fiscal year. This decrease is primarily due to an increase, versus the same periods of the previous fiscal year, in the percentage of the Company's total sales represented by international systems, which have greater gross margins than domestic systems due to greater software content, and sales of large systems and systems upgrades which, generally, also have greater gross margins.

         RESEARCH AND DEVELOPMENT. Research and development expenses in the third quarter and first nine months of fiscal 1996 increased approximately $0.6 million and approximately $1.8 million, or 34% and 33%, from the same periods of the previous fiscal year. Such expenses in the third quarter and first nine months of fiscal 1996 constituted 10% of the Company's total sales, comparable to the same periods of the previous fiscal year. Research and development expenses in the third quarter and first nine months of fiscal 1996 included the continued development of the multimedia implementation of Interactive Voice Response (IVR) and enhancement of products obtained in the acquisition of VoicePlex Corporation. Additionally, expenditures were made for the ongoing development of the Company's OneVoice multi-application platform, including InterDial (an outbound predictive dialer system) and the OneVoice System voice response system; development of InVision, a graphical user interface (GUI) version of the Company's custom application generation tool; and other hardware and software enhancements.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $1.8 million and approximately $4.8 million in the third quarter and first nine months of fiscal 1996 as compared to the same periods of the previous fiscal year. These expenses in the third quarter of fiscal 1996 increased slightly to 28% of total sales from 27% in the same period of the previous fiscal year as the Company continued to invest in selling, general and administrative resources to expand its worldwide sales, service and support personnel and marketing and advertising programs. Selling, general and administrative expenses for the first nine months of fiscal 1996 were comparable to the same period of the previous year at 28% of total sales.

         OTHER INCOME. Other income, which consists primarily of interest income on cash and other non-operating interest income, increased approximately $0.2 million from the same period of the previous fiscal year. This increase is the result of reduced cash balances during the same period of the previous year, resulting from the completion of the Company's stock repurchase program on July 13, 1994, the Company's purchase of VoicePlex Corporation on August 31, 1994, and the expansion of the Company's office and manufacturing facilities during fiscal 1995.

         INCOME FROM OPERATIONS. The Company purchased VoicePlex Corporation on August 31, 1994 for approximately $8 million in cash and approximately 255,000 shares of the Company's common stock. The acquisition was effected through the merger of a wholly owned subsidiary of the Company into VoicePlex Corporation. Substantially all the purchase price was attributable to in process research and development which resulted in a $10.5 million write off, with no related tax benefit, in the second quarter of fiscal 1995. Excluding this write off, the Company generated operating income of approximately $13.9 million and net income of approximately $9.3 million during the first nine months of fiscal 1995. Operating income and net income during the third quarter of fiscal 1996 increased 24% and 27%, respectively, versus the same period of the previous fiscal year. Operating income grew at approximately the same rate as the Company's total sales in the third quarter of fiscal 1996 while net income grew at a greater rate than operating income due to an increase in other income, as discussed above. Both operating income and net income during the first nine months of fiscal 1996 increased 36% versus adjusted operating income and adjusted net income for the same period of the previous fiscal year. Operating and net income during the first nine months of fiscal 1996 increased at a greater rate than the Company's total sales due to the decreases in both cost of goods sold and selling, general and administrative expenses, as a percentage of the Company's total sales, as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES. At November 30, 1995, the Company had cash reserves of approximately $15.6 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has a $15 million unsecured credit line which is available in its entirety. The Company reviews acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the litigation between the Company and its wholly owned subsidiary, InterVoice S.A., and Realizzazione Investmenti per lo Sviluppo delle Communicazioni s.r.l. ("RISC"), an Italian registered limited company, described in Part 1, Item 3 of the Company's Annual Report on Form 10-K for the year ended February 28, 1995, and further described in Part II,
Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarters ended May 31, 1995 and August 31, 1995. On December 8, 1995, the Commercial Court of Nanterre issued a judgment deciding many of the issues presented in the case. The Court held that the sales contract between the Company's French subsidiary and RISC had been terminated as a result of the fault of the Company and its subsidiary. The Court further held that the Company and its subsidiary had breached certain obligations under the sales contract and were liable for damages. However, the Court determined that RISC was also at fault and should therefore bear a share of any loss which might be established. The Court ordered that an expert be appointed to assess the amount of damages, and reserved judgement concerning the share of any loss to be borne by RISC. The Court also held that the limitation of liability provision in the sales contract was not applicable. The Court rejected RISC's demand that it be allowed to return the systems purchased under the sales contract to the Company and its subsidiary and receive a refund of the purchase price. The Company and its subsidiary have appealed the trial court's decision, and pursuant to French procedure such appeal will result in a trial de novo. In the trial de novo, the appellate court will not be obligated to follow any factual or legal determination by the trial court. The appellate court will not conduct new expert's proceedings and will have access to the expert's report which was prepared for the trial court proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERVOICE, INC.

Date: January 14, 1996                  By: /s/ ROB-ROY J. GRAHAM
                                            ---------------------------
                                            Rob-Roy J. Graham
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                 Description
-------                ------------
27               Financial Data Schedule