Form 10-K
period 1996-02-29
INTERVOICE INC
filed 1996-05-29
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 29, 1996
================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------

                                  FORM 10-K
/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

                                     OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------

                            --------------------

                       COMMISSION FILE NUMBER: 0-13616

                              INTERVOICE, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             TEXAS                                         75-1927578
     (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


    17811 WATERVIEW PARKWAY
         DALLAS, TEXAS                                          75252
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 454-8000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                           COMMON STOCK, NO PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES   X         NO
                                                   ------         ------

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [________]
         AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES AS OF MAY 17, 1996: $483,670,890
         NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 17, 1996:
         16,122,363
                      DOCUMENTS INCORPORATED BY REFERENCE
         LISTED BELOW ARE DOCUMENTS PARTS OF WHICH ARE INCORPORATED HEREIN BY REFERENCE AND THE PART OF THIS REPORT INTO WHICH THE DOCUMENT IS INCORPORATED:
 (1)     PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF SHAREHOLDERS - PART III.

================================================================================

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
                                                    PART I

ITEM 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            Call Automation Industry  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            Markets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
            Product Strategy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
            Products and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
            Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
            Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
            Relationship With IBM . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
            Backlog . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
            Proprietary Rights  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
            Manufacturing and Facilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
            Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .   8

                                                    PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . .   9

ITEM 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

                                                   PART III

ITEM 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . .  28

ITEM 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . .  28

ITEM 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . .  28

                                                    PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . .  29


                                     PART I
ITEM 1.     BUSINESS

             InterVoice, Inc. (together with its subsidiaries, collectively referred to as "InterVoice" or the "Company") develops, sells and services call automation systems with a traditional emphasis on interactive voice response ("IVR") applications, which allow individuals a self help facility using the keys on their touch-tone telephones, the dials on their rotary telephones, the keyboards of their personal computers, credit card terminals or their voices to access and/or provide information to computer data bases utilized by businesses and telecommunications companies. The Company's systems are sold under the trade names "OneVoice" and "InterDial". OneVoice Systems are used by a variety of enterprises to disseminate and receive information efficiently, allowing multiple callers simultaneous access to computer data bases without the expense of maintaining an agent and workstation for each telephone line. InterDial systems improve call center efficiency by automatically dialing phone numbers and only transferring a call to an agent if the call is answered and the called party remains on the phone. The Company's products include software development tools designed to support a number of diverse product applications and to simplify system customization. Applications currently function in a wide range of industries including insurance, banking and financial services, telecommunications, higher education, help desk, government, utilities, healthcare, insurance, cable TV, retail and wholesale distribution, transportation and manufacturing.

             OneVoice Systems sell at list prices ranging from approximately twenty-five thousand to millions of dollars and support from four to thousands of voice and data channels. Scalability is a key differentiator for all OneVoice Systems, which incorporate multiple modules of up to 96 voice and data channels per module which, in turn, can be connected by local area networks for a single system appearance, management control and redundancy. InterDial Systems sell at list prices ranging from approximately $50,000 to $500,000 or more and support from four to 24 agent positions on a single module. Multiple InterDial Systems can be connected via a node adapter to support up to a total of 120 agents. OneVoice/UNIX Systems, formerly known as VoicePlex Systems, sell at list prices ranging from approximately $30,000 to $200,000 and support from 12 to 96 ports per system.

             The Company sells its products directly to end-users and through more than 130 domestic and international distributors. Since the Company's inception in 1984, the number of worldwide installations of the Company's systems has grown to almost 6,900 in 46 countries. The end-users to which the Company has sold systems include Aetna, USAA, Sprint, Merrill Lynch, Martin Marietta, Sears Roebuck and Co., J.C. Penney, Microsoft, MCI Telecommunications, National Data Corporation, National Westminster Bank U.K., the Social Security Administration, TU Electric, Bell Canada, Fidelity Investments, NationsBank, First Chicago, The New England, Bank of America, Wachovia Bank, CitiBank, First Union Corporation, British Telecom, LCI International and GTE. With the exception of MCI Telecommunications, which accounted for 11.2% and 11.7% of total sales in fiscal 1996 and fiscal 1995, respectively, no customer represented 10 percent or more of the Company's aggregate sales during fiscal 1996 or fiscal 1995.

CALL AUTOMATION INDUSTRY

             The number of telephone calls requesting information or requiring operator services that must be handled by businesses, telecommunications service providers and other organizations has increased dramatically in recent years. Traditionally, consumers obtained data or services from organizations such as banks, insurance companies, or telephone companies, by phoning a customer service representative or agent who used a terminal linked to a computer to process the data or service request. The major disadvantage of this procedure is the high cost of providing a large number of agents to answer calls and provide service, which imposes practical limits on access frequency and the amount of information and level of service that can be given to each caller. Another disadvantage is that, if the volume of calls increases or substantially varies with the time of day or other factors, the potential for service delays and agent error may increase. As a result of these high costs and inefficiencies, organizations have increasingly turned to various methods of automation to process such calls. With IVR systems, callers receive accurate responses to routine service requests so customer agents are free to work on other important tasks requiring their personal expertise. The Company believes that such systems provide more service to more customers without additional staff, improve customer and employee retention and can result in significant cost savings to the Company's customers. The call automation industry has matured to the point that, in certain system applications such as credit limit requests, callers may prefer dealing with an IVR system rather than a human in order to preserve privacy and confidentiality.

             The Company believes that the industry can be divided into five primary system markets:

             Interactive voice response is the use of a wide variety of devices, such as telephones, facsimile or personal computers in conjunction with public and private telecommunication networks and/or the Internet to input or retrieve information or request services from a computer data base. Applications include checking account balances, credit card authorizations, insurance claims and automating telephone calls formerly requiring operator assistance. The Company believes the industry will also embrace applications utilizing recently introduced multi-media capabilities (e.g. the use of voice, graphics and images) such as those offered by the Company in its VisualConnect and MediaConnect products. The Company participates in this market with its OneVoice System which comprised more than 90% of its system sales in fiscal 1996.

             Outbound call processing involves the automatic dialing of telephone numbers and the use of computerized voice messages and live agents to communicate with customers and prospects. Applications include customer notifications, delinquent bill collecting and the telemarketing of goods and services. The Company addresses this market with its InterDial System which comprised 7% of its system sales in fiscal 1996.

             Automated call directing serves the functions typically performed by a receptionist and involves the use of a computerized announcer which asks callers to select an extension or department.

             Voice mail enables callers to leave, exchange and retrieve electronic voice messages 24-hours a day, seven days a week.

             Audiotex is the use of a telephone to access and to listen to a wide variety of current information, such as sports scores, weather, stock quotes, business news, classified ads or other similar information.

             The general public has become increasingly receptive to IVR systems, having become familiar with them from early adopters in the financial services industry, and such systems are becoming more pervasive in a wide variety of industries and applications as indicated below:

                                 INDUSTRY                          APPLICATION
                                 --------                          -----------
                              Financial Services                Banking/Credit Union
                                                                Bill Payment
                              Health Care                       Benefits Coverage
                                                                Test Results
                                                                Claims Status
                              Cable TV                          Service Requests
                                                                Event Ordering
                              Education                         Enrollment
                                                                Grade Reporting
                                                                Financial Aid
                                                                Housing
                              Electronic Benefits Transfer      Child Support
                                                                Welfare Payments
                                                                Food Stamps
                              Telecommunications                Automated Operator Services
                                                                Service Requests

MARKETS

             The Company continues to evaluate a wide variety of potential industry specific or "vertical" markets and has carefully selected key markets based upon the Company's evaluation of their potential for rapid acceptance of IVR technology. The Company has traditionally focused on the financial services industry and, more recently, has enjoyed success in the telecommunications industry. The Company also has expanded its focus to include, among others, the insurance, retail, education, utilities, help desk, cable TV and 401(k)/employee benefits industries.

PRODUCT STRATEGY

             The Company's products are designed to assist its customers in achieving the following objectives:

             #       Increase revenues
             #       Reduce costs
             #       Improve customer and/or employee service
             #       Provide differentiation in their markets

             The Company believes that its OneVoice System enables the Company's customers to handle more calls with fewer delays and errors at a lower cost than through use of agents while preserving callers' privacy and confidentiality, which is important in some applications. InterDial allows the Company's customers to contact a large number of people in applications such as collections and telemarketing while improving the productivity of agents. Both the OneVoice and InterDial Systems operate on the OneVoice MultiApplication Platform which can play simultaneous host to both systems, each of which, in turn, can play simultaneous host to multiple applications, allowing the Company's customers to leverage their investments in the Company's systems.
The OneVoice/UNIX System provides network based voicemail applications for telecommunications companies and addresses the growing Intelligent Peripheral market within the telecommunications industry. Intelligent Peripherals are the building blocks for the provisioning of advanced telecommunications features, such as voice dialing, to be offered in the Advanced Intelligent Networks currently being contemplated by both wireline and wireless local exchange and inter-exchange carriers.

             The Company's product strategy emphasizes leveraging industry standard computer platforms and operating systems to allow the Company to take advantage of hardware and software technology offered by third parties. This allows the Company to focus its development efforts on call automation technology. The Company has developed a robust suite of call processing functions and features characterized by the following factors:

             Flexible Programming: The Company offers its customers a wide variety of software features that can be included in the OneVoice and InterDial Systems. The Company's software is designed to support a number of diverse product applications and to simplify system customization.

             System Expandability/Networking: The OneVoice System can be expanded from four up to 96 lines per module by adding expansion cards without software changes. Multiple modules can be interconnected via a local area network to provide simultaneous access for thousands of callers while maintaining control from a single workstation on the network. InterDial Systems are expandable from 4 to 24 lines per system and multiple InterDial Systems can be connected via a node adapter to support up to a total of 120 agents.

             Voice and Data Connectivity: Systems can be connected to most digital and analog PBX's and/or central office switches and to a wide variety of host computers.

             The Company believes that its products are designed and manufactured to be highly reliable and to require minimum maintenance, most of which can be handled from its headquarters using on-line remote diagnostic and test capabilities. Domestically, when on-site repair is required, the Company electronically dispatches local service technicians. International distributors provide service for the systems they sell.

PRODUCTS AND SERVICES

  OneVoice Systems

             OneVoice Systems are primarily focused on the IVR market and comprised more than 90% of the Company's system sales in fiscal 1996. These systems combine standard computer platforms, standard operating systems, the Company's proprietary software, and Company developed and third party developed expansion boards to perform IVR functions. Each OneVoice System module utilizes the same proprietary core software, which allows the Company's customers to expand their OneVoice Systems via the addition of expansion cards or via the linkage of multiple modules through a local area network, as capacity and other requirements grow. OneVoice Systems are configured using a variety of computer platform models depending on the customer's voice storage, system memory and processing requirements.

             The Company's core software, known as InterSoft, offers customers a variety of features that can be included in OneVoice Systems' functions, including:

             VisualConnect ~: A feature which allows OneVoice Systems to communicate with multi-media personal computers via the Internet. Data can be transmitted in any combination of voice, graphic and image formats.

             MediaConnect ~: A feature allowing customers to communicate with OneVoice Systems with multi-media personal computers via telecommunications networks. Data can be transmitted in any combination of voice, graphic and image formats.

             VoiceDial ~: A voice recognition feature, available in several languages, allowing a telephone caller to issue oral commands to OneVoice Systems, in both numeric and alpha format, including continuous speech.

             YourVoice ~: A feature allowing customers to customize and change recorded messages from any telephone.

             VirtualVoice ~: A voice storage and playback feature allowing OneVoice Systems to store and retrieve large quantities of verbal information received from many telephone lines.

             DataConnect ~: A feature allowing OneVoice Systems to communicate with personal computers, data terminals and hearing impaired devices using the same telephone lines as voice callers.

             MultiFrequency Decoding ~: A feature allowing OneVoice Systems to emulate central office signaling.

             PulseDial Decoding ~: A feature which allows rotary phones to communicate with OneVoice Systems.

             Digital Interface ~: A feature which makes possible 24 channel capacity with fully integrated T1 Direct Connectivity or 30 channel capacity with fully integrated E1 Direct Connectivity in the European marketplace.

             InVision is the Company's proprietary, next-generation software tool which aids in the development and testing of custom IVR applications. InVision is based on a graphical user interface and allows developers to visualize and hear the interaction between users and OneVoice Systems while developing custom applications. The Company believes its customers will expand the scope and use of its systems by virtue of this user-friendly development tool. InterForm is the Company's proprietary, forms based software program which also can be used by developers to generate and maintain custom applications.

             VocalCard, a proprietary voice automation board, allows OneVoice Systems to perform many functions in software which many other suppliers must perform using discrete hardware. Extensive use of software enables the Company to add features or enhance OneVoice Systems without redesigning hardware.

             The Company has developed the FoneTower, an expansion chassis which enables users to insert up to 18 additional cards into a OneVoice module because some computer platforms contain a limited number of expansion slots. Capacity expansion and the provisioning of additional features and functions often require additional voice automation cards such as VocalCard.

             The Company integrates compatible programmable add-in cards with proprietary software to interface OneVoice Systems with IBM, Unisys, NCR, DEC and other host computers using standard communications protocols and native terminal emulation via the Internet; local area networks, including the IBM Token Ring, Ethernet and Arcnet; advanced wide area networks, including ISDN-PRI and X.25; and customer private networks.

  InterDial

             The Company's InterDial system provides outbound call processing. A typical application of an InterDial system permits the Company's customers to improve the productivity of their telemarketing operations by automatically dialing phone numbers and only transferring a call to a telemarketing agent if the call is answered and the called party remains on the phone. InterDial's patented advanced call processing monitoring and automatic call pacing algorithms also improve productivity by transferring a caller to a telemarketing agent immediately upon completion of the agent's previous call.

  OneVoice CallCenter

             The OneVoice CallCenter is targeted for regional or branch offices of large businesses, providing them integrated inbound and/or outbound call automation systems without replacing their existing telecommunications equipment. The OneVoice CallCenter adds call switching capabilities to the OneVoice Multi Application Platform and supports both OneVoice Systems and InterDial systems. These systems serve to combine PBX functionalities with ISDN PRI capabilities to enable the transmission of both voice and data on a single line to support agent query.

OneVoice/Unix

             The OneVoice/UNIX historically has been marketed primarily to telecommunications companies to provision their networks with central office based voice mail. This product has been enhanced and positioned to address the Intelligent Peripheral (or service node) market within the telecommunications industry. The Company is actively marketing OneVoice/Unix systems for the provisioning of automated operator services and advanced telecommunication features such as voice navigated voice mail, voice activated dialing and short message delivery services.

RealCare

             The Company offers its customers a system maintenance program, known as RealCare, which combines on-line remote diagnostic and test capabilities with nationwide on-site repair performed, in part, by the IBM National Service Division. RealCare enables customers to access the Company's Help Desk, to receive on-line tests, and, if necessary, to receive software modifications. When on-site repair is required, the Company may electronically dispatch a local IBM service technician while monitoring and directing repair activities.

COMPETITION

             The call automation industry is fragmented and highly competitive. Based on industry surveys, the Company believes no company participating in this industry has more than a 17% market share. Technological advances are critical to industry leadership. The Company competes primarily on the basis of a broad range of product capabilities and features, professional services (such as system customization), and customer support services. The principal competitors for the Company's OneVoice Systems include Lucent Technologies (formerly AT&T), Brite Voice, and Periphonics. The principal competitors for the Company's InterDial System include Davox, EIS and Digital Systems. The principal competitors for the Company's OneVoice/UNIX System include Boston Technology, Octel and Comverse Technology. The Company anticipates that competition from existing competitors will continue to intensify. The Company may also face market entry from non-traditional competitors, including telephone switching equipment manufacturers and independent IVR service bureaus. Some of these competitors have greater financial, technological and marketing resources than the Company.

DISTRIBUTION

             The Company markets its product through both direct and indirect sales channels. During fiscal 1996, approximately 60% and 40% of the Company's total sales were attributable to direct sales to end-users and to sales to distributors, respectively. The Company provides discounts to volume end-user purchasers and its distributors reflecting decreased costs associated with such sales. During fiscal 1996, sales to existing customers, as a percentage of the Company's total sales, increased to 67% compared to 63% in fiscal year 1995, as customers continued to expand their systems, and to add new and/or enhanced applications. The Company anticipates that sales to existing customers, as a percentage of the Company's total sales, will continue to increase as the Company focuses additional marketing efforts on current users of InterVoice's systems. One customer, MCI Telecommunications, accounted for 11.2%, 11.7% and 14.4% of the Company's sales in fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

United States Distribution

             The Company sells its products directly to end-users and more than 85 distributors in the United States which allows it to leverage an indirect sales force numbering in excess of 1,700 in addition to its domestic direct sales force of approximately 75. During fiscal 1996, approximately 78% and 22% of the Company's domestic sales were attributable to end-users and distributors, respectively. The Company's end-users include, among others, Aetna, USAA, Sprint, Merrill Lynch, Martin Marietta, Sears Roebuck and Co., J.C. Penney, Microsoft, MCI Telecommunications, National Data Corporation, National Westminster Bank U.K., the Social Security Administration, TU Electric, Bell Canada, Fidelity Investments, NationsBank, First Chicago, The New England, Bank of America, Wachovia Bank, CitiBank, First Union Corporation, LCI International and GTE. Marketing efforts by the Company include advertising, trade shows, direct mail campaigns and telemarketing, implemented by a field sales force.

             The Company enters into arrangements with distributors to broaden distribution channels, to increase its sales penetration to specific markets and industries and to provide customer services relating to the Company's products on behalf of the Company. Distributors are selected based on their access to markets, industries and customers that are candidates for the Company's products. The Company's major distributors include Siemens Rolm, Wiltel, Sprint, Fujitsu, Norstan, GTE, Executone Information Systems, Mitel, InteCom, Early Cloud & Co., Ameritech Information Systems, Rockwell International, Teknekron Infoswitch, EDS (a subsidiary of General Motors), Symitar Systems, Ultradata and U.S. Order.

International Distribution

             The Company offers its products outside the United States through a network of more than 45 distributors which allows it to leverage an indirect sales force numbering in excess of 300 in addition to its international direct sales force of approximately 15. International distributors include Siemens, Loxbit, Phonetix, DataPoint, Advanced Network Management, Voice Data Systems, Telecom Equipment Singapore, and IVRS (International) Ltd. The Company maintains an office in London to support sales by distributors throughout the European Community, the Middle East and Africa and a Representative Office in Singapore to support sales by distributors throughout the Pacific Rim. The Company's products are currently sold in 46 countries, including the United Kingdom, Denmark, Sweden, Spain, Canada, the United Arab Emirates, Taiwan, France, Turkey, Holland, Argentina, Belgium, Italy, Australia, Singapore, Thailand, India, Malaysia, Japan and New Zealand. Most countries lag the United States in the development of their IVR markets. Government regulation of telecommunications equipment and services, and the low penetration of digital switches and touch-tone telephones, have limited sales of IVR systems in many countries. Subject to differences in culture and business practices, the Company anticipates that the international market for IVR systems will grow as foreign countries overcome regulatory, technological and other barriers which limit the use of such systems. The Company believes that international buyers are attracted to its products for a number of reasons including: its digital technology; the ease with which buyers can customize applications in foreign languages; OneVoice Systems' ability to support multiple languages concurrently, to interact with rotary telephones, and to support voice recognition when touchtone telephones are unavailable; and the Company's efforts in obtaining the required approvals for connectivity to the telephone networks in numerous international markets. In previous fiscal years, the Company had many large sales to the European audiotex market, however, such sales slowed to less than 5% of the Company's European sales during fiscal 1996. The Company expects only minimal sales to the European audiotex market in future years as the Company believes demand in that market will remain flat or continue to decline. During fiscal 1996, the Company continued its focus on building its European distribution channels by strengthening existing distributor relationships and by adding new distributors. The Company also continued to expand distribution in the Pacific Rim and Latin America to increase the Company's presence in these rapidly growing markets.

             International sales in fiscal 1996, 1995 and 1994 grew 64%, 6% and 4% respectively, and, as a percentage of total sales, were 19% in fiscal 1996, 14% in fiscal 1995 and 17% in fiscal 1994. Sales to the Americas (excluding the United States) constituted 61%, 33% and 26% of international sales in fiscal 1996, 1995 and 1994, respectively. Sales to the Pacific Rim constituted 19%, 22% and 11% of international sales in fiscal 1996, 1995 and 1994, respectively. Sales to Europe constituted 20%, 45% and 63% of international sales in fiscal 1996, 1995 and 1994, respectively. The large increase in sales to the Americas (excluding the United States) as a percent of international sales in fiscal 1996 was primarily attributable to several large sales to Central and South American telecommunications companies. The decline in sales to Europe as a percent of international sales in fiscal 1996 and fiscal 1995 was primarily attributable to the slowing of sales to the European audiotex market, as mentioned above. A discussion of the Company's export sales by geographical area for fiscal 1996, 1995 and

1994 is found in Note H to the Consolidated Financial Statements located in
Item 8 of this report which is incorporated herein by reference.

RELATIONSHIP WITH IBM

             A large percentage of the Company's shipments have been OneVoice Systems utilizing IBM Personal System/2 computers with OS/2 system operating software. The Company's products also have the capability to operate in conjunction with similar computers from other manufacturers using OS/2 system operating software. This product strategy increases the Company's ability to take advantage of the software technology developed by third parties and enables the Company to focus its research and development efforts on call automation technology, rather than adapting its OneVoice Systems to a wide variety of less commonly used computer platforms. Nevertheless, there is no commitment on the part of IBM or other computer manufacturers or software companies to continue to release platforms and system operating software compatible with the Company's products. Any failure by IBM or other computer manufacturers or software companies to supply suitable platforms and system operating software could cause the Company to make significant expenditures to adapt its products for future IBM or other computer platforms and system operating software, and could have a temporary adverse effect on the Company's operating results. In order to offer its customers a variety of computing platform options, the Company has taken steps to make its OneVoice Systems compatible with the internal data bus architecture utilized by many manufacturers of computing platforms other than IBM. Additionally, the Company has announced plans to release versions of its InterSoft core software which are compatible with popular operating systems other than OS/2, such as UNIX and Windows NT, in line with a strategy to achieve operating system and computer platform independence.

             IBM service technicians perform on-site repairs for the Company's system under its RealCare system maintenance program. Additionally, IBM is one of the Company's international distributors, primarily in Europe.

BACKLOG

             The Company's backlog at February 29, 1996, February 28, 1995 and February 28, 1994 was approximately $21.3 million, $11.7 million and $9.6 million, respectively. The Company expects all existing backlog to be delivered within the next fiscal year. Due to customer demand, many of the Company's sales are completed in the same fiscal quarter as ordered. Thus, the Company's backlog at any particular date may not be indicative of actual sales for any future period.

PROPRIETARY RIGHTS

             The Company believes that its existing patent, copyright, license and other proprietary rights in its products and technologies are material to the conduct of its business. To protect these proprietary rights, the Company relies on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 29, 1996, the Company owned 11 patents. In addition, the Company has registered "InterVoice" as a trademark in the United States and in certain foreign countries. The Company has also registered 20 trademarks and servicemarks in the United States for other product and service names and has registrations pending in the United States for various product names. The Company's software and other products are generally licensed to customers pursuant to a nontransferable license agreement that restricts the use of the software and other products to the customer's internal purposes. Although the Company's license agreements prohibit a customer from disclosing proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. Furthermore, even in cases where patents are granted, the detection and policing of their unauthorized use is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The occurrence of the unauthorized use of the Company's proprietary information by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 3. Legal Proceedings."

MANUFACTURING AND FACILITIES

             The Company's manufacturing operations consist primarily of the final assembly and extensive testing and quality control of materials, components, subassemblies and systems. The Company currently uses third parties to perform printed circuit board assembly and sheet metal fabrication. Although the Company generally uses standard parts and components for its products, some components, including certain semiconductors, and more specifically, digital signal processors and static random access memories, are presently available only from limited suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner. However, the Company's operating results could be adversely affected if the Company were unable to obtain such components from such sources in the future.

EMPLOYEES

             As of May 23, 1996, the Company had 610 employees.

ITEM 2.      PROPERTIES

             The Company owns and occupies a 225,000 square foot manufacturing and office facility in Dallas, Texas. The Company also leases approximately 5,000 square feet of office space in London and approximately 1,000 square feet of office space in Singapore.

             The Company has suitable properties and productive capacity for its near-term requirements. The Company owns land adjacent to its Dallas facility should additional office and/or manufacturing capacity be required.

ITEM 3.      LEGAL PROCEEDINGS

             The Company recently entered into a settlement agreement with Next Generation Information, Inc. which will result in the dismissal, with prejudice, of the lawsuit pending between the two companies in the United States District Court for the District of New Jersey, Newark Division, Civil Action
No. 94-1504(AJL). In the settlement, the Company acquired a non-exclusive license under U.S. Patent No. 5,214,689 and certain copyrights and copyright registrations.

             In the suit which is now pending before the Commercial Court of Nanterre in France against the Company and its French subsidiary, InterVoice S.A. Realizzazione Investmenti per lo Sviluppo delle Communicazioni s.r.l., ("RISC"), an Italian registered limited company, asserted claims based on alleged breaches by the Company and its subsidiary of a contract to develop and supply InterVoice Systems to RISC. RISC has asserted direct and consequential damages of approximately $16 million. On December 8, 1995, the Commercial Court issued a judgment deciding many of the issues presented in the case. The Commercial Court, in its decision, cited certain findings and opinions concerning technical matters related to the proceeding contained in a report prepared by an expert appointed by the Commercial Court. The Commercial Court held that the contract between the Company's French subsidiary and RISC had been terminated as a result of the fault of the Company and its subsidiary.
The Commercial Court further held that the Company and its subsidiary had breached certain obligations under the contract and were liable for damages. However, the Commercial Court determined that RISC was also at fault and should, therefore, bear a share of any loss which might be established. The Commercial Court appointed a new expert to conduct a proceeding and issue an opinion as to the amount of damages. The Commercial Court reserved judgment concerning the share of any loss to be borne by RISC. The Commercial Court also held that a limitation of liability provision in the contract was not applicable. The Commercial Court rejected RISC's demand that it be allowed to return the systems purchased under the contract to the Company and receive a refund of the purchase price. The Company and its subsidiary have appealed the Commercial Court's decision, and, pursuant to French procedure, such appeal will result in a trial de novo. In the trial de novo, the Appellate Court will not be obligated to follow any factual or legal determination by the Commercial Court. The Appellate Court is not likely to conduct new expertal proceedings and will have access to the expert's report which was prepared for the Commercial Court proceeding. The Company intends to vigorously contest the Commercial Court's determination and all claims asserted by RISC in the proceeding before the expert to determine damages, and believes it has meritorious defenses to such claims and the determination by the Commercial Court, in addition to meritorious counterclaims which it intends to assert. As with any legal proceeding, there is no guarantee that the Company will prevail in its current proceedings with RISC.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

COMMON STOCK

             The Company's outstanding shares of common stock are quoted in the Nasdaq National Market under the symbol INTV. The Company has not paid any cash dividends since its incorporation and does not anticipate paying cash dividends in the foreseeable future. The Company is not bound by any contractual terms that either prohibit or restrict the payment of dividends.

             High and low prices for the shares as reported in the Nasdaq National Market are shown below for the Company's fiscal quarters during fiscal 1996 and 1995.

                       Fiscal 1996                                                 Fiscal 1995
                       -----------                                                 -----------
                       Quarter              High            Low                    Quarter           High           Low
                       -------              ----            ---                    -------           ----           ---
                       1st            $   16 1/2      $    14 1/8                    1st             $14           $9 1/2
                       2nd                22 3/4           14 5/8                    2nd              11 11/16      5 7/8
                       3rd                26 3/8           17 7/8                    3rd              16           11 11/16
                       4th                24 1/2           16 5/8                    4th              17           12 1/4

             There were approximately 1,000 shareholders of record and approximately 12,500 beneficial shareholders of the Company at May 17, 1996. On May 17, 1996 the closing price of the Common Stock was $30.00.

             During fiscal 1995, the Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's common stock as the Board believed market conditions made such shares of value to the Company's shareholders. During July, 1994, 3,000,000 shares were repurchased at an average price of $8.00.

ITEM 6.      SELECTED FINANCIAL DATA

             The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. The selected consolidated financial data presented below for each of the years in the five-year period ended February 29, 1996 are derived from the consolidated financial statements of InterVoice, Inc., which financial statements have been audited by Ernst & Young LLP, independent certified public accountants. The consolidated financial statements as of February 29, 1996 and February 28, 1995, and for each of the years in the three-year period ended February 29, 1996 and the report of Ernst & Young LLP thereon, are included elsewhere herein.

                                                                     FISCAL YEAR ENDED FEBRUARY 29/28
                                                                     --------------------------------
                                                 1996                1995           1994          1993           1992
                                                 ----                ----           ----          ----           ----
 Net Sales                                   $97,103,054         $ 76,265,228   $ 60,933,903   $44,566,352    $30,230,923
 Income from Operations                       25,054,742            9,304,113**   16,988,225    10,950,223      3,504,295
 Net Income                                   17,259,358            2,533,580**   11,705,501     7,824,309      2,926,583
 Total Assets                                 90,163,087           62,718,565     74,218,417    52,633,577     49,478,591
 Long Term Debt                                       --                   --             --            --             --
 Per Common Share
  Net Income                                        1.05                  .15**          .64           .45            .16
  Cash Dividend                                       --                   --             --            --             --
 Weighted average number of common
 and common equivalent shares*                16,397,924           16,755,289     18,419,088    17,461,876     18,626,460

*The number of weighted average common and common equivalent shares in fiscal years prior to 1994 have been restated to reflect 2 for 1 stock splits in the form of 100% stock dividends paid August 16, 1993 and October 16, 1992.

**Fiscal 1995 income from operations and net income were impacted by charges totaling approximately $10.5 million, or $0.65 per share, associated with a non-recurring charge resulting from a significant portion of the purchase price of VoicePlex Corporation having been attributed to in-process research and development. Without this charge, earnings for fiscal 1995 would have been $0.80 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

            This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business - Product Strategy," "Business - Distribution," and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

# The Company faces ever-increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards and to provide greater functionality. Since the Company does not have the resources to cause its products to be compatible with each new technology or standard and to provide all requested functionality, the ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards.

# Intense competition in the voice automation industry. See "Business - Competition."

# Ability of the Company to continue to introduce new features and products as the Company's markets evolve, as new technologies and standards become available, and customers demand additional functionality, requiring a continued high level of expenditures by the Company for research and development.

# Ability of the Company to properly estimate costs under fixed price contracts in developing application software and otherwise tailoring its systems to customer-specific requests.

# Continued availability of suitable non-proprietary computing platforms and system operating software that are compatible with the Company's products.

# The ability of the Company to retain its customer base and, in particular, its more significant customers (such as MCI Telecommunications, which accounted for over ten percent of the Company's total sales in the last three fiscal years) since such customers generally are not contractually obligated to place further orders with the Company.

# Certain of the components for the Company's products are available from limited suppliers. The Company's operating results could be adversely affected if the Company were unable to obtain such components in the future. See "Business - Manufacturing" and "Relationship with IBM."

# Risks involved in the Company's international distribution and sales of its products, including unexpected changes in regulatory requirements, unexpected changes in exchange rates, the difficulty and expense of maintaining foreign offices and distribution channels, tariffs and other barriers to trade, difficulty in protecting intellectual property rights, foreign governmental regulations that may limit or restrict the sales of call automation systems. Additionally, changes in foreign credit markets and currency exchange rates may result in requests by many international customers for extended payment terms and may have an adverse impact on the Company's cash flow and its level of accounts receivable.

# Legislative and administrative changes and, in particular, changes affecting the telecommunications industry, such as the recently enacted Telecommunications Act of 1996. While many industry analysts expect the Telecommunications Act of 1996 to result in at least a temporary surge in the procurement of telecommunications equipment and related software and other products, there is no assurance that the Company can estimate with sufficient accuracy those products which will ultimately be purchased, the timing of any such purchases or the quantities to be purchased.

# The Company's ability to hire and retain, within the Company's compensation parameters, qualified technical talent and outside contractors in highly competitive markets for the services of such personnel.

# Extreme price and volume trading volatility in the U.S. stock market, which has had a substantial effect on the market prices of securities of many high technology companies frequently for reasons other than the operating performance of such companies. These broad market fluctuations could adversely affect the market price of the Company's common stock.

# Increasing litigation with respect to the enforcement of patents, copyrights and other intellectual property.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

RESULTS OF OPERATIONS

             The following table presents certain items as a percentage of sales for the Company's last three fiscal years.

                                                                     Year ended February 29/28
                                                                     -------------------------
                                                           1996                1995                  1994
                                                           ----                ----                  ----
 Sales                                                      100%                100%                  100%

 Cost of goods sold                                        35.5                36.6                  36.2

 Gross Margin                                              64.5                63.4                  63.8

 Research and development expenses                         10.0                 9.6                   8.6
    Selling, general and administrative expenses           28.7                27.8                  27.3
    Purchased research and development                      --                 13.8*                  --

 Operating income                                          25.8                12.2*                 27.9


 Other income - net                                          .5                  .6                   1.2
    Income before taxes                                    26.3                12.8*                 29.1
    Income taxes                                            8.6                 9.5                   9.9

 Net Income                                                17.7%                3.3%*                19.2%

*Impacted by charges totaling approximately $10.5 million associated with a non-recurring charge resulting from a significant portion of the purchase price of VoicePlex Corporation having been attributed to in-process research and development. Without this charge, net income for fiscal 1995 would have been 17% of sales.

SALES

             Sales are derived primarily from the shipment of voice automation systems to both new and existing customers. Due to customer demand, many of the Company's sales transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically resulted in sales fluctuations from quarter to quarter. However, the impact of these fluctuations is mitigated to some extent by vertical markets and by the geographic location of the Company's existing and prospective customers.

             Total sales in fiscal 1996, 1995 and 1994 increased 27%, 25% and 37%, respectively, from the immediately preceding years as a result of the Company's continued investment in the addition of new distributors worldwide, and in the hiring and training of new and existing sales, service and support personnel and in expanding its marketing and advertising programs. Domestic sales in fiscal 1996, 1995 and 1994 increased 21%, 29% and 46% from the immediately preceding years, respectively, while international sales in fiscal 1996, 1995 and 1994 increased 64%, 6% and 4% from the immediately preceding years, respectively. Sales to the telecommunications market during fiscal 1996 were approximately equal to fiscal 1995 and represented 12% and 36% of the Company's domestic sales growth in fiscal 1995 and 1994, respectively. Sales to the Company's other domestic markets as well as sales to new domestic distributors who entered into marketing arrangements with the Company during fiscal 1996, 1995 and 1994, constituted all of the Company's domestic sales growth in fiscal 1996 and 88% and 64% of domestic sales growth in fiscal 1995 and 1994, respectively. Sales to domestic distributors as a percentage of total sales were 24%, 22% and 23% in fiscal 1996, 1995 and 1994, respectively. Sales of system maintenance programs during fiscal 1996 resulted in the Company having contracts with over 3,000 end-users and comprised 10% of the Company's total sales in fiscal 1996 and 1995 and 8% in fiscal 1994.

             International sales were 19% of the Company's total sales in fiscal 1996 compared with 14% in fiscal 1995 and 17% in fiscal 1994. The Company's sales to Europe, the Pacific Rim and to Latin America all grew during fiscal 1996, particularly in Latin America due to several large sales transactions with telecommunications companies. The Company's growth in sales to the Pacific Rim and Latin America in fiscal 1995 and fiscal 1994 was offset by a decline in sales to Europe, primarily due to a lower demand for audiotex applications. The Company intends to continue its focus on building its international distribution channels, including the addition of sales personnel in Europe, the Pacific Rim and Latin America. The Company's exposure to foreign currency fluctuations is minimal as less than 3% of total sales are denominated in foreign currencies.

             Prices for the Company's products have remained stable, as measured by price per line shipped, during fiscal 1996, 1995 and 1994 although the features and functions per line shipped have become more robust. Accordingly, the Company's sales increases are largely the result of increased unit shipments.

COST OF GOODS SOLD

             In the past, cost of goods sold has been affected by the mix of business between end-users and distributors. Since fiscal 1993, the mix of sales has become less a factor as the reduced costs associated with the lower customized software content of products sold to distributors has been offset by reductions in the cost of customizing software for end-users. The Company anticipates that in fiscal 1997 its cost of goods sold will remain at a percentage of anticipated sales similar to fiscal 1996.

RESEARCH AND DEVELOPMENT

             Fiscal 1996, 1995 and 1994 research and development expenses were approximately $9.8 million, $7.3 million and $5.2 million, respectively. Fiscal 1996 expenses included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems, and the development of VisualConnect (the ability to communicate with OneVoice Systems via the Internet), MediaConnect (the multi-media implementation of IVR), and InVision (the Company's next generation custom application development tool), and the enhancement of products acquired in the VoicePlex Corporation transaction. Additionally, expenditures were made in fiscal 1996, 1995 and 1994 for the ongoing development of the Company's OneVoice Multi-application Platform including OneVoice (the Company's IVR system), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), and continued development of InterForm (a custom applications generation, or script building, user tool) and digital VocalCard software and hardware functionality. Research and development expenses in these years also reflect the development of a voice mail system, speech recognition in both alpha and numeric format (including continuous speech), voice verification, a facsimile server, the OneVoice CallCenter, vertical industry application packages (including applications targeted for the telecommunications industry) and international homologations (the approvals required for connectivity to the telephone network in numerous international markets). The Company has not capitalized internal hardware or software development expenses. The Company expects that in fiscal 1997 it will maintain its strong commitment to research and development at a targeted percentage of anticipated sales similar to fiscal 1996. The Company believes that this level of commitment should enable it to stay in the forefront of technology development in its business segment, which is essential to improving the Company's position in the industry.

SELLING, GENERAL AND ADMINISTRATIVE

             Selling, general and administrative expenses increased to approximately $27.8 million in fiscal 1996 from approximately $21.2 million in fiscal 1995 and approximately $16.6 million in fiscal 1994 as the Company continued to hire and train new and existing sales, service and support personnel and expand its marketing and advertising programs worldwide. The Company expects that in fiscal 1997 it will invest in selling, general and administrative resources at a targeted percentage of anticipated sales similar to fiscal 1996.

OTHER INCOME

             Other income is primarily interest income on cash and short term investments. The increase in other income in fiscal 1996 versus fiscal 1995 reflected the Company's increased average cash balances resulting from the Company's positive net cash flow. The decrease in other income in fiscal 1995 versus fiscal 1994 reflected the Company's decreased average cash balances resulting from a stock repurchase program, the purchase of VoicePlex Corporation and the expansion of the Company's Dallas facilities.

INCOME FROM OPERATIONS

             In order to understand the Company's operating and net income over the last three fiscal years, it must be noted that the Company purchased VoicePlex Corporation on August 31, 1994 for approximately $8.0 million in cash and approximately 255,000 shares of the Company's common stock. The acquisition was effected by the merger of a wholly owned subsidiary of the Company into VoicePlex Corporation. Substantially all the purchase price was allocated to in- process research and development which resulted in a $10.5 million charge to expense, with no related tax benefit, in fiscal 1995. Adjusting for this write-off, the Company generated operating income of approximately $19.8 million and net income of approximately $13.1 million during fiscal 1995.

             Operating income in fiscal 1996 increased 26% versus fiscal 1995 adjusted operating income as a result of a 27% increase in the Company's total sales, improved gross margins due to an increased software content in the Company's systems and productivity improvements from the Company's sales, marketing and administrative staffs. Adjusted operating income in fiscal 1995 increased 17% versus fiscal 1994 resulting from a 25% increase in sales. The increase in adjusted operating income during fiscal 1995 was at a lesser rate than the increase in sales due to the Company's hiring and training of sales, service and support, and research and development personnel and the expansion of worldwide marketing and advertising programs. Operating income increased 55% in fiscal 1994 versus the prior year. This increase resulted primarily from a 37% increase in sales and improved gross margins resulting from an increased software content in the Company's systems, productivity improvements in the Company's marketing and sales efforts, and the leveraging of the Company's administrative overhead to support increased sales.

             Net income in fiscal 1996 increased 32% versus fiscal 1995 adjusted net income. Fiscal 1996 net income grew at a slightly faster rate than operating income due to a favorable tax rate versus fiscal 1995 as a result of increased sales through the Company's foreign sales corporation. Adjusted net income increased 12% in fiscal 1995 from fiscal 1994. Net income for fiscal 1995 grew at a lesser rate than operating income due to less tax free interest income as a result of the Company's use of cash to repurchase stock, to acquire VoicePlex Corporation and to complete the expansion of its Dallas facilities. Any anticipated increases in operating income and net income are expected to be at a rate generally commensurate with the percentage increase in anticipated sales.

LIQUIDITY AND CAPITAL RESOURCES

             The Company had approximately $23.6 million in cash and cash equivalents at February 29, 1996, up from $10.3 million at February 28, 1995. This increase is entirely attributable to the Company's internally generated cash flow. The Company believes that its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has a $15 million unsecured revolving line of credit with NationsBank, which expires July 29, 1996, which is available in its entirety. The Company reviews share repurchase and acquisition opportunities from time to time and repurchased 3,000,000 shares of its common stock during fiscal 1995 as market conditions made such shares of value to the Company's shareholders. The Company believes it has or has access to the financial resources necessary to pursue attractive opportunities as they arise.

Impact of Inflation

             The Company does not expect any significant short term impact of inflation on its financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long term fixed price sales contracts and has no long term debt obligations, which should reduce the Company's exposure to inflationary effects.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                ------------------
 FISCAL 1996                              31-May-95         31-Aug-95       30-Nov-95         29-Feb-96
                                          ---------         ---------       ---------         ---------
 Sales                                   $22,016,697      $23,683,721      $25,145,270       $26,257,366
 Income from
     Operations                            5,989,157        6,321,086        6,612,046         6,132,453
 Net Income                                3,990,260        4,237,924        4,411,047         4,620,127
 Net Income per Common Share                     .25              .26              .27               .28


                                                                    THREE MONTHS ENDED
                                                                    ------------------
 FISCAL 1995                               31-May-94        31-Aug-94            30-Nov-94        28-Feb-95
                                           ---------        ---------            ---------        ---------
 Sales                                   $16,604,732        18,005,943         $20,058,871      $21,595,682
 Income (loss) from Operations             4,134,068        (6,126,218)*         5,321,501        5,974,762
 Net income (loss)                         2,869,252        (7,693,492)*         3,459,947        3,897,873
 Net income (loss) per Common
  Share                                          .16              (.47)*               .22              .24

*Includes a charge of $10,541,918, or $0.65 per share, for the write-off of purchased research and development acquired through the purchase of VoicePlex Corporation. Without this charge, earnings for the quarter ended August 31, 1994 would have been $0.18 per share.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Independent Auditors Report of Ernst & Young LLP and the Consolidated Financial Statements of the Company as of February 29, 1996 and February 28, 1995, and for each of the three years in the period ended February 29, 1996 follow:

                         REPORT OF INDEPENDENT AUDITORS


The Stockholders and Board of Directors of
InterVoice, Inc.

We have audited the accompanying consolidated balance sheets of InterVoice, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 29, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterVoice, Inc. and subsidiaries at February 29, 1996 and February 28, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                               Ernst & Young LLP





Dallas, Texas
April 2, 1996

                                InterVoice, Inc.
                          Consolidated Balance Sheets



                                                                                      February 29,      February 28,
ASSETS                                                                                   1996              1995
                                                                                      ------------      ------------
CURRENT ASSETS
 Cash and cash equivalents                                                            $23,573,976       $10,276,952
 Accounts and notes receivable, net of allowance
   for doubtful accounts of $746,027 in 1996 and
   $585,439 in 1995                                                                    24,704,425        17,760,544
 Inventory                                                                             12,586,640         9,803,534
 Prepaid expenses                                                                       1,240,709           516,091
 Deferred taxes                                                                         1,714,246         1,168,076
                                                                                      -----------       -----------
                                                                                       63,819,996        39,525,197
PROPERTY AND EQUIPMENT
 Building                                                                              15,865,605        14,545,054
 Computer equipment                                                                     8,193,562         5,379,320
 Furniture, fixtures and other                                                          4,737,625         4,300,907
 Service equipment                                                                      2,025,558         1,903,632
                                                                                      -----------       -----------
                                                                                       30,822,350        26,128,913
 Less allowance for depreciation                                                        9,540,886         6,465,385
                                                                                      -----------       -----------
                                                                                       21,281,464        19,663,528
OTHER ASSETS
 Intangible assets, net of amortization
   of $1,893,619 in 1996 and
   $2,001,509 in 1995                                                                   4,712,495         2,458,972
 Other assets                                                                             349,132           958,464
                                                                                      -----------       -----------
                                                                                      $90,163,087       $62,606,161
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                $11,796,125        $9,538,117
 Customer deposits                                                                      2,527,514         1,131,764
 Deferred income                                                                        4,075,099         3,364,848
 Income taxes payable                                                                   1,053,519         1,724,334
                                                                                      -----------       -----------
                                                                                       19,452,257        15,759,063

DEFERRED TAXES                                                                            713,074              - -

CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred Stock, $100 par value--2,000,000
   shares authorized: none issued
 Common Stock, no par value, at nominal
   assigned value--62,000,000 shares
   authorized: 18,984,206  issued,
   15,984,206 outstanding in 1996
   and 18,381,503 issued, 15,381,503
   outstanding in 1995                                                                      9,460             9,167
 Additional paid-in capital                                                            39,103,070        33,212,063
 Treasury stock - at cost                                                             (24,003,245)      (24,003,245)
 Retained earnings                                                                     54,888,471        37,629,113
                                                                                      -----------       -----------
                                                                                       69,997,756        46,847,098
                                                                                      -----------       -----------
                                                                                      $90,163,087       $62,606,161
                                                                                      ===========       ===========

See notes to consolidated financial statements.

                                InterVoice, Inc.
                       Consolidated Statements of Income




                                                                   Year Ended February 29/28
                                                            ------------------------------------------
                                                               1996            1995           1994
                                                            -----------    -----------     -----------
SALES                                                       $97,103,054    $76,265,228     $60,933,903

COST OF GOODS SOLD                                           34,468,112     27,882,870      22,082,005
                                                            -----------    -----------     -----------
GROSS MARGIN                                                 62,634,942     48,382,358      38,851,898

  Research and development expenses                           9,757,972      7,313,780       5,236,050
  Selling, general and
    administrative expenses                                  27,822,228     21,222,547      16,617,623
  Purchased research and development                               - -      10,541,918            - -
                                                            -----------    -----------     -----------
INCOME FROM OPERATIONS                                       25,054,742      9,304,113      16,998,225

  Other income - net                                            532,065        438,586         731,027
                                                            -----------    -----------     -----------
INCOME BEFORE INCOME TAXES                                   25,586,807      9,742,699      17,729,252

INCOME TAXES
  Current                                                     8,371,856      7,328,307       6,164,112
  Deferred                                                      (44,407)      (119,188)       (140,361)
                                                            -----------    -----------     -----------
INCOME TAXES                                                  8,327,449      7,209,119       6,023,751
                                                            -----------    -----------     -----------
NET INCOME                                                  $17,259,358    $ 2,533,580     $11,705,501
                                                            ===========    ===========     ===========

Net income per common and
  common equivalent share                                   $      1.05    $       .15     $       .64
                                                            ===========    ===========     ===========

Weighted average number of common
  and common equivalent shares                               16,397,924     16,755,289      18,419,088
                                                            ===========    ===========     ===========


See notes to consolidated financial statements.

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity


                                    Common             Stock       Additional
                                  ------------------------------    Paid-in         Retained           Treasury
                                    Shares             Amount       Capital         Earnings             Stock              Total
                                  --------------------------------------------------------------------------------------------------
Balance at February 28, 1993       7,952,842            3,965      20,666,893      23,394,387                - -         44,065,245
  Stock Split in
   form of 100%
   Stock Dividend                  8,730,306            4,355             - -          (4,355)               - -                - -
  Exercise of stock
   options                         1,077,657              537       4,845,518             - -                - -          4,846,055
  Tax benefit from
   exercise of
   stock options                         - -              - -       2,535,039             - -                - -          2,535,039
  Net Income                             - -              - -             - -      11,705,501                - -         11,705,501
                                ----------------------------------------------------------------------------------------------------
Balance at February 28, 1994      17,760,805            8,857      28,047,450      35,095,533                - -         63,151,840
  Exercise of stock
   options                           365,690              183       1,606,960             - -                - -          1,607,143
  Acquisition of
   business                          255,008              127       2,980,279             - -                - -          2,980,406
  Purchase of
   treasury stock                 (3,000,000)             - -             - -             - -       ($24,003,245)       (24,003,245)
  Tax benefit from
   exercise of
   stock options                         - -              - -         577,374             - -                - -            577,374
  Net Income                             - -              - -             - -       2,533,580                - -          2,533,580
                                ----------------------------------------------------------------------------------------------------
Balance at February 28, 1995      15,381,503           $9,167     $33,212,063     $37,629,113       ($24,003,245)       $46,847,098
                                ----------------------------------------------------------------------------------------------------
  Exercise of stock
   options                           571,942              278       3,763,469             - -                - -          3,763,747
  Tax benefit from
   exercise of
   stock options                         - -              - -       1,545,825             - -                - -          1,545,825
  Issuance of
   restricted stock                   30,761               15         581,713             - -                - -            581,728
  Net Income                             - -              - -             - -      17,259,358                - -         17,259,358
                                ----------------------------------------------------------------------------------------------------
Balance at February 29, 1996      15,984,206           $9,460     $39,103,070     $54,888,471       ($24,003,245)       $69,997,756
                                ====================================================================================================

See notes to consolidated financial statements.

                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows


                                                                         Year Ended February 29/28
                                                             ---------------------------------------------------------
                                                                 1996                  1995                 1994
                                                             --------------        --------------       --------------
OPERATING ACTIVITIES
 Net Income                                                  $17,259,358             $ 2,533,580         $11,705,501
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Purchased research and
    development                                                      - -              10,541,918                - -
   Depreciation and amortization                               4,393,988               3,522,925           2,537,907
   Benefit for deferred income taxes                             (44,407)               (119,188)           (140,361)
   Provision for doubtful accounts                               173,928                 481,938              73,606
   Provision for slow moving inventories                         752,090                 660,000              80,774
   Disposal of equipment                                          11,669                  37,014                - -
   Changes in operating assets and
    liabilities net of effects of acquisition:
    Increase in accounts receivable                           (7,279,317)             (3,396,102)         (4,274,913)
    Increase in inventories                                   (3,657,122)             (3,499,289)         (2,976,486)
    (Increase) decrease in prepaid expenses                     (142,892)                124,669            (332,885)
    Increase in accounts payable
       and accrued expenses                                    2,258,010               2,273,304           2,680,369
    Increase (decrease) in customer deposits                   1,395,750                 (84,607)            344,971
    Increase in deferred income                                  710,251               1,088,334             528,068
    Increase (decrease) in income taxes payable                 (459,505)              1,027,768          (1,055,163)
                                                             -----------             -----------         -----------
                                                              15,371,801              15,192,264           9,171,388

INVESTING ACTIVITIES
 Acquisition of business, net of
  cash acquired                                                      - -              (9,130,574)               - -
 Purchases of property and equipment                          (4,601,288)             (9,197,365)         (5,584,017)
 Increase in other assets                                     (2,944,569)               (819,401)           (163,753)
 (Increase) decrease in notes receivable                         161,508                (151,462)            629,498
                                                             -----------             -----------         -----------
                                                              (7,384,349)            (19,298,802)         (5,118,272)

FINANCING ACTIVITIES
 Purchase of treasury stock                                          - -             (24,003,245)                - -
 Exercise of stock options                                     5,309,572               2,184,517           7,381,094
                                                             -----------             -----------         -----------
                                                               5,309,572             (21,818,728)          7,381,094

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              13,297,024             (25,925,266)         11,434,210

Cash and cash equivalents, beginning of year                  10,276,952              36,202,218          24,768,008
                                                             -----------             -----------         -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $23,573,976             $10,276,952         $36,202,218
                                                             ===========             ===========         ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

The Company develops, sells and services call automation systems with a traditional emphasis on interactive voice response allowing individuals to interact with computer data bases using the keys on their touch-tone telephones, the dials on their rotary telephones, the keyboards of their personal computers, credit card terminals or their voices. The Company's systems, which are sold under the trade names "OneVoice" and "InterDial", are used by a variety of enterprises to disseminate and receive information efficiently, allowing multiple callers simultaneous access to computer data bases without the expense of maintaining a manned workstation for each telephone line, or by automatically dialing phone numbers and only transferring a call to an operator if the call is answered and the called party remains on the phone. The Company's products include software designed to simplify system customization while permitting a number of diverse product applications. The Company sells its products directly to end-users and through more than 130 domestic and international distributors.

NOTE B-SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of InterVoice and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES: Inventories, primarily system components, are valued at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Amounts presented are net of inventory valuation allowances totaling $1,350,000 and $1,110,267 at February 29, 1996 and February 28, 1995,
respectively.

PROPERTY AND EQUIPMENT: Property and Equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over each asset's estimated useful life. Depreciation expense totaled $2,834,613, $2,305,263 and $1,766,684 in fiscal 1996, 1995 and 1994, respectively.

INTANGIBLE ASSETS: Intangible assets, which include patent licenses, purchased software and license fees for technologies such as text to speech and speech recognition, are being amortized by the straight-line method based on the Company's assessment of each asset's useful life. Useful lives range from five to thirteen years. Amortization expense for these items totaled $647,261, $912,996 and $771,223 in fiscal 1996, 1995 and 1994, respectively.

CASH AND CASH EQUIVALENTS: Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximate fair market value.

REVENUE RECOGNITION: The Company recognizes revenue from sales of systems and services at the time a contract is signed, custom system specifications, where applicable, are defined and agreed upon, and the system has been shipped or services rendered. In the event the Company anticipates more than a normal time period between shipment and completion of other obligations (installation and system testing), revenue recognition is deferred until all remaining obligations are insignificant. Revenues from system maintenance agreements are deferred and recognized over the term of the agreement.

NET INCOME PER SHARE: Net income per share is based on 16,397,924, 16,755,289 and 18,419,088 average common and common equivalent shares outstanding during fiscal 1996, 1995, and 1994, respectively. Common equivalent shares assume the exercise of all dilutive stock options, including restricted stock, using the treasury stock method. Primary and fully diluted earnings per share are not materially different for the years presented.

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to current year presentation.

NOTE C-ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                       1996                                  1995
                                                       ----                                  ----
 Accounts payable                                  $ 7,923,169                            $6,061,631
 Accrued compensation                                2,356,379                             1,985,896
 Other                                               1,516,577                             1,490.590
                                                   -----------                            ----------
                                                   $11,796,125                            $9,538,117
                                                   ===========                            ==========

NOTE D-INCOME TAXES

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   1996               1995
                                                                   ----               ----
 Deferred tax assets:
 Allowance for slow moving inventories                         $  511,988         $  421,068
 Deferred revenue                                                 942,181            586,087

 Accrued expenses                                                 267,615            170,640
 Allowance for doubtful accounts                                  102,777             56,887
 Other                                                             44,795             18,741
                                                               ----------         ----------
    Total deferred tax assets                                   1,869,356          1,253,423
                                                               ----------         ----------
 Deferred tax liabilities:

 Capitalized Software                                             639,835                 --
 Tax over book depreciation                                       110,884             91,026
 Prepaid assets                                                   107,049             69,872
 Other                                                             10,416             14,447
                                                               ----------         ----------
    Total deferred tax liabilities                                868,184            175,345
                                                               ----------         ----------


    Net deferred tax assets                                    $1,001,172         $1,078,078
                                                               ==========         ==========

Domestic and foreign income before taxes, and details of the income tax provision are as follows:

                                                      1996                1995                  1994
                                                      ----                ----                  ----
Income (loss) before taxes:
Domestic                                           $26,671,904        $  10,969,945       $  18,746,943
Foreign                                             (1,085,097)          (1,227,246)         (1,017,691)
                                                   -----------        -------------       -------------

                                                   $25,586,807        $   9,742,699       $  17,729,252
                                                   ===========        =============       =============

Income tax provision (benefit):
Current:
     Federal                                       $ 8,050,856        $   6,349,864          $5,905,127

     Foreign                                                --              146,147            (346,015)
     State                                             321,000              832,296             605,000
                                                   -----------        -------------       -------------
       Total current                                 8,371,856            7,328,307           6,164,112
Deferred:
     Federal                                           (40,982)            (109,996)            (93,512)

     State                                              (3,425)              (9,192)            (46,849)
                                                   -----------        -------------       -------------
       Total deferred                                  (44,407)            (119,188)           (140,361)
                                                   -----------        -------------       -------------
Total                                              $ 8,327,449        $   7,209,119       $   6,023,751
                                                   ===========        =============       =============


A reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows:

                                                        1996                      1995                   1994
                                                        ----                      ----                   ----
                                                   $           %             $          %             $          %
                                                   -           -             -          -             -          -
 Federal income taxes at statutory rates        8,955,382      35        3,409,945       35       6,105,238     34.4
 Research and development tax credit             (388,000)   (1.5)              --       --            ----     ----
 Tax exempt interest                                   --      --         (151,139)    (1.6)       (222,229)    (1.3)
 Purchased research & development                      --      --        3,689,671     37.9             --        --
 State taxes, net of federal benefit              259,000     1.0          540,992      5.6         399,300      2.3
 Foreign loss not benefited                       380,576     1.5          383,777      3.9              --       --
 Foreign sales corp. benefit                     (521,208)   (2.0)        (284,327)    (2.9)       (273,763)    (1.5)
 Other                                           (358,301)   (1.5)        (379,800)    (3.9)         15,205      0.1
                                               ----------    ----       ----------     ----      ----------     ----
                                               $8,327,449    32.5        7,209,119     74.0       6,023,751     34.0
                                               ==========    ====       ==========     ====      ==========     ====

Income taxes (net of refunds) of $7,240,945, $5,818,651 and $4,897,627 were paid in fiscal 1996, 1995 and 1994, respectively.

NOTE E-CONTINGENCIES

In a suit which is now pending before the Commercial Court of Nanterre in France against the Company and its French subsidiary, InterVoice
S.A. Realizzazione Investmenti per lo Sviluppo delle Communicazioni s.r.l., ("RISC"), an Italian registered limited company, asserted claims based on alleged breaches by the Company and its subsidiary of a contract to develop and supply InterVoice Systems to RISC. RISC has asserted direct and consequential damages of approximately $16 million. On December 8, 1995, the Commercial
Court issued a judgment deciding many of the issues presented in the case. The Commercial Court, in its decision, cited certain findings and opinions concerning technical matters related to the proceeding contained in a report prepared by an expert appointed by the Commercial Court. The Commercial Court held that the contract between the Company's French subsidiary and RISC had been terminated as a result of the fault of the Company and its subsidiary.
The Commercial Court further held that the Company and its subsidiary had breached certain obligations under the contract and were liable for damages. However, the Commercial Court determined that RISC was also at fault and should, therefore, bear a share of any loss which might be established. The Commercial Court appointed a new expert to conduct a proceeding and issue an opinion as to the amount of damages. The Commercial Court reserved judgment concerning the share of any loss to be borne by RISC. The Commercial Court also held that a limitation of liability provision in the contract was not applicable. The Commercial Court rejected RISC's demand that it be allowed to return the systems purchased under the contract to the Company and receive a refund of the purchase price. The Company and its subsidiary have appealed the Commercial Court's decision, and, pursuant to French procedure, such appeal will result in a trial de novo. In the trial de novo, the Appellate Court will not be obligated to follow any factual or legal determination by the Commercial Court. The Appellate Court is not likely to conduct new expertal proceedings and will have access to the expert's report which was prepared for the Commercial Court proceeding. The Company intends to vigorously contest the Commercial Court's determination and all claims asserted by RISC in the proceeding before the expert to determine damages, and believes it has meritorious defenses to such claims and the determination by the Commercial Court, in addition to meritorious counterclaims which it intends to assert. As with any legal proceeding, there is no guarantee that the Company will prevail in its current proceedings with RISC. In addition to the suit mentioned above, the Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based on discussions with and advice of legal counsel, the amount of ultimate liability with respect to these actions and the suit mentioned above will not materially affect the consolidated results of operations or financial condition of the Company.

NOTE F-REVOLVING CREDIT AGREEMENT

The Company has an unsecured revolving credit agreement with NationsBank in the amount of $15,000,000, which expires July 29, 1996. Borrowings under the agreement accrue interest at the bank's prime rate. Through February 29, 1996, there have been no borrowings under this facility.

NOTE G-STOCKHOLDERS' EQUITY

On July 15, 1993 the Company announced a 100% stock dividend on shares of its common stock payable in shares of common stock to shareholders of record at the close of business on July 30, 1993. The stock dividend was accounted for as a 2 for 1 stock split and resulted in the proportional adjustment of the aggregate number of shares of common stock available for issuance under each of the Company's stock option plans, the number of shares covered by each of the outstanding stock options, the price per share under each such option, and the terms of the Company's Rights Agreement as described below. All average number of shares outstanding and earnings per share amounts have been restated to reflect the stock dividends. The stock dividend was accomplished by issuing previously unissued shares.

Stock option plans are in effect under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as incentive stock options to key employees. Option prices per share are the fair market value per share of stock on the date of grant and have been based on the closing price on the date of grant. Generally, the options become exercisable at the rate of 33% per year and are exercisable for six years from the date of grant.

 1984 and 1990 Employee Option Plans:                  Shares                    Option Prices
 ------------------------------------                  ------                    -------------
 Balance at February 28, 1993                         2,878,832
      Granted                                           592,200                 $8.00 to $18.75
      Exercised                                      (1,821,722)                $0.63 to $ 6.75
      Forfeited                                        (114,216)                $2.06 to $18.75
                                                    -----------
 Balance at February 28, 1994                         1,535,094
      Granted                                           676,050                 $7.63 to $14.50
      Exercised                                        (325,640)                $1.06 to $12.63
      Forfeited                                         (64,841)                $4.13 to $18.75
                                                    -----------

 Balance at February 28, 1995                         1,820,663
      Granted                                           506,200                $14.75 to $22.00
      Exercised                                        (514,177)                $2.06 to $18.75
      Forfeited                                        (164,912)                $4.31 to $21.38
                                                    -----------
 Balance at February 29, 1996                         1,647,774
                                                    ===========

At February 29, 1996, a total of 635,033 employee options were exercisable at an average price of $9.66.

A stock option plan is in effect under which shares of common stock may be issued by the Board of Directors as nonqualified stock options to non-employees. Options are issued to non-employee directors in accordance with a formula prescribed by the plan. Option prices per share are the fair market value per share of stock on the date of grant and have been based on the closing price on the date of grant. Each option becomes exercisable within the period specified in the optionee's agreement and are exercisable for 10 years from the date of grant.


 1990 Non-Employee Option Plan                          Shares                      Option Price
 -----------------------------                          -------                     ------------
 Balance at February 28, 1993                           46,000
      Granted                                           12,000                         $15.13
      Exercised                                        (33,400)                   $2.06  to  $6.13
                                                      --------
 Balance at February 28, 1994                           24,600
                                                      --------

      Granted                                           26,000                          $8.50
      Exercised                                         (6,600)                    $3.00 to $6.13
                                                      --------
 Balance at February 28, 1995                           44,000
                                                      --------
      Granted                                           12,000                          $22.13
      Exercised                                         (2,000)                         $3.09
                                                      --------

 Balance at February 29, 1996                           54,000
                                                      ========

At February 29, 1996, a total of 42,000 non-employee options were exercisable at an average price of $10.17.

For all option plans at February 29, 1996, options for 324,195 shares of common stock were available for future grant.

The Company has adopted an Employee Stock Purchase Plan under which an aggregate of 200,000 shares of common stock may be issued. Options are issued to eligible employees in accordance with a formula prescribed by the plan and are exercised automatically at the end of a one year payroll deduction period. Option prices are determined as 85% of the lower of the closing price per share of the Company's common stock on the option grant date or the option exercise date. At February 29, 1996, options for 48,061 shares of common stock were outstanding under the plan.

 Employee Stock Purchase Plan                          Shares
 ----------------------------                          -------
 Balance at February 28, 1994                           58,916
     Granted                                            68,763
     Exercised                                         (33,436)
     Forfeited                                         (25,480)
                                                      --------
 Balance at February 28, 1995                           68,763
                                                      --------
     Granted                                            48,061
     Exercised                                         (55,765)
     Forfeited                                         (12,998)
                                                      --------

 Balance at February 29, 1996                           48,061
                                                      ========
 Grant price per option outstanding               $13,49 to $18.70

During fiscal 1996, the Company adopted a Restricted Stock Plan under which an aggregate of 500,000 shares may be issued. The Plan provides for the awarding of the Company's common stock, subject to certain restrictions, to key employees in accordance with formulas by a committee of the Board of Directors which administers the Plan. As of February 29, 1996, 30,761 shares had been issued under the Plan and the performance requirements necessary for the issuance of an additional 4,787 shares had been met.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. The disclosure requirements of this statement are effective for the Company's financial statements beginning in fiscal 1997. The Company intends to elect the option allowing it to continue to apply the accounting provisions of APB Opinion 25, "Accounting for Stock Issued to Employees." With the Company's plan of adoption, the impact will be limited to additional footnote disclosure.

One Preferred Share Purchase Right is attached to each outstanding share of the Company's Common Stock. If a person or group acquires beneficial ownership of 20 percent or more, or announces a tender offer that would result in beneficial ownership of 20 percent or more of the Company's outstanding common stock, the rights become exercisable and each right will entitle its holder to purchase one four-hundredth of a share of Series A Preferred Stock for $75, subject to adjustment. If the Company is acquired in a business combination transaction while the rights are outstanding, each right will entitle its holder to purchase, for $75, common shares of the acquiring company having a market value of $150. In addition, if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, for $75, a number of shares of the Company's common stock having a market value of $150. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of the Company's outstanding common stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of the Company's common stock on a one-for-one basis. At any time prior to the acquisition of such a 20 percent position, the Company can redeem each right for .25 cents. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than 10 percent. The rights expire in the year 2001.

NOTE H-GEOGRAPHIC OPERATIONS AND MAJOR CUSTOMERS

The Company's operations involve a single industry segment: the development, sale and service of call automation systems.

During fiscal 1994, the Company changed the nature of its relationship with its French subsidiary InterVoice,S.A. Prior to December 1993 (fiscal 1994), InterVoice, S.A. received shipments from the United States for re-sale into its sales territories of Europe, the Middle East and Africa. Subsequent to December 1993 (fiscal 1994), sales into InterVoice, S.A.'s sales territory were exported from the United States. Accordingly, all sales during fiscal 1995 and fiscal 1996 have been reported as United States export sales. Financial information, summarized by geographic area, is as follows:

                                       United
(In Thousands)                         States         France       Eliminations  Consolidation
- --------------                         ------         ------       ------------  -------------
YEAR ENDED FEBRUARY 28, 1994

Total Sales:
   Unaffiliated Customers             $ 54,467       $  6,467       $     ---      $ 60,934
   InterArea Transfers                   3,312            ---          (3,312)          ---
                                      --------       --------       ---------      --------
      Total                           $ 57,779       $  6,467       $  (3,312)     $ 60,934
                                      ========       ========       =========      ========
Income (loss) from Operations         $ 17,465       $   (467)      $     ---      $ 16,998
                                      ========       ========       =========      ========
Identifiable Assets                   $ 72,846       $  3,740       $  (2,368)     $ 74,218
                                      ========       ========       =========      ========

Sales and transfers between geographic areas were generally priced to recover cost plus an appropriate mark-up for profit. These interarea transfers were eliminated from consolidated sales.

Export sales, summarized by geographic area, are as follows:

 (In Thousands)                          1996                        1995                        1994
 --------------                          ----                        ----                        ----
 The Americas (Excluding
      the United States)               $ 11,126                    $  6,606                    $  3,134
 Pacific Rim                              3,507                       2,461                         848
 Europe, The Middle East
      and Africa                          3,620                       1,978                          --
                                       --------                    --------                    --------
        TOTAL                          $ 18,253                    $ 11,045                    $  3,982
                                       ========                    ========                    ========

One customer accounted for 11.2%, 11.7% and 14.4% of the Company's total sales during fiscal 1996, 1995 and 1994, respectively.

NOTE I-TREASURY STOCK

Pursuant to an authorization by the Company's Board of Directors during fiscal 1995, in July, 1994, the Company repurchased 3,000,000 shares of its common stock at an average price of $8.00 per share.

NOTE J-CONCENTRATIONS OF CREDIT RISK

The Company sells systems directly to end-users and distributors primarily in the banking and financial, insurance, retail, telecommunications, education, utilities, help desk, cable TV, and 401(k)/employee benefits industries worldwide. Credit is extended based on an evaluation of a customer's financial condition and a deposit is generally required. The Company has made a provision for credit losses in these financial statements, which have been less than 1% of sales in the periods reported.

NOTE K-EMPLOYEE BENEFIT PLAN

The Company sponsors an employee savings plan which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed three months of service are eligible to participate in the plan. The Company matches 50% of employee contributions up to 6% of the employee's eligible compensation. Company contributions totaled $524,000, $405,000 and $312,000 in fiscal 1996, 1995 and 1994, respectively.

NOTE L - ACQUISITION

The Company acquired VoicePlex Corporation on August 31, 1994. The acquisition was accounted for by the purchase method of accounting. This purchase price of $12,277,992 was comprised of $7,954,749 in cash, Company common stock valued at $2,980,406 and other direct acquisition costs totaling $1,342,837. The allocation of the purchase price among the identifiable tangible and intangible assets was based on the fair market value of those assets using a risk adjusted income approach.

Based on appraised value, a portion of the purchase price was allocated to purchased research and development which had not reached technological feasibility and had no alternative future use. This allocation resulted in a $10,541,918 charge, net of taxes, to the Company's operations in fiscal year 1995. The remaining purchase price was allocated, based on appraisals, to software ($746,121), net tangible assets ($470,619), deferred taxes ($351,457), and assembled workforce ($167,877).

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                INTERVOICE, INC.


          COLUMN A                              COLUMN B                 COLUMN C                    COLUMN D            COLUMN E
- ----------------------------------           -------------   --------------------------------    ----------------    --------------
                                                                        Additions
                                                             --------------------------------
                                                                 (1)               (2)
                                               Balance at      Charged to       Charged to                             Balance at
                                               Beginning        Cost and      Other Accounts        Deductions -         End of
         Description                           of Peiod         Expenses        - Describe           Describe            Period
- ----------------------------------           -------------   --------------   ---------------    ----------------    --------------
Year ended February 29,1996
  Deducted from asset accounts:
    Allowance for doubtful accounts             $  585,439    $  173,930                          ($  13,342)(A)     $   746,027
    Allowance  for slow moving inventories       1,110,267       752,090                            (512,357)(B)       1,350,000
                                                ----------    ----------                          ----------         -----------
Total                                           $1,695,706    $  926,020                          ($ 525,699)        $ 2,096,027
                                                ==========    ==========                          ==========         ===========
Year ended February 28,1995
  Deducted from asset accounts:
    Allowance for doubtful accounts             $  192,000    $  481,938                          ($  88,499)(A)     $   585,439
    Allowance  for slow moving inventories         677,256       660,000                            (226,989)(B)       1,110,267
                                                ----------    ----------                          ----------         -----------
Total                                           $  869,256    $1,141,938                          ($ 315,488)        $ 1,695,706
                                                ==========    ==========                          ==========         ===========
Year ended February 28,1994
  Deducted from asset accounts:
    Allowance for doubtful accounts             $  183,106    $   73,606                          ($  64,712)(A)     $   192,000
    Allowance  for slow moving inventories         865,072        80,774                            (268,590)(B)         677,256
                                                ----------    ----------                          ----------         -----------
Total                                           $1,048,178    $  154,380                          ($ 333,302)        $   869,256
                                                ==========    ==========                          ==========         ===========

- ---------------------

(A) Accounts written off.
(B) Scrapped material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information required by this item will be contained in the sections entitled "Election of Directors" and "Executive Officers" in the Company's Definitive Proxy Statement, involving the election of directors, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Definitive Proxy Statement") and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

             The information required by this item will be contained in the section entitled "Executive Compensation" in the Definitive Proxy Statement. Such information, except for the information captioned "Report of the Compensation Committee" and "Performance Graph", is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information required by this item will be contained in the section entitled "Election of Directors" in the Definitive Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by this item will be contained in the section captioned "Certain Transactions" in the Definitive Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following consolidated financial statements and financial statement schedules of InterVoice, Inc. and subsidiaries are included in Items 8 and 14(a), respectively.

                                                                                       Page
                                                                                     ----------

    (1)      Financial Statements:
             Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .  15
             Consolidated Balance Sheets at February 29, 1996 and February 28, 1995 .  16
             Consolidated Statements of Income for the three years ended
                  February 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .  17
             Consolidated Statements of Changes in Stockholders' Equity
                  for the three years ended February 29, 1996 . . . . . . . . . . . .  18
             Consolidated Statements of Cash Flows for the three years ended
                  February 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .  19
             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . .  20
    (2)      Financial Statement Schedules:
             II Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . .  27

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)      Exhibits:

    The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

    (b) No reports on Form 8-K were filed by the Company during the quarter ended February 29, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERVOICE, INC.



                                           By:     /s/  DANIEL D. HAMMOND
                                              ----------------------------------
                                                        Daniel D. Hammond
                                              Chairman of the Board of Directors
                                                   and Chief Executive Officer

Dated:  May 26, 1995


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                     Signature                                    Title                         Date
                     ---------                                    -----                         ----
            /s/  DANIEL D. HAMMOND                     Chairman of the Board of             May 28, 1996
        -----------------------------------               Directors and Chief
                 Daniel D. Hammond                        Executive Officer




           /s/  MICHAEL W. BARKER                      President and Chief                  May 28, 1996
        -----------------------------------               Operating  Officer
                 Michael W. Barker



            /s/  ROB-ROY J.GRAHAM                      Chief Financial Officer,             May 28, 1996
        -----------------------------------               Chief Accounting Officer
                 Rob-Roy J. Graham                        and Controller
                                                          (Principal Accounting Officer)




          /s/  JOSEPH J. PIETROPAOLO                   Director                             May 28, 1996
        -----------------------------------
               Joseph J. Pietropaolo



             /s/  GERALD F. MONTRY                     Director                             May 28, 1996
        -----------------------------------
                  Gerald F. Montry



             /s/  GEORGE C. PLATT                      Director                             May 28, 1996
        -----------------------------------
                  George C. Platt



               /s/  GRANT A DOVE                       Director                             May 28, 1996
        -----------------------------------
                   Grant A. Dove


                               INDEX TO EXHIBITS


                                                                                                                      Sequentially
Exhibit No.                       Description                                                                        Numbered Page
- -----------                       -----------                                                                        -------------
    3.1        -- Articles of Incorporation, as amended, of Registrant (10)

    3.2        -- Second Restated Bylaws of Registrant, as amended (2)

    4.1        -- Registration Rights Agreement dated August 31, 1994, among the Company, Sohail
                  Sattar and Steven E. Polsky and other shareholders of VoicePlex Corporation. (8)

   10.1        -- Registrant's 1984 Incentive Stock Option Plan, as amended (1)

   10.2        -- Amended and Restated Employment Agreement dated February 28, 1993 by and between the Company and
                  Daniel D. Hammond (3)

   10.3        -- IBM Agreement for Authorized Dealers and Industry Remarketers dated as of April 28, 1988, between
                  International Business Machines Corporation ("IBM") and the Registrant, as amended and supplemented by that certain Industry Remarketer Addendum dated as of April 5, 1989 and that certain Industry
                  Remarketer Addendum dated as of April 25, 1989 (1)

   10.4        -- IBM Maintenance Agreement dated June 24, 1987, between IBM and the Registrant, as amended and supplemented by that certain Corporate Service Amendment dated as of October 26, 1988, that certain
                  Addendum to Corporate Service Amendment dated as of October 26, 1988 and that certain Industry
                  Remarketer Service Amendment dated as of October 26, 1988 (1)

   10.5        -- Amended and Restated Rights Agreement dated as of December 12, 1994 between the Registrant and KeyCorp
                  Shareholders Services, Inc. (formerly Society National Bank), as Rights Agent (5)

   10.6        -- The InterVoice, Inc. 1990 Incentive Stock Option Plan, as amended (10)

   10.7        -- The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for Non-Employees, as amended (4)

   10.8        -- Amendment to the 1984 Incentive Stock Option Plan (2)

   10.9        -- Employment Agreement dated as of August 31, 1994 between the Company and Michael W. Barker (7)

   10.10       -- Separation Agreement dated as of August 31, 1994 between the Company and Donald B. Crosbie (7)

   10.11       -- Employment Agreement effective September 1, 1994, between the Company and Sohail Sattar (8)

   10.12       -- Employment Agreement effective September 1, 1994, between the Company and Steven E. Polsky (8)

   10.13       -- InterVoice, Inc. Employee Stock Purchase Plan (9)



   10.14       -- Loan Agreement dated as of July 29, 1995 between NationsBank of Texas, N.A. and the Company (11)

   10.15       -- Amendment No. 1 dated May 26, 1995, to Amended and Extended Employment Agreement dated as of February
                  28, 1993 between the Company and Daniel D. Hammond (10)

   10.16       -- InterVoice, Inc. Employee Savings Plan (6)

   10.17       -- Merger Agreement dated August 31, 1994 among the Company, InterVoice Acquisition Corp., VoicePlex
                  Corporation and certain shareholders of VoicePlex Corporation. (8)

   10.18       -- InterVoice, Inc. Restricted Stock Plan (11)

   11.         -- Computation of Per Share Earnings (11)

   23.         -- Consent of Independent Auditors (11)

_________________

   (1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-2 under the Securities Act of 1933, Registration No. 33-30847.

   (2) Incorporated by reference to exhibits to the Company's 1991 Annual Report on Form 10-K for the fiscal year ended February 28, 1991, filed with the Securities and Exchange Commission (SEC) on May 29, 1991, as amended by Amendment No. 1 on Form 8 to Annual Report on Form 10-K, filed with the SEC on August 1, 1991.

   (3) Incorporated by reference to exhibits to the Company's 1994 Quarterly Report on form 10-Q for the quarter ended May 31, 1993, filed with the SEC on July 1, 1993.

   (4) Incorporated by reference to exhibits to the Company's Registration Statement on form S-8 filed on April 6, 1994, with respect to the Company's 1990 Nonqualified Stock Option Plan for Non-Employees, Registration Number 33-77590.

   (5)      Incorporated by reference to exhibits to Form 8-A/A (Amendment No
            1) filed with the SEC on December 15, 1994.

   (6) Incorporated by reference to Exhibits to the Company's 1994 Annual Report on Form 10-K for the fiscal year ended February 28, 1994, filed with the SEC on May 31, 1994.

   (7) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994 filed with the SEC on October 13, 1994.

   (8) Incorporated by reference to exhibits to the Company's current report on Form 8-K dated September 13, 1994, and the Amendment thereto on Form 8K/A dated October 27, 1994.

   (9) Incorporated by reference to exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 1, 1993, Registration Number 33-72494.

  (10) Incorporated by reference to Exhibits to the Company's 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

  (11)      Filed herewith.

                        Exhibits furnished upon request