Form 10-K/A
period 1996-02-29
INTERVOICE INC
filed 1996-05-30
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 30, 1996
================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------

                                  FORM 10-K/A
/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

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

   10.10       -- Separation Agreement dated as of August 31, 1994 between the Company and Donald B. Crosbie (7)

   10.11       -- Employment Agreement effective September 1, 1994, between the Company and Sohail Sattar (8)

   10.12       -- Employment Agreement effective September 1, 1994, between the Company and Steven E. Polsky (8)

   10.13       -- InterVoice, Inc. Employee Stock Purchase Plan (9)



   10.14       -- Loan Agreement dated as of July 29, 1995 between NationsBank of Texas, N.A. and the Company (12)

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

   10.18       -- InterVoice, Inc. Restricted Stock Plan (12)

   11.         -- Computation of Per Share Earnings (12)

   23.         -- Consent of Independent Auditors (12)

   27.         -- Financial Data Schedule (11)

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

  (12)      Previously Filed.

                       Exhibits furnished upon request