Form 10-Q
period 1996-05-31
INTERVOICE INC
filed 1996-07-10
CIK 764244

================================================================================




                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                -------------

                                  FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  MAY 31, 1996

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


                                        Yes   x          No
                                            -----          -----

         The Registrant had 16,164,198 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.


================================================================================

                        PART I. FINANCIAL INFORMATION


                                InterVoice, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                       May 31,    February 29,
ASSETS                                                  1996          1996
- -------------------------------------------------    -----------  ------------
CURRENT ASSETS
  Cash and cash equivalents                          $25,408,030  $23,573,976
  Accounts and notes receivable, net of allowance
    for doubtful accounts of $695,545 in 1997 and
    $746,027 in 1996                                  26,295,248   24,704,425
  Inventory                                           14,880,759   12,586,640
  Prepaid expenses                                     1,074,634      804,428
  Deferred taxes                                       1,714,246    1,714,246
                                                     -----------  -----------
                                                      69,372,917   63,383,715
PROPERTY AND EQUIPMENT
  Building                                            15,921,033   15,865,605
  Computer equipment                                   8,957,107    8,193,562
  Furniture, fixtures and other                        5,005,215    4,737,625
  Service equipment                                    1,991,223    2,025,558
                                                     -----------  -----------

  Construction in progress                                     0            0
                                                      31,874,578   30,822,350
  Less allowance for depreciation                     10,428,226    9,540,886
                                                     -----------  -----------
                                                      21,446,352   21,281,464
OTHER ASSETS
  Intangible assets, net of amortization
    of $2,097,906 in 1997 and
    $1,893,619 in 1996                                 5,373,370    4,712,495
  Note receivable from corporate officer                       0            0

  Other assets                                           345,900      349,132
                                                     -----------  -----------
                                                     $96,538,539  $89,726,806
                                                     ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $11,594,045  $11,796,125
  Customer deposits                                    1,925,383    2,527,514
  Deferred income                                      4,226,536    4,075,099
  Income taxes payable                                 2,918,609    1,053,519
                                                     -----------  -----------
                                                      20,664,573   19,452,257

DEFERRED TAXES                                           713,074      713,074

CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $100 par value--2,000,000
    shares authorized: none issued
  Common Stock, no par value, at nominal
    assigned value--62,000,000 shares
    authorized:19,164,198  issued,
    16,164,198 outstanding in 1997
    and 18,984,206 issued, 15,984,206
    outstanding in 1996                                    9,564        9,460
  Additional paid-in capital                          41,397,406   39,103,070
  Unearned compensation                               (1,110,565)    (436,281)
  Treasury stock - at cost                           (24,003,245) (24,003,245)
  Retained earnings                                   58,867,732   54,888,471
                                                     -----------  -----------
                                                      75,160,892   69,561,475
                                                     -----------  -----------
                                                     $96,538,539  $89,726,806
                                                     ===========  ===========

                              InterVoice, Inc.
                      Consolidated Statements of Income
                                 (Unaudited)





                                               Three Months Ended
                                             ------------------------
                                               May 31,      May 31,
                                                1996         1995
                                             -----------  -----------
Sales                                        $25,559,501  $22,016,697

Cost of goods sold                             9,148,742    7,660,281
                                             -----------  -----------

Gross margin                                  16,410,759   14,356,416

Research and development expenses              2,744,047    2,230,121
Selling, general and administrative
   expenses                                    7,869,663    6,137,138
                                             -----------  -----------

Income from operations                         5,797,049    5,989,157

Other income - net                               186,802      104,072
                                             -----------  -----------

Income before taxes                            5,983,851    6,093,229

Income taxes                                   2,004,590    2,102,969
                                             -----------  -----------

Net Income                                   $ 3,979,261  $ 3,990,260
                                             ===========  ===========

Earnings per common and
   common equivalent share                         $0.24        $0.25
                                             ===========  ===========


Weighted average number of common
   and common equivalent shares               16,912,703   16,183,441
                                             ===========  ===========


                              InterVoice, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                                 (Unaudited)


                                    Common Stock       Additional
                               -------------------      Paid-In      Unearned
                               Shares       Amount      Capital    Compensation
                               -------------------------------------------------
Balance at February 29, 1996    15,984,206  $9,460    $39,103,070     ($436,281)
 Exercise of stock options         144,444      86      1,426,554             0
 Issuance of restricted stock       35,548      18        867,782      (674,284)
 Net Income                              0       0              0             0
                               -------------------------------------------------
Balance at May 31, 1996         16,164,198  $9,564    $41,397,406   ($1,110,565)
                               =================================================





                                  Treasury        Retained
                                    Stock         Earnings        Total
                                ------------------------------------------
Balance at February 29, 1996    ($24,003,245)   $54,888,471    $69,561,475
 Exercise of stock options                 0              0      1,426,640
 Issuance of restricted stock              0              0        193,516
 Net Income                                0      3,979,261      3,979,261
                                ------------------------------------------
Balance at May 31, 1996         ($24,003,245)   $58,867,732    $75,160,892
                                ==========================================

                              InterVoice, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                    Three Months Ended
                                                ----------------------------
                                                  May 31,         May 31,
                                                   1996            1995
                                                ------------     -----------
OPERATING ACTIVITIES
  Net Income                                    $ 3,979,261      $ 3,990,260
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and
     amortization                                 1,091,627          998,987
    Changes in operating assets
     and liabilities:                            (2,728,440)         329,357
                                                ------------     -----------
NET CASH FROM OPERATIONS                          2,342,448        5,318,604

INVESTING ACTIVITIES
  Purchase of  property
    and equipment                                (1,086,563)      (1,519,034)
  Purchased software                               (861,930)         (68,707)
  Decrease in notes
    receivable                                       13,459           40,377
                                                ------------     -----------
                                                 (1,935,034)      (1,547,364)
FINANCING ACTIVITIES
  Exercise of stock options                       1,426,640          507,508
                                                ------------     -----------
                                                  1,426,640          507,508
                                                ------------     -----------
INCREASE IN CASH AND
  CASH EQUIVALENTS                                1,834,054        4,278,748

Cash and cash equivalents,
  beginning of period                            23,573,976       10,276,952

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $25,408,030      $14,555,700
                                                ============     ===========

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        Three months ended May 31, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
The Balance Sheet at February 29, 1996 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited May 31, 1996 and 1995 financial statements have been included. Operating results for the three month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


         Sales. The Company's total sales in the first quarter of fiscal 1997 increased approximately $3.5 million, or 16%, from the same period of the previous year. This increase was due primarily to strong performance in domestic customer premise equipment sales which rose to 60% of the Company's total sales from 47% in the same period of the previous fiscal year. The Company believes that some telecommunications companies have temporarily delayed their implementation of call automation solutions while they further evaluate marketing and investment strategies in light of new opportunities resulting from deregulation under the Telecommunications Act of 1996. As a result, sales to telecommunications companies declined to 19% of the Company's total sales from 25% in the same period of the previous year. International sales in the first quarter of fiscal 1997 declined to 14% of the Company's total sales from 25% in the same period in the previous fiscal year. International sales in the first quarter of the previous year were influenced by large sales to a Latin American telecommunications company and to financial institutions in Thailand. No customer accounted for 10% or more of the Company's total sales during the first quarter of fiscal 1997.

         Cost of Goods Sold. Cost of goods sold as a percentage of sales increased to 36% in the first quarter of fiscal 1997 from 35% in the same period of the prior year. A smaller percentage of the Company's total sales in the first quarter of fiscal 1997 versus the same period of the previous year was represented by large systems, system upgrades and international systems. Large systems, system upgrades and international systems have higher gross margins than an average domestic system due to higher software content.

         Research and Development. Research and development expenses in the first quarter of fiscal 1997 increased approximately $0.5 million, or 23%, over the same period of the prior year. Such expenses in the first quarter of fiscal 1997 constituted 11% of the Company's total sales, comparable to the same period of the previous year and included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems and the development of VisualConnect (the ability to communicate with OneVoice Systems via the Internet), Media Connect (the multi-media implementation of interactive voice response, or IVR), and InVision (the Company's next generation customer application development tool), and the enhancement of products acquired in the VoicePlex Corporation transaction. Additionally, expenditures were made for the ongoing development of the Company's OneVoice Multi-application Platform including OneVoice (the Company's IVR system), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), and continued development of InterForm (a custom applications generation, or script building, user tool) and digital VocalCard software and hardware functionality.

         Selling, General and Administrative. Selling, general and administrative expenses increased approximately $1.7 million in the first quarter of fiscal 1997 as compared to the same period of the previous year and, as a percentage of the Company's total sales, increased from 28% to 31%. The Company continued to invest in selling, general and administrative resources as it expands its worldwide sales, service and support personnel and marketing and advertising programs.

         Other Income. Other income in the first quarter of fiscal 1997, consisting primarily of interest income on cash and other non-operating interest income, increased approximately $0.1 million from the same period in the previous year. This increase is the result of greater cash balances during fiscal 1997 compared to the previous year. The Company had lower cash balances in fiscal 1996 due to the completion of the Company's stock repurchase program, the Company's purchase of VoicePlex Corporation, and the completion of the Company's new facilities in Dallas.

         Income from Operations. Operating income and net income during the first quarter of fiscal year 1997 were approximately equal to the same period of the prior year. The Company increased its investment in sales, marketing, application engineering and research and development resources at a greater rate than the increase in the Company's total sales to continue to pursue opportunities in the customer premise equipment and telecommunications markets.

         Liquidity and Capital Resources. At May 31, 1996, the Company had cash reserves of approximately $25.4 million and during the first quarter of fiscal 1997 had a positive net cash flow of approximately $1.8 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has a $15 million unsecured credit line with NationsBank expiring July 29, 1996 which is available in its entirety. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise.

         Forward Looking Statements. Except for the historical information contained herein, the matters discussed in this quarterly report are forward looking statements that involve risks and uncertainties, including legislative and administrative changes, and the other risks detailed from time to time in the Company's press releases and SEC reports, including the report on Form 10-K for the fiscal year ended February 29, 1996. These risks and uncertainties could cause actual results to differ materially from those discussed in this quarterly report.

                          PART II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)     Reports on Form 8-K

                 None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   InterVoice, Inc.



Date:    07/10/96                  By: /s/ ROB-ROY J. GRAHAM
                                      -----------------------------------------
                                      Rob-Roy J. Graham
                                      Chief Financial Officer
                                      (Chief Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
