Form 10-Q
period 1996-08-31
INTERVOICE INC
filed 1996-10-15
CIK 764244

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ----------

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 1996

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

                                  972-454-8000
              (Registrant's telephone number, including area code)


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

         The Registrant had 16,196,291 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.


================================================================================

                         PART I. FINANCIAL INFORMATION

                                InterVoice, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                    August 31,    February 29,
ASSETS                                                                1996           1996
                                                                   -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                        $24,138,198    $23,573,976
  Accounts and notes receivable, net of allowance
    for doubtful accounts of $653,586 in 1997 and
    $746,027 in 1996                                                27,615,137     24,704,425
  Inventory                                                         16,061,453     12,586,640
  Prepaid expenses                                                     930,920        804,428
  Deferred taxes                                                     1,377,506      1,714,246
                                                                   -----------    -----------
                                                                    70,123,214     63,383,715
PROPERTY AND EQUIPMENT
  Building                                                          15,988,610     15,865,605
  Computer equipment                                                 9,706,794      8,193,562
  Furniture, fixtures and other                                      5,123,661      4,737,625
  Service equipment                                                  2,069,319      2,025,558
                                                                   -----------    -----------
                                                                    32,888,384     30,822,350
  Less allowance for depreciation                                   11,339,093      9,540,886
                                                                   -----------    -----------
                                                                    21,549,291     21,281,464
OTHER ASSETS
  Intangible assets, net of amortization
    of $2,325,470 in 1997 and
    $1,893,619 in 1996                                               6,499,958      4,712,495
  Other assets                                                         199,868        349,132
                                                                   -----------    -----------
                                                                   $98,372,331    $89,726,806
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $10,520,164    $11,796,125
  Customer deposits                                                  2,419,752      2,527,514
  Deferred income                                                    4,344,153      4,075,099
  Income taxes payable                                                 466,837      1,053,519
                                                                   -----------    -----------
                                                                    17,750,906     19,452,257

DEFERRED TAXES                                                         713,074        713,074

CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $100 par value--2,000,000
    shares authorized: none issued
  Common Stock, no par value, at nominal
    assigned value--62,000,000 shares
    authorized:19,196,291  issued,
    16,196,291 outstanding in 1997
    and 18,984,206 issued, 15,984,206
    outstanding in 1996                                                  9,588          9,460
  Additional paid-in capital                                        41,692,601     39,103,070
  Unearned compensation                                               (929,379)      (436,281)
  Treasury stock - at cost                                         (24,003,245)   (24,003,245)
  Retained earnings                                                 63,138,786     54,888,471
                                                                   -----------    -----------
                                                                    79,908,351     69,561,475
                                                                   -----------    -----------
                                                                   $98,372,331    $89,726,806
                                                                   ===========    ===========

                                InterVoice, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)





                                                Three Months Ended         Six Months Ended
                                            -------------------------  ------------------------
                                             August 31,    August 31,   August 31,   August 31,
                                                1996          1995         1996         1995
                                            -----------   -----------  -----------  -----------
Sales                                       $27,300,022   $23,683,721  $52,859,523  $45,700,418

Cost of goods sold                           10,114,594     8,301,778   19,263,336   15,962,059
                                            -----------   -----------  -----------  -----------
Gross Margin                                 17,185,428    15,381,943   33,596,187   29,738,359
                                            -----------   -----------  -----------  -----------
Research and development expenses             2,869,586     2,319,179    5,613,633    4,549,300

Selling, general and administrative
    expenses                                  8,156,878     6,741,678   16,026,541   12,878,816
                                            -----------   -----------  -----------  -----------
Income from operations                        6,158,964     6,321,086   11,956,013   12,310,243

Other income                                    171,076       147,798      357,878      251,870
                                            -----------   -----------  -----------  -----------
Income before income taxes                    6,330,040     6,468,884   12,313,891   12,562,113

Income taxes                                  2,058,986     2,230,960    4,063,576    4,333,929
                                            -----------   -----------  -----------  -----------
Net income                                  $ 4,271,054   $ 4,237,924  $ 8,250,315  $ 8,228,184
                                            ===========   ===========  ===========  ===========
Earnings per common and
 common equivalent share                    $      0.26   $      0.26  $      0.49  $      0.50
                                            ===========   ===========  ===========  ===========
Weighted average number of common
 and common equivalent shares                16,599,084    16,441,611   16,754,025   16,321,278
                                            ===========   ===========  ===========  ===========

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)



                                                  Common Stock            Additional
                                             ----------------------         Paid-in           Unearned       Treasury
                                               Shares        Amount         Capital         Compensation       Stock
                                             ---------------------------------------------------------------------------
Balance at February 29, 1996                 15,984,206      $9,460       $39,103,070        ($436,281)     ($24,003,245)
 Exercise of stock options                      176,537         110         1,518,926               --                --
 Issuance of restricted stock                    35,548          18         1,070,605         (493,098)               --
 Net Income                                          --          --                --               --                --
                                             ---------------------------------------------------------------------------
Balance at August 31, 1996                   16,196,291      $9,588       $41,692,601        ($929,379)     ($24,003,245)
                                             ===========================================================================


                                             Retained
                                             Earnings           Total
                                           -----------------------------
Balance at February 29, 1996               $54,888,471       $69,561,475
 Exercise of stock options                          --         1,519,036
 Issuance of restricted stock                       --           577,525
 Net Income                                  8,250,315         8,250,315
                                           -----------------------------
Balance at August 31, 1996                 $63,138,786       $79,908,351
                                           =============================

                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                     Three Months Ended              Six Months Ended
                                                ---------------------------     -------------------------
                                                 August 31,      August 31,      August 31,    August 31,
                                                    1996            1995            1996          1995
                                                -----------     -----------     -----------   -----------
OPERATING ACTIVITIES
  Net income                                    $ 4,271,054     $ 4,237,924     $ 8,250,315   $ 8,228,184
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and
      amortization                                1,138,431       1,160,251       2,230,058     2,159,238
    Changes in operating assets
      and liabilities                            (4,701,467)     (5,852,422)     (7,429,907)   (5,523,065)
                                                -----------     -----------     -----------   -----------
NET CASH FROM OPERATIONS                            708,018        (454,247)      3,050,466     4,864,357

INVESTING ACTIVITIES
  Purchase of  property
    and equipment                                (1,091,902)       (911,988)     (2,178,465)   (2,431,022)
  Purchased software                             (1,208,120)       (523,396)     (2,070,050)     (592,103)
  Decrease in notes
    receivable                                       26,953          40,377          40,412        80,754
                                                -----------     -----------     -----------   -----------
                                                 (2,273,069)     (1,395,007)     (4,208,103)   (2,942,371)
FINANCING ACTIVITIES
  Purchase of Treasury Stock                             --              --              --            --
  Exercise of stock options                         295,219       1,520,948       1,721,859     2,028,456
                                                -----------     -----------     -----------   -----------
                                                    295,219       1,520,948       1,721,859     2,028,456
                                                -----------     -----------     -----------   -----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (1,269,832)       (328,306)        564,222     3,950,442

Cash and cash equivalents,
  beginning of period                            25,408,030      14,555,700      23,573,976    10,276,952

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $24,138,198     $14,227,394     $24,138,198   $14,227,394
                                                ===========     ===========     ===========   ===========

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1996



NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
The Balance Sheet at February 29, 1996 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited August 31, 1996 and 1995 financial statements have been included. Operating results for the six month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

         SALES. Sales in the first six months and second quarter of fiscal 1997 increased approximately $7.2 million and $3.6 million, respectively, or 16% and 15%, respectively, when compared to the same periods of fiscal 1996. These increases were due primarily to increased domestic customer premise equipment sales and international customer equipment sales, particularly to Latin America and Asia-Pacific markets. Domestic customer premise equipment sales for the first six months and second quarter of fiscal 1997 increased 28% and 12%, respectively, when compared to the same periods of fiscal 1996. International customer premise equipment sales for the same periods increased 50% and 11%, respectively, when compared to the same period of fiscal 1996. The Company believes that some domestic telecommunications companies have temporarily delayed their implementation of call automation solutions while they further evaluate marketing investment strategies in the light of new opportunities resulting from deregulation. Management believes that, as a result, sales to telecommunications companies for the first six months and second quarter of fiscal 1997 declined to 19% and 20% of the Company's total sales, respectively, from 25% of the Company's total sales in both the first six months and second quarter of fiscal 1996. Sales to a leading domestic telecommunications company in the first six months and second quarter of fiscal 1997 were approximately $7.4 million and $5.4 million, respectively, or 14% and 20%, respectively, of the Company's total sales.

         COST OF GOODS SOLD. Cost of goods sold as a percentage of sales increased to 36% and 37% in the first six months and the second quarter of fiscal 1997 from 35% in the same periods of fiscal 1996. This increase is primarily due to the Company's continued investment in applications engineering and customer service resources to pursue opportunities in all of its markets.

         RESEARCH AND DEVELOPMENT. Research and development expenses in the first six months and second quarter of fiscal 1997 increased approximately $1.1 million and approximately $0.6 million, or 23% and 24%, over the same periods of fiscal 1996. Such expenses in the first six months and second quarter of fiscal 1997 constituted 11% of the Company's total sales, comparable to the same periods of fiscal 1996. Research and development expenses in the first six months and second quarter of fiscal 1997 included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems and the development of VisualConnect (the ability to communicate with OneVoice Systems via the Internet), Media Connect (the multi-media implementation of interactive voice response, or IVR), and InVision (the Company's next generation customer application development tool), and the enhancement of products acquired in the VoicePlex Corporation transaction. Additionally, expenditures were made for the ongoing development of the Company's OneVoice Multi-application Platform including OneVoice (the Company's IVR system), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), and of digital VocalCard software and hardware functionality.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $3.1 million and approximately $1.4 million in the first six months and second quarter of fiscal 1997 as compared to the same periods of fiscal 1996. As a percentage of the Company's total sales, selling, general and administrative expenses in both the first six months and second quarter of fiscal 1997 increased slightly, to 30% from 28%, from the same periods of fiscal 1996 as the Company continued to invest in selling, general and administrative resources as it expands its worldwide sales, service and support personnel and marketing and advertising programs.

         OTHER INCOME. Other income in the first six months of fiscal 1997, consisting primarily of interest income on cash and other non-operating interest income, increased approximately $0.1 million from the same period of fiscal 1996 as the result of reduced cash balances, during the same period of fiscal 1996, resulting from the completion of the Company's stock repurchase program, the Company's purchase of VoicePlex Corporation, and the completion of the Company's new facilities in Dallas. Other income during the second quarter of fiscal 1997 was flat compared with the same period of fiscal 1996.

         INCOME FROM OPERATIONS. Operating income and net income during the first six months and second quarter of fiscal 1997 were approximately equal to the corresponding periods of fiscal 1996. The Company increased its investment in sales, marketing, application engineering and research and development resources at a greater rate than the increase in the Company's total sales to continue to pursue opportunities in the customer premise equipment and telecommunications markets.

         LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1996, the Company had cash reserves of approximately $24.1 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise.

         DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS.  This report on
Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Notes to Unaudited Financial Statements" and "Legal Proceedings" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, industry conditions and litigation, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

o The Company faces ever-increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards and to provide greater functionality. Since the Company does not have the resources to cause its products to be compatible with each new technology or standard and to provide all requested functionality, the ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards.

o     Intense competition in the voice automation industry.

o Ability of the Company to continue to introduce new features and products as the Company's markets evolve, as new technologies and standards become available, and customers demand additional functionality, requiring a continued high level of expenditures by the Company for research and development.

o Ability of the Company to properly estimate costs under fixed price contracts in developing application software and otherwise tailoring its systems to customer-specific requests.

o Continued availability of suitable non-proprietary computing platforms and system operating software that are compatible with the Company's products.

o The ability of the Company to retain its customer base and, in particular, its more significant customers (such as MCI
      Telecommunications, which accounted for over ten percent of the Company's total sales in the last three fiscal years) since such customers generally are not contractually obligated to place further orders with the Company.

o Certain of the components for the Company's products are available from limited suppliers. The Company's operating results could be adversely affected if the Company were unable to obtain such components in the future.

o Risks involved in the Company's international distribution and sales of its products, including unexpected changes in regulatory requirements, unexpected changes in exchange rates, the difficulty and expense of maintaining foreign offices and distribution channels, tariffs and other barriers to trade, difficulty in protecting intellectual property rights, foreign governmental regulations that may limit or restrict the sales of call automation systems. Additionally, changes in foreign credit markets and currency exchange rates may result in requests by many international customers for extended payment terms and may have an adverse impact on the Company's cash flow and its level of accounts receivable.

o Legislative and administrative changes and, in particular, changes affecting the telecommunications industry, such as the recently enacted Telecommunications Act of 1996. While many industry analysts expect the Telecommunications Act of 1996 to result in at least a temporary surge in the procurement of telecommunications equipment and related software and other products, there is no assurance that the Company can estimate with sufficient accuracy those products which will ultimately be purchased, the timing of any such purchases or the quantities to be purchased.

o The Company's ability to hire and retain, within the Company's compensation parameters, qualified technical talent and outside contractors in highly competitive markets for the services of such personnel.

o Extreme price and volume trading volatility in the U.S. stock market, which has had a substantial effect on the market prices of securities of many high technology companies frequently for reasons other than the operating performance of such companies. These broad market fluctuations could adversely affect the market price of the Company's common stock.

o The risks of litigation and, in particular, increasing litigation with respect to the enforcement of patents, copyrights and other intellectual property.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to litigation between the Company and the Company's wholly-owned French subsidiary, InterVoice S.A., and Realizzazione Investimenti per lo Sviluppo delle Comunicazioni s.r.l., an Italian registered limited company ("RISC"), described in Part 1, Item 3 of the Company's Annual Report on Form 10-K for the year ended February 29, 1996. On September 23, 1996, the court-appointed expert circulated his preliminary opinion as to the estimated amount of losses sustained by RISC to both parties in the proceeding for their review and comment. The expert's preliminary opinion estimated the loss sustained by RISC at approximately $2.65 million, based on current exchange rates. RISC had alleged losses of approximately $16 million. The Company and RISC have until October 23, 1996 to respond to the expert's preliminary opinion. The Company intends to vigorously contest the expert's preliminary opinion as to the amount of losses sustained by RISC. After the parties have had an opportunity to respond to the preliminary opinion, the expert will then have the option of conducting additional hearings on the matter of damages before filing his final opinion with the Commercial Court of Nanterre in France, or he may file his final opinion without conducting any additional hearings. The estimate of losses sustained by RISC in the expert's final opinion may be more or less than the losses estimated in the preliminary opinion. The expert's review is limited to issues of fact as they relate to the determination of damages. The expert has no authority to determine legal issues related to the existence or the amount of damages. In the proceeding before the Commercial Court on the issue of damages, the judge will consider the expert's final opinion, but is not obligated to concur with the opinion in his final ruling on the matter. As discussed in the Company's most recent Annual Report on Form 10-K, the Commercial Court on December 8, 1995 held that the Company and its subsidiary were liable for damages based on breach of contract claims asserted by RISC. However, the Commercial Court also determined that RISC was at fault and should, therefore, bear a share of any loss which might be established. The Commercial Court reserved judgment concerning the share of any such loss to be borne by RISC. The Company and its subsidiary have appealed the Commercial Court's decision on December 8, 1995 concerning liability and, pursuant to French procedure, such appeal will result in a trial de novo. In the trial de novo on the issue of liability, the Appellate Court will not be obligated to follow any factual or legal determination by the Commercial Court. The Appellate Court is not likely to conduct any new expertal proceedings on the issue of liability and will have access to an expert's report which was prepared for the Commercial Court for the December, 1995 proceeding. The Company intends to vigorously contest the Commercial Court's determination as to liability and all claims asserted by RISC in the proceeding before the expert to determine damages, and believes it has meritorious defenses to such claims and the determination by the Commercial Court in addition to meritorious counterclaims which it intends to assert.
When the Commercial Court issues its ruling on the amount of damages sustained by RISC, InterVoice will have the option of also appealing that decision, and such appeal will also result in a trial de novo. The process for pursuing any such appeal of any such determination of damages will be similar to the process for appealing the Commercial Court's determination of liability discussed above. As with any legal proceeding, there is no guarantee that the Company will prevail in its current proceedings with RISC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Thursday, July 25, 1996 in Dallas, Texas.

         Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were re-elected as directors at the annual meeting: Daniel D. Hammond, Michael W. Barker, Joseph
J. Pietropaolo, George C. Platt and Grant A. Dove.

         The second matter voted on and approved by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to amend the Company's 1990 Incentive Stock Option Plan to increase from 3,800,000 to 4,550,000 the aggregate number of shares of common stock of the Company authorized for issuance under the Plan. The shareholders and their proxies cast 12,817,737 votes in favor of the proposal, 421,714 against the proposal, and there were 42,159 abstentions.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERVOICE, INC.





Date:  10/15/96                         By: /s/ ROB-ROY J. GRAHAM
                                           ------------------------------------
                                            Rob-Roy J. Graham
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                                INTERVOICE, INC.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                    EXHIBIT
------                    -------

27.1          Financial Data Schedule




              Furnished upon request