Form 10-Q
period 1996-11-30
INTERVOICE INC
filed 1997-01-14
CIK 764244

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

                         FOR THE QUARTERLY PERIOD ENDED
                               NOVEMBER 30, 1996

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

     The Registrant had 16,302,995 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.

================================================================================

                         PART I. FINANCIAL INFORMATION

                                InterVoice, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                       November 30,     February 29,
ASSETS                                                     1996             1996
-----------------------------------                   -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                         $  18,935,287    $  23,573,976
    Accounts and notes receivable, net of allowance
      for doubtful accounts of $208,833 in 1997 and
      $746,027 in 1996                                   34,442,964       24,704,425
    Inventory                                            16,081,326       12,586,640
    Prepaid expenses                                      2,032,507          804,428
    Deferred taxes                                        1,377,506        1,714,246
                                                      -------------    -------------
                                                         72,869,590       63,383,715
PROPERTY AND EQUIPMENT
    Building                                             16,080,638       15,865,605
    Computer equipment                                   10,413,510        8,193,562
    Furniture, fixtures and other                         5,175,536        4,737,625
    Service equipment                                     2,229,295        2,025,558
                                                      -------------    -------------
                                                         33,898,979       30,822,350
    Less allowance for depreciation                      12,312,384        9,540,886
                                                      -------------    -------------
                                                         21,586,595       21,281,464
OTHER ASSETS
    Intangible assets, net of amortization
      of $2,555,639 in 1997 and
      $1,893,619 in 1996                                  7,496,327        4,712,495
    Other assets                                            199,868          349,132
                                                      -------------    -------------
                                                      $ 102,152,380    $  89,726,806
                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses             $  12,995,841    $  11,796,125
    Customer deposits                                     3,022,620        2,527,514
    Deferred income                                       4,157,765        4,075,099
    Income taxes payable                                       --          1,053,519
                                                      -------------    -------------
                                                         20,176,226       19,452,257

DEFERRED TAXES                                              173,074          713,074

CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred Stock, $100 par value--2,000,000
      shares authorized: none issued
    Common Stock, no par value, at nominal
      assigned value--62,000,000 shares
      authorized:19,302,995  issued,
      16,302,995 outstanding in 1997
      and 18,984,206 issued, 15,984,206
      outstanding in 1996                                     9,640            9,460
    Additional paid-in capital                           42,055,854       39,103,070
    Unearned compensation                                  (647,945)        (436,281)
    Treasury stock - at cost                            (24,003,245)     (24,003,245)
    Retained earnings                                    64,388,776       54,888,471
                                                      -------------    -------------
                                                         81,803,080       69,561,475
                                                      =============    =============
                                                      $ 102,152,380    $  89,726,806
                                                      =============    =============

                                InterVoice, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)





                                           Three Months Ended            Nine Months Ended
                                      ---------------------------   ---------------------------
                                      November 30,   November 30,   November 30,   November 30,
                                          1996           1995           1996           1995
                                      ------------   ------------   ------------   ------------
Sales                                 $ 24,335,974   $ 25,145,270   $ 77,195,497   $ 70,845,688

Cost of goods sold                       9,788,985      8,879,178     29,052,321     24,841,237
                                      ------------   ------------   ------------   ------------

Gross margin                            14,546,989     16,266,092     48,143,176     46,004,451
                                      ------------   ------------   ------------   ------------

Research and development expenses        2,996,496      2,502,983      8,610,129      7,052,283
Selling, general and administrative
   expenses                              8,094,980      7,151,063     24,121,521     20,029,879
Litigation settlement                    1,800,000           --        1,800,000           --
                                      ------------   ------------   ------------   ------------

Income from operations                   1,655,513      6,612,046     13,611,526     18,922,289

Other income                               157,444        122,378        515,322        374,248
                                      ------------   ------------   ------------   ------------

Income before income taxes               1,812,957      6,734,424     14,126,848     19,296,537

Income taxes                               562,967      2,323,377      4,626,543      6,657,306
                                      ------------   ------------   ------------   ------------

Net income                            $  1,249,990   $  4,411,047   $  9,500,305   $ 12,639,231
                                      ============   ============   ============   ============

Earnings per common and
 common equivalent share              $        .08   $        .27   $        .57   $        .77
                                      ============   ============   ============   ============

Weighted average number of common
 and common equivalent shares           16,524,457     16,542,379     16,675,136     16,368,755
                                      ============   ============   ============   ============

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                        Common Stock          Additional
                                --------------------------     Paid-in      Unearned       Treasury       Retained
                                   Shares        Amount        Capital    Compensation      Stock         Earnings        Total
                                ------------  ------------  ------------  ------------   ------------   ------------  ------------
Balance at February 29, 1996      15,984,206  $      9,460  $ 39,103,070  $   (436,281)  $(24,003,245)  $ 54,888,471  $ 69,561,475
  Exercise of stock options          283,241           162     1,718,324          --             --             --       1,718,486
  Issuance of restricted stock        35,548            18     1,234,460      (211,664)          --             --       1,022,814
  Net Income                            --            --            --            --             --        9,500,305     9,500,305
                                ------------  ------------  ------------  ------------   ------------   ------------  ------------
Balance at November 30, 1996      16,302,995  $      9,640  $ 42,055,854  $   (647,945)  $(24,003,245)  $ 64,388,776  $ 81,803,080
                                ============  ============  ============  ============   ============   ============  ============

                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                      Three Months Ended           Nine Months Ended
                                 ---------------------------   ---------------------------
                                 November 30,   November 30,   November 30,   November 30,
                                     1996           1995           1996           1995
                                 ------------   ------------   ------------   ------------
OPERATING ACTIVITIES
  Net income                     $  1,249,990   $  4,411,047   $  9,500,305   $ 12,639,231
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and
      amortization                  1,203,460      1,083,449      3,433,518      3,242,687
    Changes in operating assets
      and liabilities:             (5,837,558)    (1,976,407)   (13,267,465)    (7,499,472)
                                 ------------   ------------   ------------   ------------

NET CASH FROM OPERATIONS           (3,384,108)     3,518,089       (333,642)     8,382,446

INVESTING ACTIVITIES
  Purchase of  property
    and equipment                  (1,170,571)    (1,065,696)    (3,349,036)    (3,496,718)
  Purchased software               (1,226,538)    (1,512,400)    (3,296,588)    (2,104,503)
  (Increase) decrease in notes
    receivable                           --         (639,261)        40,412       (558,507)
                                 ------------   ------------   ------------   ------------
                                   (2,397,109)    (3,217,357)    (6,605,212)    (6,159,728)
FINANCING ACTIVITIES
  Exercise of stock options           578,306      1,038,446      2,300,165      3,066,902
                                 ------------   ------------   ------------   ------------
                                      578,306      1,038,446      2,300,165      3,066,902
                                 ------------   ------------   ------------   ------------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             (5,202,911)     1,339,178     (4,638,689)     5,289,620

Cash and cash equivalents,
  beginning of period              24,138,198     14,227,394     23,573,976     10,276,952

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                  $ 18,935,287   $ 15,566,572   $ 18,935,287   $ 15,566,572
                                 ============   ============   ============   ============

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED NOVEMBER 30, 1996



NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
The Balance Sheet at February 29, 1996 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited November 30, 1996 and 1995 financial statements have been included. Operating results for the nine month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     SALES. Sales in the first nine months of fiscal 1997 increased approximately $6.3 million, or 9%, when compared to the same period of fiscal 1996. The increase was due primarily to increased domestic customer premise equipment sales and international customer premise equipment sales, particularly to Latin America and Asia-Pacific markets. Domestic customer premise equipment sales for the first nine months of fiscal 1997 increased 10% when compared to the same period of fiscal 1996. International customer premise equipment sales for the same period increased 35% when compared to the same period of fiscal 1996. The Company believes that some telecommunications companies have temporarily delayed their implementation of call automation solutions while they evaluate marketing and investment strategies in the light of new opportunities resulting from deregulation under the Telecommunications Act of 1996 and while they also evaluate the implications of the recent judicial stay of certain provisions of the Act and its regulations. Management believes that these regulatory changes for the telecommunications industry, and the industry's reaction to such changes are the primary reasons why sales to domestic telecommunications companies declined to 17% of the Company's total sales for the first nine months of fiscal 1997 as compared to 23% during the same period in fiscal 1996. Sales to a leading domestic telecommunications company in the first nine months of fiscal 1997 were approximately $7.9 million, or 10% of the Company's total sales.

Sales in the third quarter of fiscal 1997 decreased $0.8 million, or 3%, compared to the same period of fiscal 1996. Domestic customer premise equipment sales for the third quarter of fiscal 1997 decreased 17% when compared to the same period of fiscal 1996 while international customer premise equipment sales increased 91%. The decrease in domestic customer premise equipment sales was primarily attributable to a decline in reseller sales and a tight local employment market which impacted the Company's ability to ship its backlog of orders. The increase in international sales was partially attributable to $2.9 million in sales, or 12% of the Company's total sales during the third quarter, to a Mexican public utility through one of the Company's resellers. For the reasons mentioned above, sales to telecommunications companies declined to 13% of the Company's total sales in the third quarter of fiscal 1997, as compared to 20% of the Company's total sales for the same period of fiscal 1996.

     COST OF GOODS SOLD. Cost of goods sold as a percentage of the Company's total sales increased to 38% and 40% in the first nine months and the third quarter of fiscal 1997, respectively, from 35% in the same periods of fiscal 1996. This increase is primarily due to the Company's continued investment in applications engineering and customer service resources to pursue opportunities in all of its markets.

     RESEARCH AND DEVELOPMENT. Research and development expenses in the first nine months and third quarter of fiscal 1997 increased approximately $1.6 million and $0.5 million, or 22% and 20%, respectively, over the same periods of fiscal

1996. Research and development expenses, as a percentage of the Company's total sales, in the first nine months and third quarter of fiscal 1997 increased to 11% and 12%, respectively, from 10% in the same periods of fiscal 1996. This increase is primarily due to the Company's research and development efforts in the first nine months and third quarter of fiscal 1997 which included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems, the development of VisualConnect (the ability to communicate with OneVoice Systems via the Internet), development of InVision (the Company's next generation customer application development tool), and the enhancement of products acquired in the VoicePlex Corporation transaction. Additionally, expenditures were made for the ongoing development of the Company's multi-application platform including OneVoice (the Company's Interactive Voice Response system), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), and continued development of digital VocalCard software and hardware functionality.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $4.1 million and $0.9 million in the first nine months and third quarter of fiscal 1997, respectively, as compared to the same periods of fiscal 1996. Selling, general and administrative expenses, as a percentage of the Company's total sales, in the first nine months and third quarter of fiscal 1997 increased to 33% and 31%, respectively from 28% in the same periods of fiscal 1996. This increase is primarily due to the Company's continued investment in selling, general and administrative resources as it expands its worldwide sales, service and support infrastructure and invests in marketing and advertising programs.

     LITIGATION SETTLEMENT. The Company incurred litigation settlement expenses of $1.8 million during the third quarter of fiscal 1997. These expenses are discussed in Part II, Item I of this quarterly report.

     OTHER INCOME. Other income in the first nine months of fiscal 1997, consisting primarily of interest income on cash and other non-operating interest income, increased approximately $0.1 million from the same period of fiscal 1996 as the result of reduced cash balances, during the same period of fiscal 1996, resulting from the completion of the Company's stock repurchase program, the purchase of VoicePlex Corporation, and the completion of the Company's new facilities in Dallas. Other income during the third quarter of fiscal 1997 was flat as compared to the same period of fiscal 1996.

     INCOME FROM OPERATIONS. Operating income and net income, adjusted for litigation settlement expenses, during the first nine months of fiscal 1997 decreased 18% and 15%, respectively, from the same period in fiscal 1996. The Company increased its investment in sales, marketing, application engineering, and research and development resources at a greater rate than the increase in the Company's total sales, in order to continue to pursue opportunities in the customer premise equipment and telecommunications markets. For the reasons discussed above, operating income and net income, adjusted for litigation settlement expenses, during the third quarter of fiscal 1997 decreased 47% and 43%, respectively, from the same period in fiscal 1996. Net income during the first nine months and third quarter of fiscal 1997 decreased at a slightly lower rate than operating income due to the favorable tax impact of the Company's international sales through its Foreign Sales Corporation.

     LIQUIDITY AND CAPITAL RESOURCES. At November 30, 1996, the Company had cash reserves of approximately $18.9 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise. The Company recently announced a decision by the Board of Directors authorizing the Company to repurchase up to one million shares of its common stock over the next year. The Company believes it has access to the financial resources necessary to repurchase shares from time to time pursuant to the Board's share repurchase authorization.

     DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS. This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation, statements contained in this "Management Discussion and Analysis of Financial Condition and Results of Operations" and under "Notes to Unaudited Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

o The quantity and size of large sales (sales valued at approximately $1 million or more) during any fiscal quarter, which can cause wide variations in the Company's sales on a quarter to quarter basis.

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

o Risks involved in the Company's international distribution and sales of its products, including unexpected changes in regulatory requirements, unexpected changes in exchange rates, the difficulty and expense of maintaining foreign offices and distribution channels, tariffs and other barriers to trade, difficulty in protecting intellectual property rights, and foreign governmental regulations that may limit or restrict the sales of call automation systems. Additionally, changes in foreign credit markets and currency exchange rates may result in requests by many international customers for extended payment terms and may have an adverse impact on the Company's cash flow and its level of accounts receivable.

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

o Increasing litigation with respect to the enforcement of patents, copyrights and other intellectual property.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

                           PART II, OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its wholly-owned French subsidiary recently entered into a settlement agreement with Realizzazione Investimenti per lo Sviluppo delle
Comunicazioni s.r.l. ("RISC"), an Italian registered limited company.   The
settlement will result in the dismissal, with prejudice, of the lawsuit pending between the companies before the Commercial Court of Nanterre in France. The lawsuit was most recently discussed in the Company's Annual Report on Form 10-K for the year ended February 29, 1996, and Quarterly Report on Form 10-Q for the quarter ended August 31, 1996. Pursuant to the settlement, the Company paid $1.8 million to RISC, and RISC returned all equipment and software previously purchased from the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERVOICE, INC.




Date:  1/14/97                     By: /S/ ROB-ROY J. GRAHAM
                                      ----------------------------------
                                       Rob-Roy J. Graham
                                       Chief Financial Officer
                                       (Chief Accounting Officer)

                                INTERVOICE, INC.

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER         EXHIBIT
-------        -------
27.1           Financial Data Schedule





                             Furnished upon request