Form 10-K
period 1997-02-28
INTERVOICE INC
filed 1997-05-29
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 29, 1997
===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO
                                                -----   ----

                                 --------------

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

                              TITLE OF EACH CLASS
                              -------------------
                           COMMON STOCK, NO PAR VALUE
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES AS OF MAY 19,1997: $180,140,027

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 19, 1997:
16,192,362

                      DOCUMENTS INCORPORATED BY REFERENCE

     LISTED BELOW ARE DOCUMENTS PARTS OF WHICH ARE INCORPORATED HEREIN BY REFERENCE AND THE PART OF THIS REPORT INTO WHICH THE DOCUMENT IS INCORPORATED:

  (1) PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS - PART III.

===============================================================================

                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.  Business..........................................................   1
         Call Automation Industry..........................................   1
         Markets...........................................................   2
         Product Strategy..................................................   3
         Products and Services.............................................   4
         Competition.......................................................   6
         Distribution......................................................   6
         Backlog...........................................................   7
         Proprietary Rights................................................   7
         Manufacturing and Facilities......................................   8
         Employees.........................................................   8

ITEM 2.  Properties........................................................   9

ITEM 3.  Legal Proceedings.................................................   9

ITEM 4.  Submission of Matters to a Vote of Security Holders...............   9

                                    PART II


ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..............................................   10

ITEM 6.  Selected Financial Data..........................................   10

ITEM 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   11

ITEM 8.  Financial Statements and Supplementary Data......................   16

ITEM 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................   30


                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant..............   31

ITEM 11.  Executive Compensation..........................................   31

ITEM 12.  Security Ownership of Certain Beneficial
            Owners and Management.........................................   31

ITEM 13.  Certain Relationships and Related Transactions..................   31


                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..........................................   32

                                     PART I
ITEM 1. BUSINESS

     InterVoice, Inc. (together with its subsidiaries, collectively referred to as "InterVoice" or the "Company") develops, sells and services call automation systems. The Company's historical emphasis has been on interactive voice response ("IVR") systems, which allow individuals a self help facility using their telephones, personal computers, credit card terminals or voices to access and/or provide information to computer data bases utilized by businesses and telecommunications companies. The Company's systems are sold under the trade names "OneVoice" and "InterDial". OneVoice Systems are used by a variety of enterprises to disseminate and receive information efficiently, allowing multiple callers simultaneous access to computer data bases without the expense of maintaining a customer service representative and workstation for each telephone line. InterDial systems improve call center efficiency by automatically dialing phone numbers and only transferring a call to a live agent if the call is answered and the called party remains on the phone. The Company's products include software development tools designed to support a number of diverse product applications and to simplify system customization. Applications currently function in a wide range of industries including banking and financial services, cable TV, government, healthcare, help desk, higher education, insurance, retail and wholesale distribution, telecommunications, transportation and manufacturing and utilities.

     OneVoice Systems sell at list prices ranging from approximately twenty five thousand to millions of dollars and support from four to thousands of voice and data channels. Scalability is a key differentiator for all OneVoice Systems, which incorporate multiple modules of up to 96 voice and data channels per module which, in turn, can be connected by local area networks for a single system appearance, management control and redundancy. InterDial Systems sell at list prices ranging from approximately fifty thousand to five hundred thousand dollars or more and support from four to 40 agent positions on a single module. Multiple InterDial Systems can be connected via a node adapter to support up to a total of 128 agents. OneVoice/UNIX Systems sell at list prices ranging from approximately thirty thousand to two hundred thousand dollars and support from 12 to 96 ports per system. The OneVoice/Unix Systems replace the VoicePlex Systems previously marketed by the Company.

     The Company sells its products directly to end-users and through more than 130 domestic and international distributors. Since the Company's inception in 1984, the number of worldwide installations of the Company's systems has grown to over 8,300 in 49 countries. The end-users to which the Company has sold systems include Aetna, Bank of America, Bell Canada, British Telecom, CitiBank, Fidelity Investments, First Chicago, First Union Corporation, GTE, J.C. Penney, LCI International, Martin Marietta, MCI Telecommunication, Merrill Lynch, Microsoft, National Data Corporation, National Westminster Bank U.K., NationsBank, Sears Roebuck and Co., Social Security Administration, Sprint, The New England, T U Electric, USAA and Wachovia Bank. Other than Siemens AG, an InterVoice distributor, which accounted for 10.2% of the Company's total sales in fiscal 1997, and MCI Telecommunications, which accounted for 11.2% and 11.7% of the Company's total sales in fiscal 1996 and fiscal 1995, no customer represented 10 percent or more of the Company's aggregate sales during fiscal 1997, 1996 or 1995.

CALL AUTOMATION INDUSTRY

     The number of telephone calls requesting information or requiring operator services that must be handled by businesses, telecommunications service providers and other organizations has increased dramatically in recent years. Traditionally, consumers obtained data or services from organizations such as banks, insurance companies, or telephone companies, by phoning a customer service representative, agent, or operator who used a terminal linked to a computer to process the data or service request. The major disadvantage of this procedure is the high cost of providing a large number of individuals to answer calls and provide service, which imposes practical limits on access frequency and the amount of information and level of service that can be given to each caller. Another disadvantage is that, if the volume of calls increases or substantially varies with the time of day or other factors, the potential for service delays and errors may increase. As a result of these high costs and inefficiencies, organizations have increasingly turned to various methods of automation to process such calls. With IVR systems, callers receive accurate responses to routine service requests so customer service representatives, agents and/or operators are free to work on other important tasks requiring their personal expertise. The Company believes that such systems provide more service to more customers without additional staff, improve customer and employee retention and can result in significant cost savings to the Company's customers. The call automation industry has matured to the point that, in certain system applications such as credit limit requests, callers may prefer dealing with an IVR system rather than a human in order to preserve privacy and confidentiality.

The Company believes that the industry can be divided into five primary system markets:

         Interactive voice response is the use of a wide variety of devices, such as telephones, facsimile or personal computers in conjunction with public and private telecommunication networks and/or the Internet to input or retrieve information or request services from a computer data base. Applications include checking account balances, credit card authorizations, insurance claims and automating telephone calls formerly requiring operator assistance. The Company believes the industry will also embrace applications utilizing recently introduced multi-media and internet capabilities (e.g. the use of voice, graphics and images). The Company's VisualConnect product addresses internet applications while the Company's MediaConnect product addresses multi-media applications. The Company participates in this market with its OneVoice System which comprised more than 90% of its system sales in fiscal 1997.

         Outbound call processing involves the automatic dialing of telephone numbers and the use of computerized voice messages and live agents to communicate with customers and prospects. Applications include customer notifications, delinquent bill collecting and the telemarketing of goods and services. The Company addresses this market with its InterDial System which comprised 7% of its system sales in fiscal 1997.

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

     The general public has become increasingly receptive to IVR systems, having become familiar with them from early adopters in the financial services industry. Such systems are becoming more pervasive in a wide variety of industries and applications as indicated below:


              INDUSTRY                      APPLICATION
              --------                      -----------
           Financial Services            Banking/Credit Union
                                         Bill Payment
                                         401K/Employee Benefit
           Health Care                   Benefits Coverage
                                         Test Results
                                         Claims Status
           Cable TV                      Service Requests
                                         Event Ordering
           Education                     Enrollment
                                         Grade Reporting
                                         Financial Aid
                                         Housing
           Electronic Benefits Transfer  Child Support
                                         Welfare Payments
                                         Food Stamps
           Telecommunications            Automated Operator Services
                                         Service Requests


MARKETS

     The Company continues to evaluate a wide variety of potential industry specific or "vertical" markets and has selected key markets based upon the Company's evaluation of their potential for rapid acceptance of IVR technology. The Company has traditionally focused on the financial services industry and, more recently, the telecommunications industry. The Company also has expanded its focus to include, among others, the human resource, healthcare and call center vertical markets.


PRODUCT STRATEGY

     The Company's products are designed to assist its customers in achieving the following objectives:

     o    Increase revenues with reduced costs
     o    Improve customer and/or employee service
     o    Provide product and service differentiation

     The Company believes that its OneVoice System enables the Company's customers to handle more calls with fewer delays and errors at a lower cost than through use of customer service representatives, agents or operators while preserving callers' privacy and confidentiality, which is important in some applications. InterDial allows the Company's customers to contact a large number of people in applications such as collections and telemarketing while improving the productivity of agents. Both the OneVoice and InterDial Systems operate on the OneVoice Software Agent Platform which can simultaneously host both systems, each of which, in turn, can simultaneously host multiple applications, allowing the Company's customers to leverage their investments in their OneVoice and InterDial systems. The OneVoice/UNIX System provides network based voicemail applications for telecommunications companies. The Company has adapted its OneVoice Software Agent Platform platform, called NSP 5000, to address the growing Intelligent Peripheral market within the telecommunication industry. Intelligent Peripherals are the building blocks for the provisioning of automated operator services, such as processing credit card calls, and advanced telecommunications features, such as voice dialing, to be offered in the Advanced Intelligent Networks currently being contemplated by domestic and international wireline and wireless telecommunications network operators.

     The Company's product strategy emphasizes leveraging industry standard computer platforms and operating systems to allow the Company to take advantage of hardware and software technology offered by third parties. This strategy also provides the Company's customers the option to select the computer platform and operating system of their preference should they wish compatibility with other computer systems. This allows the Company to focus its development efforts on call automation technology. The Company has developed a robust suite of call processing functions and features characterized by the following factors:

     Host Computer Platform Independence: By virtue of compliance with industry standards, the Company's hardware and software is designed to be independent of the host computer platform. The same hardware and software can operate on computer platforms produced by a variety of manufacturers. This allows the Company to deliver its products integrated with the computer platform of its customers' choice rather than dictating the selection of a specific computer platform. This is an important factor in vendor selection for many of the Company's current and potential customers. This product strategy also allows the Company to avoid the expense of maintaining multiple versions of the Company's hardware and software.

     Operating Software Independence: The Company's InterSoft run time software is simultaneously compatible with all popular operating systems, such as UNIX, OS/2 and Windows NT. This allows the Company to give its customers operating system freedom of choice, an important factor in vendor selection for many of the Company's current and potential customers. This product strategy also allows the Company to avoid the expense of maintaining multiple versions of the Company's run time software.

     Flexible Programming: The Company offers its customers a wide variety of software features that can be included in the OneVoice and InterDial Systems. The Company's software is designed to support a number of diverse product applications. The Company's recently introduced graphical user interface (GUI) software development tool, InVision, simplifies the generation and customization of customer applications.

     System Expandability/Networking: The OneVoice System can be expanded from four up to 96 lines per module by adding expansion cards without software changes. Multiple modules can be interconnected via a local area network to provide simultaneous access for thousands of callers while maintaining control from a single workstation on the network. InterDial Systems are expandable from 4 to 40 lines per system and multiple InterDial Systems can be connected via a node adapter to support up to a total of 128 agents.

     Voice and Data Connectivity: Systems can be connected to most digital and analog PBX's and/or central office switches and to a wide variety of host computers.

     The Company believes that its products are designed and manufactured to be highly reliable and to require minimum maintenance, most of which can be handled from its headquarters using on-line remote diagnostic and test capabilities. The Company has contracted with an independent company with local service offices throughout the United States to perform customer site service. When customer repair is required, the Company electronically dispatches service technicians. International distributors are generally responsible for providing service for the systems they sell.



PRODUCTS AND SERVICES

     One Voice Systems

     OneVoice Systems are primarily focused on the IVR market and comprised more than 90% of the Company's system sales in fiscal 1997. These systems combine a variety of standard computer platforms and standard operating systems together with the Company's proprietary run time software, known as InterSoft, and Company developed and third party developed expansion boards to perform IVR functions. Each OneVoice System module utilizes the same proprietary run time software, which allows the Company's customers to expand their OneVoice Systems via the addition of expansion cards or via the linkage of multiple modules through a local area network, as capacity and other requirements grow.
OneVoice Systems can be configured using a variety of computer platforms and operating systems depending on the customer's preferences and processing requirements.

     The Company's run time software, known as InterSoft, offers customers a variety of features that can be included in OneVoice Systems, including:

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

     The Company has developed the FoneTower, an expansion chassis which enables users to insert up to 18 additional cards into a OneVoice module due to limitations in the number of expansion slots in some computer platforms. Capacity expansion and the provisioning of additional features and functions often require additional voice automation cards, such as VocalCard.

     The Company integrates compatible programmable add-in cards with proprietary software to interface OneVoice Systems with enterprise systems predicated on host computers produced by IBM, Unisys, NCR, DEC, and others, using standard communications protocols and native terminal emulation via the Internet; local area networks, including the IBM Token Ring, Ethernet and Arcnet; advanced wide area networks, including ISDN-PRI and X.25; and customer private networks.

  One Voice 5000

     The Company's OneVoice 5000 systems utilize a compact, modular, passive backplane design which allows for high port density per system, a critical factor for call center applications. The passive backplane design allows for easy system expansion and for the upgrade of system components, such as CPU's, as technologies advance.

  Network Services Platform (NSP) 5000

     Similar in design to the Company's OneVoice 5000 systems, this product is positioned to address the Intelligent Peripheral (or service node) market within the telecommunications industry. The Company is actively marketing NSP 5000 systems for the provisioning of automated operator services, such as processing credit card calls, and advanced telecommunication features, such as voice navigated voice mail, voice activated dialing and short message delivery services.

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

  OneVoice/Unix

     The OneVoice/UNIX historically has been marketed primarily to telecommunications companies to provision their networks with central office based voice mail

  InterDial

     The Company's InterDial System provides outbound call processing. A typical application of an InterDial system permits the Company's customers to improve the productivity of their telemarketing operations by automatically dialing phone numbers and only transferring a call to an agent if the call is answered and the called party remains on the phone. InterDial's patented advanced call processing monitoring and automatic call pacing algorithms also improve productivity by transferring a caller to a telemarketing agent immediately upon completion of the agent's previous call.

  RealCare

     The Company offers its customers a system maintenance program, known as RealCare, which combines on-line remote diagnostic and test capabilities with nationwide on-site repair performed, in part, by the Company's service partners. RealCare enables customers to access the Company's Help Desk, to receive on-line tests, and, if necessary, to receive software modifications. When on-site repair is required, the Company may electronically dispatch its service partners' service technicians while monitoring and directing repair activities.

COMPETITION

     The call automation industry is fragmented and highly competitive. Based on industry surveys, the Company believes no company participating in this industry has more than a 20% market share. Technological advances are critical to industry leadership. The Company competes primarily on the basis of a broad range of product capabilities and features, professional services (such as system customization), and customer support services. The principal competitors for the Company's OneVoice Systems include Lucent Technologies (Formerly AT&T), Periphonics, Brite Voice and Edify. The principal competitors for the Company's InterDial System include Davox, EIS and Mosaix. The principal competitors for the Company's telecommunications products include Boston Technology, Octel and Comverse Technology. The Company anticipates that competition from existing competitors will continue to intensify. The Company may also face market entry from non-traditional competitors, including telephone switching equipment manufacturers and independent IVR service bureaus. Some of these competitors have greater financial, technological and marketing resources than the Company.

DISTRIBUTION

     The Company markets its product through both direct and indirect sales channels. During fiscal 1997, approximately 53% and 47% of the Company's total sales were attributable to direct sales to end-users and to sales to distributors, respectively. The Company provides discounts to volume end-user purchasers and its distributors reflecting decreased costs associated with such sales. During fiscal 1997, sales to existing customers, as a percentage of the Company's total sales, were 65% comparable to 67% in fiscal year 1996, as customers continued to expand their systems, and to add new and/or enhanced applications. The Company anticipates that sales to existing customers, as a percentage of the Company's total sales, will continue to be a significant percent of the Company's total sales as the Company focuses additional marketing efforts on current users of InterVoice's systems. One customer, Siemens AG, an InterVoice distributor, accounted for 10.2% of the Company's total sales in fiscal 1997 while MCI Telecommunications accounted for 11.2% and 11.7% of the Company's sales in fiscal 1996 and fiscal 1995.

United States Distribution

     The Company sells its products directly to end-users and more than 85 distributors in the United States which allows it to leverage an indirect sales force numbering in excess of 1,700 in addition to its domestic direct sales force of approximately 75. During fiscal 1997, approximately 69% and 31% of the Company's domestic sales were attributable to end-users and distributors, respectively. The Company's end-users include, among others, Aetna, Bank of America, Bell Canada, Fidelity Investments, First Chicago, First Union Corporation, GTE, J. C. Penney, LCI International, Martin Marietta, MCI Telecommunications, Merrill Lynch, Microsoft, National Data Corporation, National Westminster Bank U.K., NationsBank, Sears Roebuck & Co., Social Security Administration, Sprint, The New England, TU Electric, USAA, and Wachovia. Marketing efforts by the Company include advertising, trade shows, direct mail campaigns and telemarketing, implemented by a field sales force.

     The Company enters into arrangements with distributors to broaden distribution channels, to increase its sales penetration to specific markets and industries and to provide customer services relating to the Company's products on behalf of the Company. Distributors are selected based on their access to markets, industries and customers that are candidates for the Company's products. The Company's major distributors include Ameritech Information Systems, EDS, Fiserv, Fujitsu, GTE, Information Technology, Inc., NEC West, Norstan, Rockwell International, Siemens Rolm, Sprint, Symitar Systems, U.S. Order and Wiltel.

International Distribution

     The Company offers its products outside the United States through a network of more than 45 distributors which allows it to leverage an indirect sales force numbering in excess of 300 in addition to its international direct sales force of approximately 15. International distributors include Information Technology & Data (Turkey), IVRS Ltd. (Hong Kong), Loxbit (Australia), OLTP Voice (Venezuela), Phonetix (Canada), Promotora Kranon (Mexico), Siemens Rolm, Switch (Chile) and Telecom Equipment (Singapore). The Company maintains offices in London and Frankfurt to support sales by distributors throughout the European Community, the Middle East and Africa. Offices in Singapore, Melbourne and Bejing support sales by distributors throughout the Pacific Rim. The Company also maintains an office in Toronto to support its Canadian distributors. The Company's products are currently sold in 49 countries. Most countries lag the United States in the development of their IVR markets. Government regulation of telecommunications equipment and services, and the low penetration of digital switches and touch-tone telephones, have limited sales of IVR systems in many countries. Subject to differences in culture and business practices, the Company anticipates that the international market for IVR systems will grow as foreign countries overcome regulatory, technological and other barriers which limit the use of such systems. The Company believes that international buyers are attracted to its products for a number of reasons including: its digital technology; the ease with which buyers can customize applications in foreign languages; OneVoice Systems' ability to support multiple languages concurrently, to interact with rotary telephones, and to support voice recognition when touchtone telephones are unavailable; and the Company's efforts in obtaining the required approvals for connectivity to the telephone networks in numerous international markets. In previous fiscal years, the Company had many large sales to the European audiotex market, however, such sales slowed to less than 1% of the Company's European sales during fiscal 1997. The Company expects only minimal sales to the European audiotex market in future years as the Company believes demand in that market will remain flat or continue to decline. During fiscal 1997, the Company continued its focus on building its European distribution channels by increasing its European staffing to strengthen existing distributor relationships and to add new distributors. The Company also continued to expand distribution in the Pacific Rim and Latin America to increase the Company's presence in these rapidly growing markets.

     International sales in fiscal 1997, 1996 and 1995 grew 36%, 65% and 6% respectively, and, as a percentage of total sales, were 24% in fiscal 1997, 19% in fiscal 1996 and 14% in fiscal 1995. Sales to the Americas (excluding the United States) constituted 47%, 61% and 33% of international sales in fiscal 1997, 1996 and 1995, respectively. Sales to Europe constituted 34%, 20% and 45% of international sales in fiscal 1997, 1996 and 1995, respectively. Sales to the Pacific Rim constituted 19%, 19%, and 22% of international sales in fiscal 1997, 1996 and 1995, respectively. The increase in sales to Europe as a percent of international sales in fiscal 1997 was primarily attributable to a large sale to a European based, global telecommunications company. The decline in sales to Europe as a percent of international sales in fiscal 1996 was primarily attributable to the slowing of sales to the European audiotex market, as mentioned above. The large increase in sales to the Americas (excluding the United States) as a percent of international sales in fiscal 1996 was primarily attributable to several large sales to Central and South American telecommunications companies. A discussion of the Company's export sales by geographical area for fiscal 1997, 1996 and 1995 is found in Note G to the Consolidated Financial Statements located in Item 8 of this report which is incorporated herein by reference.

BACKLOG

     The Company's backlog at February 28, 1997, February 29, 1996 and February 28, 1995 was approximately $11.4 million, $21.3 million and $11.7 million, respectively. The Company expects all existing backlog to be delivered within the next fiscal year. Due to customer demand, many of the Company's sales are completed in the same fiscal quarter as ordered. Thus, the Company's backlog at any particular date may not be indicative of actual sales for any future period.

PROPRIETARY RIGHTS

     The Company believes that its existing patent, copyright, license and other proprietary rights in its products and technologies are material to the conduct of its business. To protect these proprietary rights, the Company relies on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 28, 1997, the Company owned 14 patents. In addition, the Company has registered "InterVoice" as a trademark in the United States and in certain foreign countries. The Company has also registered 21 trademarks and servicemarks in the United States for other product and service names and has registrations pending in the United States for various product names. The Company's software and other products are generally licensed to customers pursuant to a nontransferable license agreement that restricts the use of the software and other products to the customer's internal purposes. Although the Company's license agreements prohibit a customer from disclosing proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. Furthermore, even in cases where patents are granted, the detection and policing of their unauthorized use is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The occurrence of the unauthorized use of the Company's proprietary information by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 3. Legal Proceedings."

     From time to time various owners of patents and copyrighted works send the Company letters alleging that its products do or might infringe upon the owners' intellectual property rights, and/or suggesting that the Company should negotiate a license or cross-license agreement with the owner. The Company's policy is to never knowingly infringe upon any third party's intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, however, no such litigation is currently pending against the Company. The Company has accelerated its program for applying for and receiving patents to reflect its technological inovations. The Company currently has a portfolio of fourteen patents, and has applied and will continue to apply for a number of additional patents. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement. In certain situations, it might be beneficial for the Company to cross license certain of its patents for other patents which are relevant to the call automation industry.

     The Company believes that software companies and technology companies, including the Company and other companies in the Company's industry, may become increasingly subject to infringement claims. Such claims may require the Company to enter into costly license agreements, or result in even more costly litigation. To the extent the Company requires a licensing arrangement, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation instituted against the Company asserting infringement of intellectual property rights. To the extent the Company suffers an adverse judgment, it might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from the Company's customers pursuant to indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available, and if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING AND FACILITIES

     The Company's manufacturing operations consist primarily of the final assembly and the extensive testing and quality control of materials, components, subassemblies and systems. The Company currently uses third parties to perform printed circuit board assembly, sheet metal fabrication and customer-site service and repair. Although the Company generally uses standard computer platform parts and components for its products, some components, including certain semiconductors, and more specifically, digital signal processors and static random access memories, are presently available only from limited suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner. However, the Company's operating results could be adversely affected if the Company were unable to obtain such components from such sources in the future.

EMPLOYEES

     As of May 19, 1997, the Company had 697 employees.

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

ITEM 3. LEGAL PROCEEDINGS

     Lucent Technologies ("Lucent") has suggested in correspondence to the Company that it should consider licensing certain Lucent patents for a substantial payment. The Company has an opinion from its outside legal counsel that the Company does not infringe the Lucent patents by reason of non-infringement and/or invalidity. The Company has suggested to Lucent that Lucent should consider licensing certain patents of the Company, and that a mutual cross-license might be in the best interests of both parties. The parties are currently attempting to negotiate a mutually satisfactory cross-license agreement which would resolve the matter. There is no assurance that the Company will be able to negotiate a cross-license agreement based on mutually satisfactory terms. Lucent has not threatened litigation against the Company. In the event that litigation is instituted against the Company concerning the Lucent patents, the Company intends to vigorously contest the claims and to assert defenses of non-infringement and/or invalidity of the patents, together with any other meritorious defenses and counterclaims, including any counterclaim for infringement of its patents, the Company might have. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation asserted against the Company in connection with the Lucent patents.


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

     High and low prices for the shares as reported in the Nasdaq National Market are shown below for the Company's fiscal quarters during fiscal 1997 and 1996.


Fiscal 1997                           Fiscal 1996
-----------                           -----------
Quarter      High        Low          Quarter       High       Low
-------      ----        ---          -------       ----       ---
1st        $ 30 1/2   $21  3/4        1st         $ 16 1/2   $ 14 1/8
2nd          22        12  1/4        2nd           22 3/4     14 5/8
3rd          15 3/4    11 3/16        3rd           26 3/8     17 7/8
4th          14 7/8    10  1/2        4th           24 1/2     16 5/8

     There were approximately 1,000 shareholders of record and approximately 12,500 beneficial shareholders of the Company at May 19, 1997 On May 19, 1997 the closing price of the Common Stock was $11.13.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. The selected consolidated financial data presented below for each of the years in the five-year period ended February 28, 1997 are derived from the consolidated financial statements of InterVoice, Inc., which financial statements have been audited by Ernst & Young LLP, independent certified public accountants. The consolidated financial statements as of February 28, 1997 and February 29, 1996 and, and for each of the years in the three-year period ended February 28, 1997 and the report of Ernst & Young LLP thereon, are included elsewhere herein.


                                                        FISCAL YEAR ENDED FEBRUARY 29/28
                                                        --------------------------------
                                     1997             1996            1995              1994           1993
                                     ----             ----            ----              ----           ----
Net Sales                        $104,845,692     $ 97,103,054   $ 76,265,228      $ 60,933,903   $ 44,566,352
Income from Operations             17,548,615**     25,054,742      9,304,113***     16,988,225     10,950,223
Net Income                         12,760,481**     17,259,358      2,533,580***     11,705,501      7,824,309
Total Assets                      109,178,509       89,726,806     62,718,565        74,218,417     52,633,577
Long Term Debt                           --               --             --                --             --
Per Common Share
 Net Income                               .77**           1.05            .15***            .64            .45
 Cash Dividend                           --               --             --                --             --
Weighted average
 number of common and
 common equivalent
 shares*                           16,618,937       16,397,924     16,755,289        18,419,088     17,461,876

*The number of weighted average common and common equivalent shares in fiscal years prior to 1994 have been restated to reflect 2 for 1 stock splits in the form of 100% stock dividends paid August 16, 1993 and October 16, 1992.

**Fiscal 1997 income from operations and net income were impacted by charges totaling approximately $1.8 million and $1.3 million, respectively, or $0.08 per share, resulting from a non-recurring litigation settlement. Without this charge, earnings for fiscal 1997 would have been $0.85 per share.

***Fiscal 1995 income from operations and net income were impacted by charges totaling approximately $10.5 million, or $0.65 per share, associated with a non-recurring charge resulting from a significant portion of the purchase price of VoicePlex Corporation having been attributed to in-process research and development. Without this charge, earnings for fiscal 1995 would have been $0.80 per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business
- Product Strategy," "Business - Distribution," and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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


o Intense competition in the voice automation industry. See "Business - Competition."

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers (such as Siemens AG, an InterVoice distributor, which accounted for over ten percent of the Company's total sales during fiscal 1997 and MCI Telecommunications, which accounted for over ten percent of the Company's total sales during fiscal 1996 and 1995), since such customers generally are not contractually obligated to place further orders with the Company.

o Certain of the components for the Company's products are available from limited suppliers. The Company's operating results could be adversely affected if the Company were unable to obtain such components in the future. See. "Business - Manufacturing."

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

o Legislative and administrative changes and, in particular, changes affecting the telecommunications industry, such as the recently enacted Telecommunications Act of 1996. While many industry analysts expect the Telecommunications Act of 1996 ultimately to result in at least a temporary surge in the procurement of telecommunications equipment and related software and other products, there is no assurance that the Company can estimate with sufficient accuracy those products which will ultimately be purchased, the timing of any such purchases or the quantities to be purchased.

o The Company's ability to hire and retain, within the Company's compensation parameters, qualified technical talent and outside contractors in highly competitive markets for the services of such personnel.

o Extreme price and volume trading volatility in the U.S. stock market, which has had a substantial effect on the market prices of securities of many high technology companies, frequently for reasons other than the operating performance of such companies. These broad market fluctuations could adversely affect the market price of the Company's common stock.

o Increasing litigation with respect to the enforcement of patents, copyrights and other intellectual property. See Item 3. "Legal Proceedings", and "Business - Proprietary Rights."

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 128

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have a material change on primary or fully diluted earnings per share for the three years in the period ended February 28, 1997, however, primary earnings per share will increase by 2%, 5% and 4% for fiscal years 1997, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

     The following table presents certain items as a percentage of sales for the Company's last three fiscal years.


                                                    Year ended February 29/28
                                               ---------------------------------
                                                 1997         1996        1995
                                               --------     --------    --------
Sales                                               100%         100%        100%
Cost of goods sold                                 38.3         35.5        36.6
Gross Margin                                       61.7         64.5        63.4
Research and development expenses                  11.1         10.0         9.6
Selling, general and administrative expenses       32.2         28.7        27.8
Purchased research and development                  --           --         13.8**
Litigation settlement                               1.7*         --          --
Operating income                                   16.7*        25.8        12.2**
Other income - net                                   .6           .5          .6
Income before taxes                                17.3*        26.3        12.8**
Income taxes                                        5.2          8.6         9.5
Net Income                                         12.1%*       17.7%        3.3%**

*Impacted by a non-recurring charge totaling approximately $1.8 million, ($1.3 million net of tax) resulting from litigation settlement. Without this charge, operating income and net income for fiscal 1997 would have been 18.4% and 13.4% of sales, respectively.

**Impacted by charges totaling approximately $10.5 million associated with a non-recurring charge resulting from a significant portion of the purchase price of VoicePlex Corporation having been attributed to in-process research and development. Without this charge, operating income and net income for fiscal 1995 would have been 26% and 17% of sales, respectively.

SALES

     Sales are derived primarily from the shipment of voice automation systems to both new and existing customers in two major market categories: Customer Premise Equipment (CPE) and Telecommunications (Telco). Due to customer demand, many of the Company's transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically resulted in sales fluctuations from quarter to quarter. In the past, the impact of these fluctuations has been mitigated to some extent by vertical markets and by the geographic location of the Company's existing and prospective customers. However, the Company has become more prone to quarterly sales fluctuations due to its sales to the worldwide Telco market which are generally large in dollar amount and unevenly distributed throughout the fiscal year.

     Worldwide sales in fiscal 1997, 1996 and 1995 increased from the immediately preceding year 8%, 27% and 25%, respectively. Worldwide CPE sales increased 15% and 41% in fiscal years 1997 and 1996 and declined 3% in fiscal 1995. Worldwide Telco sales declined 19% in fiscal 1997 and increased 5% and 170% in fiscal years 1996 and 1995. CPE sales constituted 69%, 65% and 55% of the Company's total sales in fiscal years 1997, 1996 and 1995, respectively, while Telco sales made up 19%, 26% and 31% of the Company's total sales during the same time periods. Sales of system maintenance contracts expanded to over 3,200 end users and comprised 12%, 9% and 11% of the Company's total sales in fiscal 1997, 1996 and 1995, respectively.

     Domestic CPE sales in fiscal 1997, 1996 and 1995 increased 11%, 36% and 2%, respectively due to the Company's continued investment in the addition of new distributors and in the hiring and training of new and existing sales, service and support personnel and is expanding its marketing and advertising programs. International CPE sales in fiscal 1997 and 1996 increased 30% and 62% for the same reasons as domestic CPE sales and declined 23% in fiscal 1995 due to a lower European demand for audiotex applications. International

CPE sales constituted 24%, 21% and 18% of the Company's total CPE sales in fiscal years 1997, 1996 and 1995, respectively.

     The Company believes the decline in Telco sales during fiscal 1997 was attributable to temporary delays by some telecommunications companies in implementing call automation solutions while they evaluate marketing and investment strategies in the light of new opportunities resulting from deregulation under the Telecommunications Act of 1996 and while they also evaluate the implications of the recent judicial stay of certain provisions of the Act and its regulations. Telco sales increased in fiscal 1996 and 1995 as a result of the hiring and training of new and existing sales, service and support personnel and of the expansion of marketing programs. International Telco sales constituted 39%, 21% and 12% of the Company's total Telco sales in fiscal years 1997, 1996 and 1995, respectively.

     Prices for the Company's products have remained stable, as measured by price per line shipped, during fiscal 1997, 1996 and 1995 although the features and functions per line shipped have become more robust. Accordingly, the Company's sales increases are largely the result of increased unit shipments. The Company's exposure to foreign currency fluctuations is minimal as less than 3% of total sales are denominated in foreign currencies.

COST OF GOODS SOLD

     During fiscal 1997, the Company experienced an increase in cost of goods sold to 38.3% of total sales from 35.5% and 36.6% in fiscal 1996 and 1995, respectively. This was the result of the Company's continued investment in applications engineering and customer service resources to pursue opportunities in all of its markets despite lower than anticipated sales. The Company believes, based on anticipated sales, that in fiscal 1998 its cost of goods sold, as a percentage of sales, will be slightly lower than fiscal 1997.

RESEARCH AND DEVELOPMENT

     Fiscal 1997, 1996 and 1995 research and development expenses were approximately $11.7 million, $9.8 million and $7.3 million, respectively. Fiscal 1997 expenses included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; and the development of VisualConnect (the ability to communicate with OneVoice Systems via the Internet), MediaConnect (the multi-media implementation of IVR), and InVision (the Company's next generation custom application development tool). Additionally, expenditures were made in fiscal 1997, 1996 and 1995 for the ongoing development of the Company's OneVoice Software Agent Platform including OneVoice Systems (the Company's IVR system), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), development of InVision, and continued development of InterForm (a custom applications generation, or script building, user tool) and digital VocalCard software and hardware functionality. Research and development expenses in these years also reflect the development of computer platform independent hardware and software, a voice mail system, speech recognition in both alpha and numeric format (including continuous speech), voice verification, a facsimile server, the OneVoice CallCenter, vertical industry application packages (including applications targeted for the telecommunications industry), enhancements to the products acquired in the VoicePlex transaction, and international homologations (the approvals required for connectivity to the telephone network in numerous international markets). The Company has not capitalized internal hardware or software development expenses. The Company expects that in fiscal 1998 it will maintain its strong commitment to research and development at a targeted percentage of anticipated sales similar to fiscal 1997. The Company believes that this level of commitment should enable it to stay in the forefront of technology development in its business segment, which is essential to improving the Company's position in the industry.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased to approximately $33.7 million in fiscal 1997 from approximately $27.8 million in fiscal 1996 and approximately $21.2 million in fiscal 1995 as the Company continued to hire and train new and existing sales, service and support personnel and expand its marketing and advertising programs worldwide. The Company expects that in fiscal 1998 it will invest in selling, general and administrative resources at a targeted percentage of anticipated sales slightly less than fiscal 1997.

OTHER INCOME

     Other income is primarily interest income on cash and short term investments. The increase in other income in fiscal 1997 versus fiscal 1996 and in fiscal 1996 versus fiscal 1995 reflected the Company's increased average cash balances resulting from the Company's positive net cash flow

INCOME FROM OPERATIONS

     In order to understand the Company's operating and net income over the last three fiscal years, it must be noted that the Company, during fiscal 1997, incurred a one time charge of approximately $1.8 million ($1.3 million net of tax) in connection with the settlement of certain litigation. Additionally, during fiscal 1995, the Company purchased VoicePlex Corporation for approximately $8.0 million in cash and approximately 255,000 shares of the Company's common stock. Substantially all the purchase price was allocated to in-process research and development which resulted in a one time $10.5 million charge to expense with no related tax benefit. Adjusting for these one time charges, the Company generated operating income of approximately $19.3 million, and net income of approximately $14.0 million in fiscal 1997 and operating income of approximately $19.8 million and net income of approximately $13.1 million in fiscal 1995.

     Adjusted operating income in fiscal 1997 decreased 23% versus fiscal 1996 operating income as the Company increased its investment in sales, marketing, application engineering, and research and development resources at a greater rate than the increase in the Company's sales in order to continue to pursue opportunities in the CPE and Telco markets. Operating income in fiscal 1996 increased 26% versus fiscal 1995 adjusted operating income as a result of a 27% increase in the Company's total sales, improved gross margins due to an increased software content in the Company's systems and productivity improvements from the Company's sales, marketing and administrative staffs.

     Adjusted net income in fiscal 1997 decreased 19% versus fiscal 1996 net income. Adjusted fiscal 1997 net income fell at a lesser rate than adjusted fiscal 1997 operating income due to a favorable tax rate versus fiscal 1996 resulting from the recognition of the cumulative losses of a foreign subsidiary. Net income in fiscal 1996 increased 32% versus fiscal 1995 adjusted net income. Fiscal 1996 net income grew at a slightly faster rate than operating income due to a favorable tax rate versus fiscal 1995 as a result of increased sales through the Company's foreign sales corporation

     Any anticipated increases in operating income and net income are expected to be at a rate generally commensurate with the percentage increase in anticipated sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $24.2 million in cash and cash equivalents at February 28, 1997, up from $23.6 million at February 29, 1996. This increase is attributable to the Company's internally generated cash flow. The Company believes that its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has or has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. As of May 19, 1997, the Company has repurchased 180,664 shares of its common stock pursuant to an authorization by its Board of Directors to repurchase up to 1,000,000 shares. The Company believes that market conditions made such shares of value to its shareholders.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                THREE MONTHS ENDED
                                                ------------------
FISCAL 1997                      31-May-96   31-Aug-96     30-Nov-96    28-Feb-97
                                 ---------   ----------    ---------    ---------
Sales                          $25,559,501  $27,300,022   24,335,974  $27,650,200
Income (loss) from Operations    5,797,049    6,158,964    1,655,513*   3,937,089
Net income (loss)                3,979,261    4,271,054    1,249,990*   3,260,176
Net income (loss) per Common
Share                                  .24          .26          .08*         .20

*Includes a one time charge of $1,800,000, ($1,287,000 net of taxes), or $0.08 per share, associated with the settlement of certain litigation. Without this charge, earnings for the quarter ended November 30, 1996 would have been $0.16 per share.


                                                       THREE MONTHS ENDED
                                                       ------------------
FISCAL 1996                         31-May-95      31-Aug-95      30-Nov-95      29-Feb-96
                                    ---------      ---------      ---------      ---------
Sales                            $ 22,016,697   $ 23,683,721   $ 25,145,270   $ 26,257,366
Income from
Operations                          5,989,157      6,321,086      6,612,046      6,132,453
Net Income                          3,990,260      4,237,924      4,411,047      4,620,127
Net Income per Common Share               .25            .26            .27            .28

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors Report of Ernst & Young LLP and the Consolidated Financial Statements of the Company as of February 28, 1997 and February 29, 1996, and for each of the three years in the period ended February 28, 1997 follow:

             REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS


The Stockholders and Board of Directors of
InterVoice, Inc.

We have audited the accompanying consolidated balance sheets of InterVoice, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterVoice, Inc. and subsidiaries at February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                        Ernst & Young LLP



Dallas, Texas
April 2, 1997,
except for
Note F, for
which the date
is April 9, 1997.

                               InterVoice, Inc.
                          Consolidated Balance Sheets



                                                               February 28,     February 29,
ASSETS                                                             1997             1996
----------------------------------------------------------   --------------    --------------
CURRENT ASSETS
     Cash and cash equivalents                               $   24,162,024    $   23,573,976
     Accounts and notes receivable, net of allowance
       for doubtful accounts of $250,950 in 1997 and
       $746,027 in 1996                                          33,506,747        24,704,425
     Inventory                                                   12,107,738        12,586,640
     Prepaid expenses and other assets                            3,833,248           804,428
     Deferred taxes                                               1,419,495         1,714,246
                                                             --------------    --------------
                                                                 75,029,252        63,383,715
PROPERTY AND EQUIPMENT
     Building                                                    16,140,989        15,865,605
     Computer equipment and software                             20,663,578        10,117,852
     Furniture, fixtures and other                                5,322,288         4,737,625
     Service equipment                                            1,975,825         2,025,558
                                                             --------------    --------------
                                                                 44,102,680        32,746,640
     Less allowance for depreciation                             13,676,956         9,540,886
                                                             --------------    --------------
                                                                 30,425,724        23,205,754
OTHER ASSETS
     Intangible assets, net of amortization
       of $1,802,708 in 1997 and
       $1,893,619 in 1996                                         3,723,533         2,788,205
     Other assets                                                      --             349,132
                                                             --------------    --------------
                                                             $  109,178,509    $   89,726,806
                                                             ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                   $   12,893,725    $   11,796,125
     Customer deposits                                            3,403,739         2,527,514
     Deferred income                                              4,995,231         4,075,099
     Income taxes payable                                              --           1,053,519
                                                             --------------    --------------
                                                                 21,292,695        19,452,257

DEFERRED TAXES                                                    1,695,294           713,074

CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 19,353,973  issued,
       16,353,973 outstanding in 1997
       and 18,984,206 issued, 15,984,206
       outstanding in 1996                                            9,667             9,460
     Additional paid-in capital                                  43,028,780        39,103,070
     Unearned compensation                                         (493,634)         (436,281)
     Treasury stock - at cost                                   (24,003,245)      (24,003,245)
     Retained earnings                                           67,648,952        54,888,471
                                                             --------------    --------------
                                                                 86,190,520        69,561,475
                                                             --------------    --------------
                                                             $  109,178,509    $   89,726,806
                                                             ==============    ==============


See notes to consolidated financial statements.

                                InterVoice, Inc.
                       Consolidated Statements of Income


                                                      Year Ended February 29/28
                                          -------------------------------------------------
                                              1997              1996               1995
                                          ------------      ------------       ------------
SALES                                     $104,845,697      $ 97,103,054       $ 76,265,228

COST OF GOODS SOLD                          40,131,308        34,468,112         27,882,870
                                          ------------      ------------       ------------
GROSS MARGIN                                64,714,389        62,634,942         48,382,358

  Research and development expenses         11,652,934         9,757,972          7,313,780
  Selling, general and
    administrative expenses                 33,712,840        27,822,228         21,222,547
  Purchased research and development              --                --           10,541,918
  Litigation settlement                      1,800,000              --                 --
                                          ------------      ------------       ------------
INCOME FROM OPERATIONS                      17,548,615        25,054,742          9,304,113

  Other income - net                           680,644           532,065            438,586
                                          ------------      ------------       ------------
INCOME BEFORE INCOME TAXES                  18,229,259        25,586,807          9,742,699

INCOME TAXES
  Current                                    4,191,807         8,371,856          7,328,307
  Deferred                                   1,276,971           (44,407)          (119,188)
                                          ------------      ------------       ------------
INCOME TAXES                                 5,468,778         8,327,449          7,209,119
                                          ------------      ------------       ------------
NET INCOME                                $ 12,760,481      $ 17,259,358       $  2,533,580
                                          ============      ============       ============

Net income per common and
  common equivalent share                 $        .77      $       1.05       $        .15
                                          ============      ============       ============

Weighted average number of common
  and common equivalent shares              16,618,937        16,397,924         16,755,289
                                          ============      ============       ============


See notes to consolidated financial statements.

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity


                                     Common Stock      Additional
                                ----------------------   Paid-in       Unearned       Treasury        Retained
                                  Shares      Amount     Capital     Compensation      Stock          Earnings        Total
                                --------------------------------------------------------------------------------------------
Balance at February 28, 1994    17,760,805    $8,857   $28,047,450        --              --      $35,095,533   $ 63,151,840
     Exercise of stock
       options                     365,690       183     1,606,960        --              --             --        1,607,143
     Acquisition of
       business                    255,008       127     2,980,279        --              --             --        2,980,406
     Purchase of
       treasury stock           (3,000,000)     --            --          --       (24,003,245)          --      (24,003,245)
     Tax benefit from
       exercise of
       stock options                  --        --         577,374        --              --             --          577,374
     Net Income                       --        --            --          --              --        2,533,580      2,533,580
                                --------------------------------------------------------------------------------------------
Balance at February 28, 1995    15,381,503     9,167    33,212,063        --       (24,003,245)    37,629,113     46,847,098
                                --------------------------------------------------------------------------------------------

     Exercise of stock
       options                     571,942       278     3,763,469        --              --             --        3,763,747
     Tax benefit from
       exercise of
       stock options                  --        --       1,545,825        --              --             --        1,545,825
     Issuance of
       restricted stock             30,761        15       581,713    (436,281)           --             --          145,447
     Net Income                       --        --            --          --              --       17,259,358     17,259,358
                                --------------------------------------------------------------------------------------------
Balance at February 29, 1996    15,984,206    $9,460   $39,103,070   ($436,281)   ($24,003,245)   $54,888,471   $ 69,561,475
     Exercise of stock
       options                     344,083       194     2,710,623        --              --             --        2,710,817
     Tax benefit from
       exercise of
       stock options                  --        --         562,340        --              --             --          562,340
     Issuance of
       restricted stock,
       net of forfeitures           25,684        13       652,747     (57,353)           --             --          595,407
     Net Income                       --        --            --          --              --       12,760,481     12,760,481
                                --------------------------------------------------------------------------------------------
Balance at February 28, 1997    16,353,973    $9,667   $43,028,780   ($493,634)   ($24,003,245)   $67,648,952   $ 86,190,520
                                ============================================================================================



See notes to consolidated financial statements.

                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows


                                                                         Year Ended February 29/28
                                                            --------------------------------------------------
                                                                1997              1996                1995
                                                            ------------       ------------       ------------
OPERATING ACTIVITIES
    Net Income                                              $ 12,760,481       $ 17,259,358       $  2,533,580
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
         Purchased research and
           development                                              --                 --           10,541,918
         Depreciation and amortization                         4,946,376          4,393,988          3,522,925
         Compensation expense
           related to restricted stock issuances                 595,407            145,447               --
         Benefit for deferred income taxes                     1,276,971            (44,407)          (119,188)
         Provision for doubtful accounts                         397,739            173,928            481,938
         Provision for slow moving inventories                 1,200,000            752,090            660,000
         Disposal of equipment                                    89,447             11,669             37,014
         Changes in operating assets and
           liabilities net of effects of acquisition:
           Increase in accounts receivable                    (9,200,060)        (7,279,317)        (3,396,102)
           Increase in inventories                            (3,520,298)        (3,657,122)        (3,499,289)
           (Increase) decrease in prepaid expenses              (488,673)          (288,339)           124,669
           Increase in accounts payable
              and accrued expenses                             1,097,596          2,258,010          2,273,304
           Increase (decrease) in customer deposits              876,225          1,395,750            (84,607)
           Increase in deferred income                           920,132            710,251          1,088,334
           Increase (decrease) in income taxes payable              --             (459,505)         1,027,768
                                                            ------------       ------------       ------------
                                                              10,768,651         15,371,801         15,192,264

INVESTING ACTIVITIES
    Acquisition of business, net of
      cash acquired                                                 --                 --           (9,130,574)
    Purchases of property and equipment                      (11,483,435)        (6,525,578)        (9,197,365)
    Increase in other assets                                  (1,407,985)        (1,020,279)          (819,401)
    (Increase) decrease in notes receivable                         --              161,508           (151,462)
                                                            ------------       ------------       ------------
                                                             (12,891,420)        (7,384,349)       (19,298,802)

FINANCING ACTIVITIES
    Purchase of treasury stock                                      --                 --          (24,003,245)
    Exercise of stock options                                  2,710,817          5,309,572          2,184,517
                                                            ------------       ------------       ------------
                                                               2,710,817          5,309,572        (21,818,728)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 588,048         13,297,024        (25,925,266)

Cash and cash equivalents, beginning of year                  23,573,976         10,276,952         36,202,218
                                                            ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 24,162,024       $ 23,573,976       $ 10,276,952
                                                            ============       ============       ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

The Company develops, sells and services call automation systems with an emphasis on interactive voice response allowing individuals to interact with computer data bases using their telephones, personal computers, credit card terminals or voice. The Company's systems are sold under the trade names "OneVoice" and "InterDial" and are used by a variety of enterprises to disseminate and receive information efficiently, allowing multiple callers simultaneous access to computer data bases without the expense of maintaining a manned workstation for each telephone line, or by automatically dialing phone numbers and only transferring a call to an operator if the call is answered and the called party remains on the phone. The Company's products include software designed to simplify system customization while permitting a number of diverse product applications. The Company sells its products directly to end-users and through more than 130 domestic and international distributors.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORIES: Inventories, primarily system components, are valued at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Amounts presented are net of inventory valuation allowances totaling $166,000 and $1,350,000 at February 28, 1997 and February 29, 1996,
respectively.

PROPERTY AND EQUIPMENT: Property and Equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over each asset's estimated useful life. Depreciation expense totaled $4,124,289, $2,834,613 and $2,305,263 in fiscal 1997, 1996 and 1995, respectively.

INTANGIBLE ASSETS: Intangible assets, which include patent licenses, purchased software and license fees for technologies such as text to speech and speech recognition, are being amortized by the straight-line method based on the Company's assessment of each asset's useful life. Useful lives range from five to twelve years. Amortization expense for these items totaled $822,087, $647,261 and $912,996 in fiscal 1997, 1996 and 1995, respectively.

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

DEFERRED INCOME TAXES: Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

NET INCOME PER SHARE: Net income per share is based on the average common and common equivalent shares outstanding during each fiscal year. Common equivalent shares assume the exercise of all dilutive stock options, including restricted stock, using the treasury stock method. Primary and fully diluted earnings per share are not materially different for the years presented.

STOCK-BASED COMPENSATION: The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in the primary financial statements and to provide supplementary disclosures required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). See Note F.

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to current year presentation.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                   1997                  1996
                                                   ----                  ----
Accounts payable                               $10,094,466           $ 7,923,169
Accrued compensation                             1,572,875             2,356,379
Other                                            1,226,384             1,516,577
                                               -----------           -----------
                                               $12,893,725           $11,796,125
                                               ===========           ===========


NOTE D - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        1997             1996
                                                        ----             ----
Deferred tax assets:
Allowance for slow moving inventories              $    62,956        $  511,988
Deferred revenue                                       738,667           942,181
Accrued expenses                                       146,022           267,615
Allowance for doubtful accounts                         69,782           102,777
Book over tax depreciation/amortization                453,706              --
Other                                                  311,093            44,795
                                                   -----------        ----------
   Total deferred tax assets                         1,782,226         1,869,356
                                                   -----------        ----------
Deferred tax liabilities:
Capitalized Software                                 1,814,368           639,835
Tax over book depreciation                                --             110,884
Prepaid assets                                         240,826           107,049
Other                                                    2,831            10,416
                                                   -----------        ----------
   Total deferred tax liabilities                    2,058,025           868,184
                                                   -----------        ----------

   Net deferred tax assets (liabilities)           $  (275,799)       $1,001,172
                                                   ===========        ==========

Domestic and foreign income before taxes, and details of the income tax provision are as follows:

                                         1997               1996               1995
                                         ----               ----               ----
Income (loss) before taxes:
Domestic                             $ 18,610,597       $ 26,671,904       $ 10,969,945
Foreign                                  (381,338)        (1,085,097)        (1,227,246)
                                     ------------       ------------       ------------
                                     $ 18,229,259       $ 25,586,807       $  9,742,699
                                     ============       ============       ============

Income tax provision (benefit):
Current:
     Federal                         $  4,137,807       $  8,050,856       $  6,349,864
     Foreign                                 --                 --              146,147
     State                                 54,000            321,000            832,296
                                     ------------       ------------       ------------
       Total current                    4,191,807          8,371,856          7,328,307
Deferred:
     Federal                            1,156,811            (40,982)          (109,996)
     State                                120,160             (3,425)            (9,192)
                                     ------------       ------------       ------------
       Total deferred                   1,276,971            (44,407)          (119,188)
                                     ------------       ------------       ------------
Total                                $  5,468,778       $  8,327,449       $  7,209,119
                                     ============       ============       ============


A reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows:

                                                         1997                         1996                        1995
                                                         ----                         ----                        ----
                                                   $             %              $             %             $             %
                                                   -             -              -             -             -             -
Federal income taxes at statutory rates        6,380,240         35         8,955,382         35        3,409,945         35
Tax exempt interest                             (175,588)      (1.0)               --         --         (151,139)      (1.6)
Purchased research & development                      --         --                --         --        3,689,671       37.9
State taxes, net of federal benefit              113,204         .6           259,000        1.0          540,992        5.6
Foreign loss not benefited                      (659,833)      (3.6)          380,576        1.5          383,777        3.9
Foreign sales corp. benefit                     (544,036)      (3.0)         (521,208)      (2.0)        (284,327)      (2.9)
Other                                            354,791        1.9          (746,301)      (2.9)        (379,800)      (3.9)
                                             -----------       ----       -----------       ----      -----------       ----
                                             $ 5,468,778       30.0       $ 8,327,449       32.5      $ 7,209,119       74.0
                                             ===========       ====       ===========       ====      ===========       ====


Income taxes, net of refunds, of $6,587,097, $7,240,945 and $5,818,651 were paid in fiscal 1997, 1996 and 1995, respectively.

NOTE E - CONTINGENCIES

         Lucent Technologies ("Lucent") has suggested in correspondence to the Company that it should consider licensing certain Lucent patents for a substantial payment. The Company has an opinion from its outside legal counsel that the Company does not infringe the Lucent patents by reason of non-infringement and/or invalidity. The Company has suggested to Lucent that Lucent should consider licensing certain patents of the Company, and that a mutual cross-license might be in the best interests of both parties. The parties are currently attempting to negotiate a mutually satisfactory cross-license agreement which would resolve the matter. There is no assurance that the Company will be able to negotiate a cross-license agreement based on mutually satisfactory terms. Lucent has not threatened litigation against the Company. In the event that litigation is instituted against the Company concerning the Lucent patents, the Company intends to vigorously contest the claims and to assert defenses of non-infringement and/or invalidity of the patents, together with any other meritorious defenses and counterclaims, including any counterclaim for infringement of its patents, the Company might have. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation asserted against the Company in connection with the Lucent patents.

NOTE F - STOCKHOLDERS' EQUITY

Stock option plans are in effect under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as incentive stock options to key employees. Option prices per share are the fair market value per share of stock, based on the closing per share price on the date of grant. Generally, the options become exercisable at the rate of 33% per year and are exercisable for six years from the date of grant.

                                                                        Weighted Average
                                                                    Exercise Price Per Share
                                                                    ------------------------
Balance at February 28, 1994       1,537,094
     Granted                         676,050        $7.63 to $14.50
     Exercised                      (325,640)       $1.06 to $12.63
     Forfeited                       (64,841)       $4.13 to $18.75

Balance at February 28, 1995       1,822,663
     Granted                         510,750       $14.75 to $22.00
     Exercised                      (514.177)       $2.06 to $18.75
     Forfeited                      (164,912)       $4.31 to $21.38

Balance at February 29, 1996       1,654,324                               $13.52
     Granted                         603,300       $11.88 to $27.25        $21.57
     Exercised                      (285,736)       $2.06 to $19.25        $ 7.36
     Forfeited                      (185,788)       $7.63 to $26.25        $18.21

Balance at February 28, 1997       1,786,100                               $16.74


At February 28, 1997, a total of 792,328 employee options were exercisable at an average price of $13.02.

On April 9, 1997, the Board of Directors approved a plan to offer to the holders of certain outstanding stock options, excluding the five most highly compensated executive officers, the opportunity to cancel their existing options and receive new options for the same number of shares but with an exercise price per share at the then current fair market value and with new vesting requirements. As a result, approximately 620,000 options with exercise prices ranging from $11.88 to $27.25 per share were exchanged for new options with an exercise price of $10.00 per share.

A stock option plan is in effect under which shares of common stock may be issued by the Board of Directors as nonqualified stock options to non-employees. Options are issued to non-employee directors in accordance with a formula prescribed by the plan. Option prices per share are the fair market value per share, based on the closing per share price on the date of grant. Each option becomes exercisable within the period specified in the optionee's agreement and are exercisable for 10 years from the date of grant.


                                                                                          Weighted Average
1990 Non-Employee Option Plan                    Shares           Option Price        Exercise Price Per Share
-----------------------------                    ------           ------------        ------------------------
Balance at February 28, 1994                     24,600
     Granted                                     26,000              $8.50
     Exercised                                   (6,600)         $3.00 to $6.13
     Forfeited                                   (4,000)             $15.13
                                                 ------
Balance at February 28, 1995                     40,000
     Granted                                     12,000              $22.13
     Exercised                                   (2,000)              $3.09
                                                -------
Balance at February 29, 1996                     50,000                                        $12.82
      Granted                                    26,000              $13.94                    $13.94
      Exercised                                 (22,000)              $8.50                    $ 8.50
      Forfeited                                  (4,000)             $22.13                    $22.13
                                                -------
Balance at February 28, 1997                     50,000              $22.13                    $15.10
                                                =======

At February 28, 1997, a total of 24,000 non-employee options were exercisable at an average price of $14.85.

For all option plans at February 28, 1997, options for 632,133 shares of common stock were available for future grant.

The Company has adopted an Employee Stock Purchase Plan under which an aggregate of 200,000 shares of common stock may be issued. Options are issued to eligible employees in accordance with a formula prescribed by the plan and are exercised automatically at the end of a one year payroll deduction period. Option prices are determined as 85% of the lower of the closing price per share of the Company's common stock on the option grant date or the option exercise date. At February 28, 1997, options for 70,637 shares of common stock were outstanding under the plan.

                                                                Weighted Average
Employee Stock Purchase Plan                       Shares    Exercise Price Per Share
----------------------------                       ------    ------------------------
Balance at February 28, 1994                       58,916
    Granted                                        68,763
    Exercised                                     (33,436)
    Forfeited                                     (25,480)
                                                  -------
Balance at February 28, 1995                       68,763
    Granted                                        48,061
    Exercised                                     (55,765)
    Forfeited                                     (12,998)
                                                  -------
Balance at February 29, 1996                       48,061           $  17.33
    Granted                                        70,637           $  14.39
    Exercised                                     (36,347)          $  11.43
    Forfeited                                     (11,714)          $  20.26
                                                  -------
Balance at February 29, 1996                       70,637           $  12.23
                                                  =======
Grant price per option outstanding           $10.84 to $18.06

During fiscal 1996, the Company adopted a Restricted Stock Plan under which an aggregate of 500,000 shares may be issued. Approximately 154,000 shares have been allocated to five senior executives to be earned based on the achievement of certain targeted share prices and the continued service of each executive for a two year period after each target is met. The remaining shares are available for annual grants to other key executives as a component of their annual bonuses based on the achievement of targeted annual earnings per share objectives and the completion of an additional two years of service after the grant. Activity related to restricted stock during fiscal 1997 and 1996 is as follows:


                                       Senior Executive        Key Executive
                                             Plan                   Plan
                                       ----------------        -------------
Balance at February 28, 1995                    --                    --
    Granted                                 30,761                    --
                                            ------                ------
Balance at February 28, 1996                30,761                    --
    Granted                                 30,761                 4,787
    Forfeited                               (9,228)                 (636)
                                            ------                ------
Balance at February 28, 1997                52,294                 4,151
                                            ======                ======


The weighted average share price on the date of grant in fiscal 1997 was $21.27 for the Senior Executive Plan and $29.44 for the Key Executive Plan. Shares forfeited in fiscal 1997 had been granted at a weighted average share price of $21.80. At February 28, 1997, approximately 440,000 shares are reserved for future restricted stock grants.

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

Because the Company has elected to continue to apply the provisions of APB 25 for expense recognition purposes in the primary financial statements, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123") requires disclosure of pro forma information which provides the effects on Net income and Income per share as if the Company had accounted for its employee stock awards under fair value methods prescribed by FAS 123. The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rates of 6.39% and 6.02%; stock price volatility factors of .66 and .74; and expected option lives of 4.06 years and 3.2 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 1997 was 11.82.

Pro Forma Required Disclosures:

                            1997                 1996
                          ---------           ---------
Net income .....      $   10,795,850      $   16,242,620
Income per share      $          .67      $         1.00

As required by FAS 123, only awards granted in fiscal 1996 and 1997 have been included in determining the amount of additional compensation expense for those years. As such, the effects of applying FAS 123 on fiscal 1997 and 1996 results are not necessarily representative of the additional compensation expense which will be included in future years' pro forma disclosures as more than two years of awards will be considered.

The following table provides information related to all option plans at February 28, 1997, excluding the impact of the exchange of options on April 9, 1997, as previously described.


Options Outstanding                                           Weighted Average
-------------------                      Weighted Average  Remaining Contractual
Exercise Prices            Shares         Exercise Price       Life In Years
-------------------        ------        ----------------  ---------------------
$ 2.06 - $10.84            363,474           $  7.38                2.36
$11.63 - $15.13            536,078           $ 12.85                4.41
$17.38 - $27.25          1,007,185           $ 21.79                6.47
                         ---------
                         1,906,737
                         =========

Options Exercisable
-------------------
$ 2.06 - $10.84            236,652           $  6.17                2.26
$11.63 - $15.13            330,360           $ 12.69                2.70
$17.38 - $27.25            249,316           $ 20.20                3.61
                         ---------
                           816,328
                         =========

Pursuant to an authorization by the Company's Board of Directors during fiscal 1995, in July, 1994, the Company repurchased 3,000,000 shares of its common stock at an average price of $8.00 per share.

NOTE G - GEOGRAPHIC OPERATIONS AND MAJOR CUSTOMERS

The Company's operations involve a single industry segment: the development, sale and service of call automation systems.

Export sales, summarized by geographic area, are as follows:

(In Thousands)                1997         1996         1995
--------------                ----         ----         ----
The Americas (Excluding
     the United States)      $11,622      $11,126      $ 6,606
Pacific Rim                    4,769        3,507        2,461
Europe, The Middle East
     and Africa                8,372        3,620        1,978
                             -------      -------      -------
       TOTAL                 $24,763      $18,253      $11,045
                             =======      =======      =======

One customer, Siemens AG, an InterVoice distributor, accounted for 10.2% of the Company's sales during fiscal 1997. During fiscal 1996 and 1995, MCI Telecommunications accounted for 11.2% and 11.7% of the Company's total sales, respectively.

NOTE H - CONCENTRATIONS OF CREDIT RISK

The Company sells systems directly to end-users and distributors primarily in the banking and financial, telecommunications, human resource, heathcare and call center vertical markets. Credit is extended based on an evaluation of a customer's financial condition and a deposit is generally required. The Company has made a provision for credit losses in these financial statements, which have been less than 1% of sales in the periods reported.

NOTE I - EMPLOYEE BENEFIT PLAN

The Company sponsors an employee savings plan which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed three months of service are eligible to participate in the plan. The Company matches 50% of employee contributions up to 6% of the employee's eligible compensation. Company contributions totaled $759,000, $524,000 and $405,000 in fiscal 1997, 1996 and 1995, respectively.

NOTE J - ACQUISITION

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

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                INTERVOICE, INC.


                COLUMN A                       COLUMN B                 COLUMN C                COLUMN D            COLUMN E
               ----------                     -----------     -----------------------------   ------------         ----------
                                                                        Additions
                                                              -----------------------------
                                                                 (1)              (2)
                                               Balance at     Charged to       Charged to                          Balance at
                                               Beginning       Cost and      Other Accounts   Deductions -           End of
               Description                     of Period       Expenses        - Describe        Describe            Period
               -----------                     ----------     -----------    --------------   ------------         ----------
Year ended February 28,1997
  Deducted from asset accounts:
    Allowance for doubtful accounts            $  746,027     $   397,740                      $  (892,817)(A)     $  250,950
    Allowance for slow moving inventories       1,350,000       1,200,000                       (2,384,000)(C)        166,000
                                               ----------     -----------                      -----------         ----------
Total                                          $2,096,027     $ 1,597,740                      $(3,276,817)        $  416,950
                                               ==========     ===========                      ===========         ==========

Year ended February 29,1996
  Deducted from asset accounts:
    Allowance for doubtful accounts            $  585,439     $   173,930                      $   (13,342)(A)     $  746,027
    Allowance  for slow moving inventories      1,110,267         752,090                         (512,357)(B)      1,350,000
                                               ----------     -----------                      -----------         ----------
Total                                          $1,695,706     $   926,020                      $  (525,699)        $2,096,027
                                               ==========     ===========                      ===========         ==========

Year ended February 28,1995
  Deducted from asset accounts:
    Allowance for doubtful accounts            $  192,000     $   481,938                      $   (88,499)(A)     $  585,439
    Allowance  for slow moving inventories        677,256         660,000                         (226,989)(B)      1,110,267
                                               ----------     -----------                      -----------         ----------
Total                                          $  869,256     $ 1,141,938                      $  (315,488)        $1,695,706
                                               ==========     ===========                      ===========         ==========

--------------------------------
(A) Accounts written off. Includes approximately $520,000 associated with shut down of foreign subsidiary in fiscal 1997.
(B) Scrapped material.
(C) Includes approximately $1,700,000 reclassified to accumulated depreciation associated with reclassification of inventory into fixed assets. Also includes approximately $700,000 of scrapped material.

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

                                                                           Page
                                                                           ----
  (1)  Financial Statements:
       Report of Independent Auditors ...................................   17
       Consolidated Balance Sheets at February 28, 1997
            and February 29, 1996........................................   18
       Consolidated Statements of Income for the three years
            ended February 28, 1997 .....................................   19
       Consolidated Statements of Changes in Stockholders' Equity
            for the three years ended February 28, 1997 .................   20
       Consolidated Statements of Cash Flows for the three
            years ended February 28, 1997 ...............................   21
       Notes to Financial Statements ....................................   22

  (2) Financial Statement Schedule:
       II  Valuation and Qualifying Accounts ............................   29

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3) Exhibits:

   The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

  (b) No reports on Form 8-K were filed by the Company during the quarter ended February 28, 1997.

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


Dated:  May 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




           Signature                        Title                    Date
           ---------                        -----                    ----



   /s/ DANIEL D. HAMMOND       Chairman of the Board of          May 28, 1997
   --------------------------    Directors and Chief
       Daniel D. Hammond         Executive Officer




   /s/ MICHAEL W. BARKER       President and Chief               May 28, 1997
   --------------------------    Operating  Officer
   Michael W. Barker



   /s/ ROB-ROY J.GRAHAM        Chief Financial Officer,          May 28, 1997
   --------------------------    Chief Accounting Officer
   Rob-Roy J. Graham             and Controller
                                 (Principal Accounting Officer)



   /s/ JOSEPH J. PIETROPAOLO   Director                          May 28, 1997
   --------------------------
   Joseph J. Pietropaolo



   /s/ GEORGE C. PLATT         Director                          May 28, 1997
   --------------------------
   George C. Platt



   /s/ GRANT A. DOVE           Director                          May 28, 1997
   --------------------------
   Grant A. Dove

                               INDEX TO EXHIBITS


Exhibit                                                                                     Sequentially
   No.                                 Description                                          Numbered Page
-------                                -----------                                          -------------
 3.1  -- Articles of Incorporation, as amended, of Registrant (3)

 3.2  -- Second Restated Bylaws of Registrant, as amended (2)

 4.1  -- Registration Rights Agreement dated August 31, 1994, among the Company,
         Sohail Sattar and Steven E. Polsky and other shareholders of VoicePlex
         Corporation. (8)

10.1  -- Registrant's 1984 Incentive Stock Option Plan, as amended (1)

10.2  -- Second Amended and Restated Employment Agreement dated as of June 21,
         1996, effective as of March 1, 1996 by and between the Company and Danil
         D. Hammond (10)

10.3 -- First Amendment to Amended and Extended Employment Agreement dated as of June 25, 1996 and effective as of March 1, 1996 by and between the Company and Daniel D. Hammond (10)

10.4 -- Amended and Restated Rights Agreement dated as of December 12, 1994 between the Registrant and KeyCorp Shareholders Services, Inc. (formerl
         Society National Bank), as Rights Agent (5)

10.5  -- The InterVoice, Inc. 1990 Incentive Stock Option Plan, as amended (10)

10.6  -- The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for
         Non-Employees, as amended (4)

10.7  -- Amendment to the 1984 Incentive Stock Option Plan (2)

10.8  -- InterVoice, Inc. Employee Stock Purchase Plan (7)

10.9 -- Amended and Restated Employment Agreement dated as of June 21, 1996, effective as of March 1, 1996 by and between the Company and Michel
         W. Barker (10)

10.10 -- First Amendment to Amended and Extended Employment Agreement dated as of June 25, 1996 and effective as of March 1, 1996 by and between the Company and Michael W. Barker (10)

10.11 -- InterVoice, Inc. Employee Savings Plan (6)

10.12 -- Merger Agreement dated August 31, 1994 among the Company, InterVoice
         Acquisition Corp., VoicePlex Corporation and certain shareholders of VoicePlex Corporation. (8)

10.13 -- InterVoice, Inc. Restricted Stock Plan (9)

10.14 -- Separation Agreement dated as of December 5, 1996 between the Company and Richard Herrmann (10)

11.  -- Computation of Per Share Earnings (10)

23.  -- Consent of Independent Auditors (10)

27.  -- Financial Data Schedule (10)




-------------

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

  (3) Incorporated by reference to exhibits to the Company's 1995 Annual Report on form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

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

  (7) Incorporated by reference to exhibits to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 1, 1993, Registration Number 33-72494.

  (8) Incorporated by reference to exhibits to the Company's current report on Form 8-K dated September 13, 1994, and the Amendment thereto or Form 8K/A dated October 27, 1994.

  (9) Incorporated by reference to exhibits to the Company's 1996 Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the SEC on May 29, 1996.

  (10) Filed herewith.


                        Exhibits furnished upon request