Form 10-K/A
period 1997-02-28
INTERVOICE INC
filed 1997-06-12
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 12, 1997

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-K/A

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (972) 454-8000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

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

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity


                                     Common Stock      Additional
                                ----------------------   Paid-in       Unearned       Treasury        Retained
                                  Shares      Amount     Capital     Compensation      Stock          Earnings        Total
                                --------------------------------------------------------------------------------------------
Balance at February 28, 1994    17,760,805    $8,857   $28,047,450   $    --       $      --      $35,095,533   $ 63,151,840
     Exercise of stock
       options                     365,690       183     1,606,960        --              --             --        1,607,143
     Acquisition of
       business                    255,008       127     2,980,279        --              --             --        2,980,406
     Purchase of
       treasury stock           (3,000,000)     --            --          --       (24,003,245)          --      (24,003,245)
     Tax benefit from
       exercise of
       stock options                  --        --         577,374        --              --             --          577,374
     Net Income                       --        --            --          --              --        2,533,580      2,533,580
                                --------------------------------------------------------------------------------------------
Balance at February 28, 1995    15,381,503     9,167    33,212,063        --       (24,003,245)    37,629,113     46,847,098
                                --------------------------------------------------------------------------------------------

     Exercise of stock
       options                     571,942       278     3,763,469        --              --             --        3,763,747
     Tax benefit from
       exercise of
       stock options                  --        --       1,545,825        --              --             --        1,545,825
     Issuance of
       restricted stock             30,761        15       581,713    (436,281)           --             --          145,447
     Net Income                       --        --            --          --              --       17,259,358     17,259,358
                                --------------------------------------------------------------------------------------------
Balance at February 29, 1996    15,984,206    $9,460   $39,103,070   ($436,281)   ($24,003,245)   $54,888,471   $ 69,561,475
     Exercise of stock
       options                     344,083       194     2,710,623        --              --             --        2,710,817
     Tax benefit from
       exercise of
       stock options                  --        --         562,340        --              --             --          562,340
     Issuance of
       restricted stock,
       net of forfeitures           25,684        13       652,747     (57,353)           --             --          595,407
     Net Income                       --        --            --          --              --       12,760,481     12,760,481
                                --------------------------------------------------------------------------------------------
Balance at February 28, 1997    16,353,973    $9,667   $43,028,780   ($493,634)   ($24,003,245)   $67,648,952   $ 86,190,520
                                ============================================================================================



See notes to consolidated financial statements.

                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows


                                                                         Year Ended February 29/28
                                                            --------------------------------------------------
                                                                1997              1996                1995
                                                            ------------       ------------       ------------
OPERATING ACTIVITIES
    Net Income                                              $ 12,760,481       $ 17,259,358       $  2,533,580
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
         Purchased research and
           development                                              --                 --           10,541,918
         Depreciation and amortization                         4,946,376          4,393,988          3,522,925
         Compensation expense
           related to restricted stock issuances                 595,407            145,447               --
         Deferred income taxes (benefit)                       1,276,971            (44,407)          (119,188)
         Provision for doubtful accounts                         397,739            173,928            481,938
         Provision for slow moving inventories                 1,200,000            752,090            660,000
         Disposal of equipment                                    89,447             11,669             37,014
         Changes in operating assets and
           liabilities net of effects of acquisition:
           Increase in accounts receivable                    (9,200,060)        (7,279,317)        (3,396,102)
           Increase in inventories                              (671,365)        (3,657,122)        (3,499,289)
           (Increase) decrease in prepaid expenses            (3,520,298)          (288,339)           124,669
           Increase in accounts payable
              and accrued expenses                             1,097,596          2,258,010          2,273,304
           Increase (decrease) in customer deposits              876,225          1,395,750            (84,607)
           Increase in deferred income                           920,132            710,251          1,088,334
           Increase (decrease) in income taxes payable              --             (459,505)         1,027,768
                                                            ------------       ------------       ------------
                                                              10,768,651         15,371,801         15,192,264

INVESTING ACTIVITIES
    Acquisition of business, net of
      cash acquired                                                 --                 --           (9,130,574)
    Purchases of property and equipment                      (11,483,435)        (6,525,578)        (9,197,365)
    Increase in other assets                                  (1,407,985)        (1,020,279)          (819,401)
    (Increase) decrease in notes receivable                         --              161,508           (151,462)
                                                            ------------       ------------       ------------
                                                             (12,891,420)        (7,384,349)       (19,298,802)

FINANCING ACTIVITIES
    Purchase of treasury stock                                      --                 --          (24,003,245)
    Exercise of stock options                                  2,710,817          5,309,572          2,184,517
                                                            ------------       ------------       ------------
                                                               2,710,817          5,309,572        (21,818,728)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 588,048         13,297,024        (25,925,266)

Cash and cash equivalents, beginning of year                  23,573,976         10,276,952         36,202,218
                                                            ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 24,162,024       $ 23,573,976       $ 10,276,952
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

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to current year presentation.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                   1997                  1996
                                                   ----                  ----
Accounts payable                               $10,094,466           $ 7,923,169
Accrued compensation                             1,572,875             2,356,379
Other                                            1,226,384             1,516,577
                                               -----------           -----------
                                               $12,893,725           $11,796,125
                                               ===========           ===========


NOTE D - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        1997             1996
                                                        ----             ----
Deferred tax assets:
Allowance for slow moving inventories              $    62,956        $  511,988
Deferred revenue                                       738,667           942,181
Accrued expenses                                       146,022           267,615
Allowance for doubtful accounts                         69,782           102,777
Book over tax depreciation/amortization                453,706              --
Other                                                  311,093            44,795
                                                   -----------        ----------
   Total deferred tax assets                         1,782,226         1,869,356
                                                   -----------        ----------
Deferred tax liabilities:
Capitalized Software                                 1,814,368           639,835
Tax over book depreciation                                --             110,884
Prepaid assets                                         240,826           107,049
Other                                                    2,831            10,416
                                                   -----------        ----------
   Total deferred tax liabilities                    2,058,025           868,184
                                                   -----------        ----------

   Net deferred tax assets (liabilities)           $  (275,799)       $1,001,172
                                                   ===========        ==========

Domestic and foreign income before taxes, and details of the income tax provision are as follows:

                                         1997               1996               1995
                                         ----               ----               ----
Income (loss) before taxes:
Domestic                             $ 18,610,597       $ 26,671,904       $ 10,969,945
Foreign                                  (381,338)        (1,085,097)        (1,227,246)
                                     ------------       ------------       ------------
                                     $ 18,229,259       $ 25,586,807       $  9,742,699
                                     ============       ============       ============

Income tax provision (benefit):
Current:
     Federal                         $  4,137,807       $  8,050,856       $  6,349,864
     Foreign                                 --                 --              146,147
     State                                 54,000            321,000            832,296
                                     ------------       ------------       ------------
       Total current                    4,191,807          8,371,856          7,328,307
Deferred:
     Federal                            1,156,811            (40,982)          (109,996)
     State                                120,160             (3,425)            (9,192)
                                     ------------       ------------       ------------
       Total deferred                   1,276,971            (44,407)          (119,188)
                                     ------------       ------------       ------------
Total                                $  5,468,778       $  8,327,449       $  7,209,119
                                     ============       ============       ============


A reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows:

                                                         1997                         1996                        1995
                                                         ----                         ----                        ----
                                                   $             %              $             %             $             %
                                                   -             -              -             -             -             -
Federal income taxes at statutory rates        6,380,240         35         8,955,382         35        3,409,945         35
Tax exempt interest                             (175,588)      (1.0)               --         --         (151,139)      (1.6)
Purchased research & development                      --         --                --         --        3,689,671       37.9
State taxes, net of federal benefit              113,204         .6           259,000        1.0          540,992        5.6
Effect of foreign losses                        (659,833)      (3.6)          380,576        1.5          383,777        3.9
Foreign sales corp. benefit                     (544,036)      (3.0)         (521,208)      (2.0)        (284,327)      (2.9)
Other                                            354,791        1.9          (746,301)      (2.9)        (379,800)      (3.9)
                                             -----------       ----       -----------       ----      -----------       ----
                                             $ 5,468,778       30.0       $ 8,327,449       32.5      $ 7,209,119       74.0
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

                                                                Weighted Average
Employee Stock Purchase Plan                       Shares    Exercise Price Per Share
----------------------------                       ------    ------------------------
Balance at February 28, 1994                       58,916
    Granted                                        68,763
    Exercised                                     (33,436)
    Forfeited                                     (25,480)
                                                  -------
Balance at February 28, 1995                       68,763
    Granted                                        48,061
    Exercised                                     (55,765)
    Forfeited                                     (12,998)
                                                  -------
Balance at February 29, 1996                       48,061           $  17.33
    Granted                                        70,637           $  14.39
    Exercised                                     (36,347)          $  11.43
    Forfeited                                     (11,714)          $  20.26
                                                  -------
Balance at February 28, 1997                       70,637           $  12.23
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


                                       Senior Executive        Key Executive
                                             Plan                   Plan
                                       ----------------        -------------
Balance at February 28, 1995                    --                    --
    Granted                                 30,761                    --
                                            ------                ------
Balance at February 29, 1996                30,761                    --
    Granted                                 30,761                 4,787
    Forfeited                               (9,228)                 (636)
                                            ------                ------
Balance at February 28, 1997                52,294                 4,151
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

Because the Company has elected to continue to apply the provisions of APB 25 for expense recognition purposes in the primary financial statements, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123") requires disclosure of pro forma information which provides the effects on Net income and Income per share as if the Company had accounted for its employee stock awards under fair value methods prescribed by FAS 123. The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rates of 6.39% and 6.02%; stock price volatility factors of .66 and .74; and expected option lives of 4.06 years and 3.2 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 1997 was $11.82.

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


Dated:  June 11, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




           Signature                        Title                    Date
           ---------                        -----                    ----



   /s/ DANIEL D. HAMMOND       Chairman of the Board of          June 11, 1997
   --------------------------    Directors and Chief
       Daniel D. Hammond         Executive Officer




   /s/ MICHAEL W. BARKER       President and Chief               June 11, 1997
   --------------------------    Operating  Officer
   Michael W. Barker



   /s/ ROB-ROY J.GRAHAM        Chief Financial Officer,          June 11, 1997
   --------------------------    Chief Accounting Officer
   Rob-Roy J. Graham             and Controller
                                 (Principal Accounting Officer)



   /s/ JOSEPH J. PIETROPAOLO   Director                          June 11, 1997
   --------------------------
   Joseph J. Pietropaolo



   /s/ GEORGE C. PLATT         Director                          June 11, 1997
   --------------------------
   George C. Platt



   /s/ GRANT A. DOVE           Director                          June 11, 1997
   --------------------------
   Grant A. Dove

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

23.  -- Consent of Independent Auditors (11)

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

  (10) Previously filed.


  (11) Filed herewith.
                        Exhibits furnished upon request