Form 10-Q
period 1997-05-31
INTERVOICE INC
filed 1997-07-15
CIK 764244

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  MAY 31, 1997

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

                              Yes  [x]       No [ ]

         The Registrant had 16,185,059 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.



===============================================================================

                                InterVoice, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                           May 31,          February 28,
ASSETS                                                      1997                1997
--------------------------------------------------      -------------      -------------
CURRENT ASSETS
    Cash and cash equivalents                           $  21,273,107      $  24,162,024
    Accounts and notes receivable, net of allowance
      for doubtful accounts of $340,696 in 1998 and
      $250,950 in 1997                                     33,068,261         33,506,747
    Inventory                                              13,453,776         12,107,738
    Prepaid expenses and other assets                         997,067          3,833,248
    Deferred taxes                                          1,419,495          1,419,495
                                                        -------------      -------------
                                                           70,211,706         75,029,252
PROPERTY AND EQUIPMENT
    Building                                               16,085,636         16,140,989
    Computer equipment and software                        20,792,976         20,663,578
    Furniture, fixtures and other                           3,372,159          5,322,288
    Service equipment                                       2,082,369          1,975,825
                                                        -------------      -------------
                                                           42,333,140         44,102,680
    Less allowance for depreciation                        10,774,287         13,676,956
                                                        -------------      -------------
                                                           31,558,853         30,425,724
OTHER ASSETS
    Intangible assets, net of amortization
      of $2,029,533 in 1998 and
      $1,802,708 in 1997                                    4,654,107          3,723,533
                                                        -------------      -------------
                                                        $ 106,424,666      $ 109,178,509
                                                        =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses               $  12,602,042      $  12,893,725
    Customer deposits                                       2,224,984          3,403,739
    Deferred income                                         5,020,252          4,995,231
                                                        -------------      -------------
                                                           19,847,278         21,292,695

DEFERRED TAXES                                              1,695,294          1,695,294

STOCKHOLDERS' EQUITY
    Preferred Stock, $100 par value--2,000,000
      shares authorized: none issued
    Common Stock, no par value, at nominal
      assigned value--62,000,000 shares
      authorized: 19,365,723  issued,
      16,185,059 outstanding in 1998
      and 19,353,973 issued, 16,353,973
      outstanding in 1997                                       9,673              9,667
    Additional paid-in capital                             43,108,962         43,028,780
    Unearned compensation                                    (356,011)          (493,634)
    Treasury stock - at cost                              (25,800,344)       (24,003,245)
    Retained earnings                                      67,919,814         67,648,952
                                                        -------------      -------------
                                                           84,882,094         86,190,520
                                                        -------------      -------------
                                                        $ 106,424,666      $ 109,178,509
                                                        =============      =============

                                InterVoice, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)






                                                       Three Months Ended
                                                  ---------------------------
                                                     May 31,          May 31,
                                                     1997             1996
                                                  -----------     -----------
Sales                                             $24,742,283     $25,559,501

Cost of goods sold                                 11,414,879       9,148,742
                                                  -----------     -----------

Gross margin                                       13,327,404      16,410,759

Research and development expenses                   2,998,017       2,744,047
Selling, general and administrative
     expenses                                      10,101,198       7,869,663
                                                  -----------     -----------

Income from operations                                228,189       5,797,049

Other income - net                                    188,523         186,802
                                                  -----------     -----------

Income before taxes                                   416,712       5,983,851

Income taxes                                          145,850       2,004,590
                                                  -----------     -----------

Net income                                        $   270,862     $ 3,979,261
                                                  ===========     ===========

Earnings per common and
     common equivalent share                      $       .02     $       .24
                                                  ===========     ===========

Weighted average number of common
     and common equivalent shares                  16,422,449      16,912,703
                                                  ===========     ===========

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity

                                  Common Stock             Additional
                              -----------------------        Paid-in      Unearned        Treasury         Retained
                                 Shares        Amount       Capital      Compensation       Stock          Earnings      Total
                              -----------      ------     -----------     ---------      ------------    -----------  ------------
Balance at February 28, 1997   16,353,973      $9,667     $43,028,780     ($493,634)     ($24,003,245)   $67,648,952  $ 86,190,520
    Purchase of treasury
      stock                      (180,664)         --              --            --        (1,797,099)            --    (1,797,099)
    Exercise of stock
      options                      12,657           6          80,182            --                --             --        80,188
    Issuance of restricted
      stock, net of
      forfeitures                    (907)         --              --       137,623                --             --       137,623
    Net Income                         --          --              --            --                --        270,862       270,862
                              -----------      ------     -----------     ---------      ------------    -----------  ------------
Balance at May 31, 1997        16,185,059      $9,673     $43,108,962     ($356,011)     ($25,800,344)   $67,919,814    84,882,094
                              ===========      ======     ===========     =========      ============    ===========  ============

                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                   Three Months Ended
                                             ------------------------------
                                                May 31,            May 31,
                                                 1997              1996
                                             ------------      ------------
OPERATING ACTIVITIES
    Net income                               $    270,862      $  3,979,261
    Adjustments to reconcile net
    income to net cash provided
    by operating activities:
        Depreciation and
          amortization                          2,021,784         1,091,627
        Changes in operating assets
          and liabilities:                        669,464        (2,728,440)
                                             ------------      ------------
NET CASH FROM OPERATIONS                        2,962,110         2,342,448

INVESTING ACTIVITIES
    Purchase of  property
        and equipment                          (2,976,717)       (1,086,563)
    Purchased software                         (1,157,399)         (861,930)
    Decrease in notes
        receivable                                     --            13,459
                                             ------------      ------------
                                               (4,134,116)       (1,935,034)
FINANCING ACTIVITIES
    Exercise of stock options                      80,188         1,426,640
    Purchase of treasury stock                 (1,797,099)               --
                                             ------------      ------------
                                               (1,716,911)        1,426,640
                                             ------------      ------------
INCREASE IN CASH AND
    CASH EQUIVALENTS                           (2,888,917)        1,834,054

Cash and cash equivalents,
    beginning of period                        24,162,024        23,573,976

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                            $ 21,273,107      $ 25,408,030
                                             ============      ============

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MAY 31, 1997


NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
The Balance Sheet at February 28, 1997 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited May 31, 1997 and 1996 financial statements have been included. Operating results for the three month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     SALES. The Company's total sales of approximately $24.7 million in the first quarter of fiscal 1998 decreased approximately $0.8 million, or 3%, from the same period of the previous year. The Company's domestic Customer Premise Equipment (CPE) sales during the first quarter of fiscal 1998 rose to $18.6 million, an increase of 5% versus the same period of the previous year, and constituted 75% of the Company's total sales. International CPE sales rose to $3.1 million, an increase of 9% versus the same period of the previous year, and constituted 13% of the Company's total sales. Both domestic and international CPE sales increased as a result of the Company's continued investment in distribution channels, the hiring and training of new and existing sales, service and support personnel, and the expansion of its marketing and advertising programs. Worldwide Telecommunications (Telco) sales were $3.0 million, a 38% reduction versus the same period of the previous year, and constituted 12% of the Company's total sales. The Company believes that the Telecommunication Act of 1996, and the recent judicial stay of certain provisions of the Act and its regulations, have caused domestic telecommunications companies to delay implementation of call automation solutions while they evaluate marketing and investment strategies in light of new opportunities arising from deregulation. The Company completed a sale of $1.7 million to a Venezuelan Telecommunications company during the first quarter of fiscal 1998, however, no customer accounted for 10% or more of the Company's total sales.

     COST OF GOODS SOLD. Cost of goods sold of approximately $11.4 million during the first quarter of fiscal 1998 increased to 46% of total sales from 36% in the same period of the previous year. This was the result of less than anticipated sales during the first quarter of fiscal 1998 and the Company's continued investment in applications engineering and customer service resources to pursue opportunities in all of its markets.

     RESEARCH AND DEVELOPMENT. Research and development expenses of approximately $3.0 million during the first quarter of fiscal 1998 increased approximately $0.2 million, or 9%, over the same period of the previous year. Such expenses during the first quarter of fiscal 1998 included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; and the development of VisualConnect (the ability to communicate with OneVoice Systems via the Internet) and InVision (the Company's next generation custom application development tool). Additionally, expenditures were made for the ongoing development of the Company's OneVoice Software Agent Platform including OneVoice Systems (the Company's IVR system), OneVoice 5000 (the Company's high density IVR system), NSP 5000 (the Company's platform designed for the telecommunications market), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), and digital VocalCard software and hardware functionality.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to approximately $10.1 million during the first quarter of fiscal 1998 from approximately $7.9 million during the same period of the previous year and, as a percentage of the Company's total sales, increased from 31% to 41%. The Company continued to hire and train new and existing sales, service and support personnel and expand its marketing and advertising programs worldwide despite less than anticipated sales.

     OTHER INCOME. Other income of approximately $0.2 million during the first quarter of fiscal 1998 was primarily interest income on cash and short term investments and was approximately equal to other income in the same period of the previous year.

     INCOME FROM OPERATIONS. Operating income of approximately $0.2 million and net income of approximately $0.3 million during the first quarter of fiscal 1998 both declined 93% from the same period in the previous year. Despite less than anticipated sales, the company increased its investments in research and development in order to continue to pursue opportunities in both the CPE and Telco markets.

     LIQUIDITY AND CAPITAL RESOURCES. At May 31, 1997, the Company had cash reserves of approximately $21.3 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. During the first quarter of fiscal 1998, the Company repurchased 180,664 shares of its common stock at a cost of approximately $1.8 million pursuant to an authorization by its Board of Directors to repurchase up to 1,000,000 shares. The Company believes that market conditions made such shares of value to its shareholders.

     FORWARD LOOKING STATEMENTS. This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this announcement regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

o    Intense competition in the call automation industry.

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

o The quantity and size of large sales (sales valued at approximately $1 million or more) during any fiscal quarter, which can cause wide variations in the Company's sales and earnings on a quarter to quarter basis.

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

o Mergers and acquisitions between companies in the telecommunications industry which could result in fewer companies purchasing the Company's products for Telco applications, and /or delay such purchases by companies that are in the process of reviewing their strategic alternatives in light of a merger or acquisition.

o Certain proposed changes to Generally Accepted Accounting Principles currently under consideration by the Financial Accounting Standards Board could potentially, if and when implemented, delay recognition of revenue on sales which require a high degree of customization.


All subsequent written and oral forward looking statements attributable to the Company or persons acting on the behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

PART II.  OTHER INFORMATION










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERVOICE, INC.




Date:  07/14/97                         By:  /s/ ROB-ROY J. GRAHAM
                                             ----------------------------------
                                               Rob-Roy J. Graham
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

                              Index to Exhibits


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   27                       Financial Data Schedule.

