Form 10-Q
period 1997-08-31
INTERVOICE INC
filed 1997-10-15
CIK 764244

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 1997

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

         The Registrant had 16,200,738 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.


===============================================================================

                         PART I. FINANCIAL INFORMATION

                                InterVoice, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                 August 31,     February 28,
ASSETS                                                             1997             1997
                                                               -------------    -------------
CURRENT ASSETS
     Cash and cash equivalents                                 $  20,227,697    $  24,162,024
     Accounts and notes receivable, net of allowance
       for doubtful accounts of $243,031 in fiscal 1998
       and $250,950 in fiscal 1997                                33,893,384       33,506,747
     Inventory                                                    12,846,247       12,107,738
     Prepaid expenses and other assets                             1,373,911        3,833,248
     Deferred taxes                                                1,419,495        1,419,495
                                                               -------------    -------------
                                                                  69,760,734       75,029,252
PROPERTY AND EQUIPMENT
     Building                                                     16,085,636       16,140,989
     Computer equipment and software                              23,348,979       20,663,578
     Furniture, fixtures and other                                 3,376,114        5,322,288
     Service equipment                                             2,346,396        1,975,825
                                                               -------------    -------------
                                                                  45,157,125       44,102,680
     Less allowance for depreciation                              12,511,784       13,676,956
                                                               -------------    -------------
                                                                  32,645,341       30,425,724
OTHER ASSETS
     Other assets, net                                             5,116,108        3,723,533
                                                               -------------    -------------
                                                               $ 107,522,183    $ 109,178,509
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                     $  11,062,186    $  12,893,725
     Customer deposits                                             2,319,524        3,403,739
     Deferred income                                               5,006,825        4,995,231
     Income taxes payable                                             61,807               --
                                                               -------------    -------------
                                                                  18,450,342       21,292,695

DEFERRED TAXES                                                     1,695,294        1,695,294

CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 19,381,402  issued,
       16,200,738 outstanding in 1998
       and 19,353,973 issued, 16,353,973
       outstanding in 1997                                             9,681            9,667
     Additional paid-in capital                                   43,236,627       43,028,780
     Unearned compensation                                          (205,412)        (493,634)
     Treasury stock - at cost                                    (25,800,344)     (24,003,245)
     Retained earnings                                            70,135,995       67,648,952
                                                               -------------    -------------
                                                                  87,376,547       86,190,520
                                                               -------------    -------------
                                                               $ 107,522,183    $ 109,178,509
                                                               =============    =============


See notes to consolidated financial statements.

                                InterVoice, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)

                                          Three Months Ended          Six Months Ended
                                      -------------------------   -------------------------
                                       August 31,    August 31,    August 31,    August 31,
                                          1997          1996          1997          1996
                                      -----------   -----------   -----------   -----------
Sales                                 $29,276,334   $27,300,022   $54,018,617   $52,859,523

Cost of goods sold                     11,481,455    10,114,594    22,896,334    19,263,336
                                      -----------   -----------   -----------   -----------

Gross Margin                           17,794,879    17,185,428    31,122,283    33,596,187
                                      -----------   -----------   -----------   -----------

Research and development expenses       3,504,588     2,869,586     6,502,605     5,613,633
Selling, general and administrative
       expenses                        11,289,794     8,156,878    21,390,992    16,026,541
                                      -----------   -----------   -----------   -----------

Income from operations                  3,000,497     6,158,964     3,228,686    11,956,013

Other income                              135,710       171,076       324,233       357,878
                                      -----------   -----------   -----------   -----------

Income before income taxes              3,136,207     6,330,040     3,552,919    12,313,891

Income taxes                              920,026     2,058,986     1,065,876     4,063,576
                                      -----------   -----------   -----------   -----------

Net income                            $ 2,216,181   $ 4,271,054   $ 2,487,043   $ 8,250,315
                                      ===========   ===========   ===========   ===========

Net Income per common and
 common equivalent share              $       .14   $       .26   $       .15   $       .49
                                      ===========   ===========   ===========   ===========

Weighted average number of common
 and common equivalent shares          16,297,674    16,599,084    16,357,842    16,754,025
                                      ===========   ===========   ===========   ===========

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                     Common Stock         Additional
                                 ---------------------      Paid-in        Unearned       Treasury        Retained
                                  Shares        Amount      Capital      Compensation      Stock          Earnings         Total
                                 ---------------------------------------------------------------------------------------------------
Balance at February 28, 1997     16,353,973    $ 9,667   $ 43,028,780   $   (493,634)   $(24,003,245)   $ 67,648,952   $ 86,190,520
   Purchase of treasury
     stock                         (180,664)        --             --             --      (1,797,099)             --     (1,797,099)
   Exercise of stock
     options                         28,353         14        207,847             --             - -              --        207,861
   Issuance of restricted
     stock, net of
     forfeitures                       (924)        --             --        288,222             - -              --        288,222
   Net Income                            --         --             --             --              --       2,487,043      2,487,043
                                 ----------    -------   ------------   ------------    ------------    ------------   ------------
Balance at August 31, 1997       16,200,738    $ 9,681   $ 43,236,627   $   (205,412)   $(25,800,344)   $ 70,135,995   $ 87,376,547
                                 ==========    =======   ============   ============    ============    ============   ============


                                InterVoice, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                              Three Months Ended               Six Months Ended
                                         ----------------------------    ----------------------------
                                           August 31,      August 31,      August 31,      August 31,
                                             1997            1996            1997            1996
                                         ------------    ------------    ------------    ------------
OPERATING ACTIVITIES
     Net income                          $  2,216,181    $  4,271,054    $  2,487,043    $  8,250,315
     Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Depreciation and
           amortization                     2,197,672       1,138,431       4,219,456       2,230,058
        Changes in operating assets
           and liabilities:                (1,865,327)     (4,701,467)     (1,084,279)     (7,429,907)
                                         ------------    ------------    ------------    ------------

NET CASH FROM OPERATIONS                    2,548,526         708,018       5,622,220       3,050,466

INVESTING ACTIVITIES
     Purchase of  property
        and equipment                      (3,033,852)     (1,091,902)     (6,122,153)     (2,178,465)
     Purchased software                      (687,757)     (1,208,120)     (1,845,156)     (2,070,050)
     Decrease in notes
        receivable                                 --          26,953              --          40,412
                                         ------------    ------------    ------------    ------------
                                           (3,721,609)     (2,273,069)     (7,967,309)     (4,208,103)
FINANCING ACTIVITIES
     Purchase of Treasury Stock                    --              --      (1,797,099)             --
     Exercise of stock options                127,673         295,219         207,861       1,721,859
                                         ------------    ------------    ------------    ------------
                                              127,673         295,219      (1,589,238)      1,721,859
                                         ------------    ------------    ------------    ------------
INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                  (1,045,410)     (1,269,832)     (3,934,327)        564,222

Cash and cash equivalents,
     beginning of period                   21,273,107      21,273,107      24,162,024      23,573,976

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                       $ 20,227,697    $ 20,003,275    $ 20,227,697    $ 24,138,198
                                         ============    ============    ============    ============

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The Balance Sheet at February 28, 1997 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited August 31, 1997 and 1996 financial statements have been included. Operating results for the six month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

NOTE B -- EARNINGS PER SHARE

Earnings per share are computed based on the sum of the average outstanding common shares and common equivalent shares. Common equivalent shares assume the exercise of all dilutive stock options using the treasury stock method. Primary and fully diluted earnings per share are not materially different for the periods presented.

On February 28, 1998, the Company will be required to adopt Statement No. 128 "Earnings per Share" issued by the Financial Accounting Standards Board. Under a new method of computing primary earnings per share, the dilutive effect of stock options will be excluded. At the time of adoption, the Company will compute earnings per share under the new method and will restate all prior periods.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         SALES. Sales in the first six months and second quarter of fiscal 1998 increased approximately $1.2 million and $2.0 million, respectively, or 2% and 7%, respectively, when compared to the same periods of fiscal 1997. These increases were due primarily to increased domestic customer premise equipment
(CPE) sales and international telecommunications (Telco) sales, particularly to Latin American telecommunications companies. Domestic CPE sales for the first six months and second quarter of fiscal 1998 constituted 60% and 57% of the Company's total sales, respectively, and increased 13% and 9%, respectively, when compared to the same periods of fiscal 1997.

Worldwide Telco sales for the second quarter of fiscal 1998 constituted 21% of the Company's total sales and increased 13% when compared to the same period of fiscal 1997. Even though worldwide Telco sales improved during the second quarter, such sales decreased 11% in the first six months of fiscal 1998, as compared to the same period of fiscal 1997, due to lower sales in the first quarter. As a result, worldwide Telco sales constituted 17% of the Company's total total sales for the first six months of fiscal 1998 versus 19% in the same period of fiscal 1997. Sales to international Telco customers constituted 77% and 86% of the Company's worldwide telecommunications sales during the first six months and second quarter of fiscal 1998, respectively. The Company believes that some domestic telecommunications companies have temporarily delayed their implementation of call automation solutions while they further evaluate marketing investment strategies in the light of new opportunities resulting from deregulation.

International CPE sales and service revenue constituted the remaining 23% and 22% of the Company's total sales during the first six months and second quarter of fiscal 1998, respectively. While no customer accounted for 10% of the Company's total sales during the first six months of fiscal 1998, a sale through one of the Company's domestic distributors constituted 15% of the Company's total sales during the second quarter of fiscal 1998.

The Financial Accounting Standards Board has approved the American Institute of Certified Public Accountants Statement of Position (SOP) on software revenue recognition which will be effective beginning in fiscal 1999. The SOP will govern the recognition of revenue on sales which require a high degree of software customization, which currently accounts for approximately 30% of the Company's total sales. While at this time the Company cannot predict or quantify the impact of the new SOP, it may delay the recognition of revenue on certain sales beginning in the first quarter of fiscal 1999.

         COST OF GOODS SOLD. Cost of goods sold as a percentage of sales increased to 42% and 39% in the first six months and the second quarter of fiscal 1998, compared to 36% and 37%, respectively, in the same periods of fiscal 1997. This was the result of less than anticipated sales in the first six months and second quarter of fiscal 1998 and the Company's continued investment in applications engineering and customer service resources to pursue opportunities in both the CPE and Telco markets.

         RESEARCH AND DEVELOPMENT. Research and development expenses in the first six months and second quarter of fiscal 1998 increased approximately $0.9 million and approximately $0.6 million, or 16% and 22%, over the same periods of fiscal 1997. Such expenses in the first six months and second quarter of fiscal 1998 increased to 12% of the Company's total sales, versus 11% in the same periods of fiscal 1997. Research and development expenses in the first six months and second quarter of fiscal 1998 included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; and the development of VisualConnect (the ability to communicate with OneVoice Systems via the Internet) and InVision (the Company's next generation custom application development tool). The Company continued development of its OneVoice Software Agent Platform including OneVoice Systems (the Company's Interactive Voice Response (IVR) system), OneVoice 5000 (the Company's high density IVR system), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), and digital VocalCard software and hardware functionality. Expenditures also were made for the completion of the Company's "InControl" product line including the NSP5000 platform, which addresses the worldwide Telco market.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $5.4 million and approximately $3.1 million in the first six months and second quarter of fiscal 1998, respectively, or 33% and 38%, respectively, as compared to fiscal 1997. As a percentage of the Company's total sales, selling, general and administrative expenses in the first six months and second quarter of fiscal 1998 increased to 40% and 39%, respectively. This was the result of the Company's continued investments in hiring and training new and existing sales, service and support personnel and in marketing and advertising programs worldwide to pursue opportunities in both the CPE and Telco markets, despite less than anticipated sales.

         OTHER INCOME. Other income during the first six months and second quarter of fiscal 1998 were comparable with the same periods of fiscal 1997.

         INCOME FROM OPERATIONS. Operating income during the first six months and second quarter of fiscal 1998 of approximately $3.2 million and $3.0 million, respectively, declined 73% and 52%, respectively, from the same periods in the previous year. Despite less than anticipated sales, the Company increased its investments in sales, marketing, application engineering and research and development in order to continue to pursue opportunities in both the CPE and Telco markets. Net income during the first six months and second quarter of fiscal 1998 of approximately $2.5 million and $2.2 million, respectively, declined 70% and 49%, respectively, from the same periods in the previous year for the same reasons as operating income. The Company is committed to undertaking measures to control expenses, particularly selling, general and administrative expenses. These expense control measures should begin to reduce the Company's ratio of expenses to sales in future quarters, assuming sales in future quarters remain at or above second quarter sales, and further assuming that expense levels are not unduly influenced by unusually high one time expenses related to litigation matters, any potential mergers or acquisitions, any major research and development efforts which are not currently contemplated but which become necessary in light of market or strategic requirements, and any other future contingencies which are not currently contemplated by the Company.

         LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1997, the Company had cash reserves of approximately $20.2 million. The Company generated positive net cash from operations of approximately $5.6 million and $2.5 million during the first six months and second quarter of fiscal 1998, respectively. Investing activities (consisting of the acquisition and purchase of fixed assets and third party software) and financing activities (consisting primarily of the repurchase of shares of the Company's common stock) together totaled uses of cash of approximately $9.5 million and $3.6 million during the first six months and second quarter of fiscal 1998, respectively. Investment activities totaling approximately $8.0 million and $3.6 million during the first six months and second quarter of fiscal 1998 included computing hardware and software to update the Company's enterprise systems and to provide the information systems infrastructure needed to support the Company's worldwide growth. Expenditures were also made to acquire third party developed software to be integrated into the Company's InterSoft software to allow the Company to offer its customers greater functionality and to ensure the Company's products comply with an increasing variety of hardware and software technologies and standards. Financing activities during the first quarter of fiscal 1998 included the repurchase of 180,664 shares of the Company's common stock at a cost of approximately $1.8 million pursuant to an authorization by its Board of Directors to repurchase up to 1,000,000 shares. The Company believes that market conditions made such shares of value to its shareholders. No shares were repurchased during the second quarter of fiscal 1998. As a result of these financing and investing activities, the Company experienced a reduction of its cash reserves of approximately $3.9 million and $1.0 million during the first six months and second quarter of fiscal 1998, respectively. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise. Subsequent to the end of the second quarter of fiscal 1998 and as of October 1, 1997, the Company repurchased an additional 819,336 shares of the Company's stock at a cost of $8,217,780 to complete the 1,000,000 share repurchase amortization mentioned above. On October 2, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's stock. Pursuant to this additional authorization and as of October 14, 1997, the Company has repurchased 160,000 shares of the Company's stock, at a cost of $1,620,625. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future.

         DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS. This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Notes to Unaudited Financial Statements" and "Legal Proceedings" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, industry conditions and litigation, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

o The Company faces intense competition based on product capabilities and experiences ever-increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards.

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

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Thursday, July 24, 1997 in Dallas, Texas.

For/Against and Broker Non Votes

Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: Daniel D. Hammond, Michael W. Barker, Joseph J. Pietropaolo, George C. Platt, Grant A. Dove and David W. Brandenburg. The number of votes cast for the election of each of the nomines for director, and the number of abstentions, were as follows: 13,346,771 votes for the election of Daniel D. Hammond, with 226,732 abstentions; 13,343,719 votes for the election of Michael
W. Barker, with 228,784 abstentions; 13,451,811 votes for the election of Joseph J. Pietropaolo, with 120,892 abstentions; 13,453,611 votes for the election of George C. Platt, with 118,892 abstentions; 13,452,111 votes for the eleciton of Grant A. Dove, with 120,392 abstentions; and 13,449,687 votes for the election of David W. Brandenburg, with 122,836 abstentions. No votes were cast against the eleciton of any nominee for director.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INTERVOICE, INC.



Date:    10/15/97                            By: /s/ ROB-ROY J. GRAHAM
                                                -----------------------------
                                                Rob-Roy J. Graham
                                                Chief Financial Officer
                                                (Chief Accounting Officer)

                                INTERVOICE, INC.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------

27.1                                Financial Data Schedule




                                            Furnished upon request