Form 10-Q
period 1997-11-30
INTERVOICE INC
filed 1998-01-14
CIK 764244

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

                         FOR THE QUARTERLY PERIOD ENDED
                                NOVEMBER 30, 1997

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

                                           Yes      X       No
                                               -------------  --------------

The Registrant had 14,576,407 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.

================================================================================

                                InterVoice, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                     November 30,     February 28,
ASSETS                                                                   1997             1997
------------------------------------                                 ------------     ------------

CURRENT ASSETS
     Cash and cash equivalents                                      $   6,483,528    $  24,162,024
     Accounts and notes receivable, net of allowance
       for doubtful accounts of $365,000 in 1998 and
       $250,950 in 1997                                                31,394,844       33,506,747
     Inventory                                                         14,436,891       12,107,738
     Prepaid expenses and other assets                                  2,473,254        3,833,248
     Deferred taxes                                                     1,419,495        1,419,495
                                                                    -------------    -------------
                                                                       56,208,012       75,029,252
PROPERTY AND EQUIPMENT
     Building                                                          16,202,970       16,140,989
     Computer equipment and software                                   24,021,316       20,663,578
     Furniture, fixtures and other                                      3,529,143        5,322,288
     Service equipment                                                  2,593,086        1,975,825
                                                                    -------------    -------------
                                                                       46,346,515       44,102,680
     Less allowance for depreciation                                   14,371,746       13,676,956
                                                                    -------------    -------------
                                                                       31,974,769       30,425,724
OTHER ASSETS
     Intangible assets, net of amortization
       of $2,398,943 in 1998 and
       $1,802,708 in 1997                                               5,405,129        3,723,533
                                                                    -------------    -------------
                                                                    $  93,587,910    $ 109,178,509
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $  12,505,321    $  12,893,725
     Customer deposits                                                  2,007,582        3,403,739
     Deferred income                                                    5,836,114        4,995,231
     Income taxes payable                                                 243,541               --
                                                                    -------------    -------------
                                                                       20,592,558       21,292,695

DEFERRED TAXES                                                          1,695,294        1,695,294

CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 19,394,907  issued,
       14,576,407 outstanding in 1998
       and 19,353,973 issued, 16,353,973
       outstanding in 1997                                                  9,681            9,667
     Additional paid-in capital                                        43,257,343       43,028,780
     Unearned compensation                                               (120,299)        (493,634)
     Treasury stock - at cost                                         (42,238,920)     (24,003,245)
     Retained earnings                                                 70,392,253       67,648,952
                                                                    -------------    -------------
                                                                       71,300,058       86,190,520
                                                                    -------------    -------------
                                                                    $  93,587,910    $ 109,178,509
                                                                    =============    =============

                                InterVoice, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         Three Months Ended          Nine Months Ended
                                      -------------------------   -------------------------
                                      November 30,  November 30,  November 30,  November 30,
                                          1997         1996           1997         1996
                                      -----------   -----------   -----------   -----------

Sales                                 $25,545,358   $24,335,974   $79,563,975   $77,195,497

Cost of goods sold                     11,755,893     9,788,985    34,652,227    29,052,321
                                      -----------   -----------   -----------   -----------

Gross margin                           13,789,465    14,546,989    44,911,748    48,143,176
                                      -----------   -----------   -----------   -----------

Research and development expenses       3,256,266     2,996,496     9,758,871     8,610,129
Selling, general and administrative
           expenses                    10,250,538     8,094,980    31,641,530    24,121,521
Litigation settlement                          --     1,800,000            --     1,800,000
                                      -----------   -----------   -----------   -----------

Income from operations                    282,661     1,655,513     3,511,347    13,611,526

Other income                               83,422       157,444       407,655       515,322
                                      -----------   -----------   -----------   -----------

Income before income taxes                366,083     1,812,957     3,919,002    14,126,848

Income taxes                              109,825       562,967     1,175,701     4,626,543
                                      -----------   -----------   -----------   -----------

Net income                            $   256,258   $ 1,249,990   $ 2,743,301   $ 9,500,305
                                      ===========   ===========   ===========   ===========
Earnings per common and
 common equivalent share              $       .02   $       .08   $       .17   $       .57
                                      ===========   ===========   ===========   ===========
Weighted average number of common
 and common equivalent shares          15,557,589    16,524,457    16,090,923    16,675,136
                                      ===========   ===========   ===========   ===========

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                    Common Stock          Additional
                             --------------------------    Paid-in      Unearned        Treasury       Retained
                                  Shares       Amount      Capital    Compensation        Stock         Earnings         Total
                             ----------------------------------------------------------------------------------------------------

Balance at February 28, 1997    16,353,973    $ 9,667   $ 43,028,780   $ (493,634)    $(24,003,245)   $ 67,648,952   $ 86,190,520
   Purchase of treasury
     stock                      (1,818,500)        --             --           --      (18,235,675)             --    (18,235,675)
   Exercise of stock
     options                        31,070         14        228,563           --               --              --        228,577
   Issuance of restricted
     stock, net of
     forfeitures                     9,864         --             --      373,335               --              --        373,335
   Net Income                           --         --             --           --               --       2,743,301      2,743,301
                             ----------------------------------------------------------------------------------------------------
Balance at November 30, 1997    14,576,407    $ 9,681   $ 43,257,343   $ (120,299)    $(42,238,920)   $ 70,392,253   $ 71,300,058
                             ====================================================================================================

                                InterVoice, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                            Three Months Ended               Nine Months Ended
                                      -----------------------------     ---------------------------
                                      November 30,     November 30,     November 30,   November 30,
                                         1997             1996             1997           1996
                                      ------------     ------------     ------------   ------------

OPERATING ACTIVITIES
     Net income                       $    256,258    $  1,249,990    $  2,743,301    $  9,500,305
     Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Depreciation and
           amortization                  2,277,451       1,203,460       6,496,907       3,433,518
        Changes in operating assets
           and liabilities:              1,989,553      (5,837,558)        905,274     (13,267,465)
                                      ------------    ------------    ------------    ------------

NET CASH FROM OPERATIONS                 4,523,262      (3,384,108)     10,145,482        (333,642)

INVESTING ACTIVITIES
     Purchase of  property
        and equipment                   (1,416,896)     (1,170,571)     (7,539,049)     (3,349,036)
     Purchased software                   (432,675)     (1,226,538)     (2,277,831)     (3,296,588)
     Decrease in notes
        receivable                              --              --              --          40,412
                                      ------------    ------------    ------------    ------------
                                        (1,849,571)     (2,397,109)     (9,816,880)     (6,605,212)
FINANCING ACTIVITIES
     Exercise of stock options              20,716         578,306         228,577       2,300,165
     Purchase of Treasury Stock        (16,438,576)                    (18,235,675)
                                      ------------    ------------    ------------    ------------
                                       (16,417,860)        578,306     (18,007,098)      2,300,165
                                      ------------    ------------    ------------    ------------
INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS              (13,744,169)     (5,202,911)    (17,678,496)     (4,638,689)

Cash and cash equivalents,
     beginning of period                20,227,697      24,138,198      24,162,024      23,573,976
                                      ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                    $  6,483,528    $ 18,935,287    $  6,483,528    $ 18,935,287
                                      ============    ============    ============    ============

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                       NINE MONTHS ENDED NOVEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The Balance Sheet at February 28, 1997 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited November 30, 1997 and 1996 financial statements have been included. Operating results for the nine month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

NOTE B -- EARNINGS PER SHARE

Earnings per share are computed based on the sum of the average outstanding common shares and common equivalent shares. Common equivalent shares assume the exercise of all dilutive stock options using the treasury stock method. Primary and fully diluted earnings per share are not materially different for the periods presented.

On February 28, 1998, the Company will be required to adopt Statement No. 128 "Earnings per Share" issued by the Financial Accounting Standards Board. Under the new method of computing earnings per share, the dilutive effect of stock options will be excluded. At the time of adoption, the Company will compute earnings per share under the new method and will restate all prior periods.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

     SALES. Sales in the first nine months and third quarter of fiscal 1998 increased approximately $2.4 million and $1.2 million, respectively, or 3% and 5%, respectively, when compared to the same periods of fiscal 1997. These increases were due primarily to increased domestic customer premise equipment
(CPE) sales and international telecommunications (Telco) sales, particularly to Latin American telecommunications companies. Domestic CPE sales for the first nine months and third quarter of fiscal 1998 constituted 58% and 56%,respectively, of the Company's total sales and increased 14% and 16%, respectively, when compared to the same periods of fiscal 1997.

     Worldwide Telco sales for the third quarter of fiscal 1998 constituted 18% of the Company's total sales and increased 45% when compared to the same period of fiscal 1997. Even though worldwide Telco sales improved during the third quarter, such sales in the first nine months of fiscal 1998 were approximately equal to Telco sales in the same period of fiscal 1997, due to lower domestic Telco sales in the first half of fiscal 1998. As a result, worldwide Telco sales constituted 17% of the Company's total sales for the first nine months of both fiscal 1998 and fiscal 1997. Sales to international Telco customers constituted 75% and 73% of the Company's worldwide telecommunications sales during the first nine months and third quarter of fiscal 1998, respectively, compared to 19% and 54%, respectively, in the same periods of fiscal 1997. The Company believes that beginning in the second half of fiscal 1997 some domestic telecommunications companies began to temporarily delay their implementation of call automation solutions while they further evaluate marketing investment strategies in the light of new opportunities resulting from deregulation.

     International CPE sales and service revenue constituted the remaining 25% of the Company's total sales during the first nine months of fiscal 1998 compared to 30% in the same period of fiscal 1997. International sales and service revenues were 26% of the Company's total sales during the third quarter of fiscal 1998 as compared to 37% in the same period of fiscal 1997. The Company enjoyed a large sale to a Latin American CPE customer in the third quarter of fiscal 1997. No customer accounted for 10% of the Company's total sales during the first nine months or third quarter of fiscal 1998.

     The Financial Accounting Standards Board has approved the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP ) on software revenue recognition on sales requiring a high degree of software customization, which currently account for approximately 30% of the Company's total sales. The SOP must be adopted by the Company effective with the beginning of its fiscal 1999. The Company, however, may consider early adoption of the SOP, but has not yet determined when it will do so. While at this time the Company cannot predict or quantify the impact of the new SOP, it may delay the recognition of revenue on certain sales when adopted by the Company.

     COST OF GOODS SOLD. Cost of goods sold as a percentage of sales increased to 44% and 46% in the first nine months and the third quarter of fiscal 1998, respectively, compared to 38% and 40%, respectively, in the same periods of fiscal 1997. This was the result of less than anticipated sales in the first nine months and third quarter of fiscal 1998 and the Company's continued investment in applications engineering and customer service resources to pursue opportunities in both the CPE and Telco markets.

     RESEARCH AND DEVELOPMENT. Research and development expenses in the first nine months and third quarter of fiscal 1998 increased approximately $1.1 million and approximately $0.3 million, or 13% and 9%, respectively, over the same periods of fiscal 1997. Such expenses in the first nine months and third quarter of fiscal 1998 increased to 12% and 13%, respectively, of the Company's total sales, versus 11% and 12%, respectively, in the same periods of fiscal 1997. Research and development expenses in the first nine months and third quarter of fiscal 1998 included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; and the development of VisualConnect (the ability to communicate with OneVoice Systems via the Internet) and InVision (the Company's next generation custom application development tool).

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

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $7.5 million and approximately $2.1 million in the first nine months and third quarter of fiscal 1998, respectively, or 31% and 27%, respectively, as compared to fiscal 1997. As a percentage of the Company's total sales, selling, general and administrative expenses in the first nine months and third quarter of fiscal 1998 both increased to 40%. This was the result of the Company's continued investments in hiring and training new and existing sales, service and support personnel and in marketing and advertising programs worldwide to pursue opportunities in both the CPE and Telco markets, despite less than anticipated sales.

     OTHER INCOME. Other income during the first nine months and third quarter of fiscal 1998 were comparable with the same periods of fiscal 1997.

     INCOME FROM OPERATIONS. Operating income during the first nine months and third quarter of fiscal 1998 of approximately $3.5 million and $0.3 million, respectively, declined 75% and 83%, respectively, from the same periods in the previous year. Despite less than anticipated sales, the Company increased its investments in sales, marketing, application engineering and research and development during the first half of fiscal 1998 in order to continue to pursue opportunities in both the CPE and Telco markets. Net income during the first nine months and third quarter of fiscal 1998 of approximately $2.5 million and $2.2 million, respectively, declined 71% and 80%, respectively, from the same periods in the previous year for the same reasons as operating income. The Company has undertaken measures to control expenses, particularly selling, general and administrative expenses. These expense control measures should begin to reduce the Company's ratio of expenses to sales in future quarters, assuming sales in future quarters remain at or above third quarter sales, and further assuming that expense levels are not unduly influenced by unusually high one time expenses related to litigation matters, any potential mergers or acquisitions, any major research and development efforts which are not currently contemplated but which become necessary in light of market or strategic requirements, or any other future contingencies which are not currently contemplated by the Company.

     LIQUIDITY AND CAPITAL RESOURCES. At November 30, 1997, the Company had cash reserves of approximately $6.5 million. The Company generated positive net cash from operations of approximately $10.1 million and $4.5 million during the first nine months and third quarter of fiscal 1998, respectively. Investing activities (consisting of the acquisition and purchase of fixed assets and third party software) and financing activities (consisting primarily of the repurchase of shares of the Company's common stock) together used approximately $27.8 million and $18.3 million of cash during the first nine months and third quarter of fiscal 1998, respectively. Investment activities totaling approximately $9.8 million and $1.8 million during the first nine months and third quarter of fiscal 1998 included purchasing computing hardware and software to update the Company's enterprise systems and to provide the information systems infrastructure needed to support the Company's worldwide growth. Expenditures were also made to acquire third party developed software to be integrated into the Company's InterSoft software to allow the Company to offer its customers greater functionality and to ensure the Company's products comply with an increasing variety of hardware and software technologies and standards. Financing activities during the nine months and third quarter of fiscal 1998 included the repurchase of 1,818,500 and 1,637,836 shares of the Company's common stock, respectively, at a cost of approximately $18.2 million and $16.4 million, respectively, pursuant to authorization by its Board of Directors to repurchase up to an aggregate of 2,000,000 shares. The Company believes that market conditions made such shares of value to its shareholders. As a result of these financing and investing activities, the Company experienced a reduction of its cash reserves of approximately $17.7 million and $16.5 million during the first nine months and third quarter of fiscal 1998, respectively. Subsequent to the end of the third quarter of fiscal 1998 and as of December 31, 1997, the Company repurchased an additional 181,500 shares of the Company's stock at a cost of $1,358,960 to complete the share repurchase authorization mentioned above. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise. On January 8, 1998, the Company's Board of Directors authorized the repurchase of an additional 2,000,000 shares of the Company's stock. As of January 14, 1998, the Company has not repurchased shares of the Company's stock pursuant to the January 8, 1998 authorization.

     On December 16, 1997, the Company announced the purchase, subject to normal closing conditions, of the Enhanced Service Platform (ESP) product line from Integrated Telephony Products, Inc., (ITP). The purchase is expected to close during January, 1998. As consideration for the purchase, the Company is paying ITP $4.0 million in cash and will issue ITP unregistered shares of the Company's common stock with a market value equivalent to $0.5 million. While, as of January 14, 1998, a final determination has not been made, the Company expects to write off during the fourth quarter of fiscal 1998 a portion of the purchase price which is attributable to in-process research and development

     On December 17, 1997, the Company announced the resignation of Michael W. Barker as its President and Chief Operating Officer and as a Director of the Company. The Company expects to record expenses of approximately $0.5 million during the fourth quarter of fiscal 1998 associated with Mr. Barker's resignation.

     On November 3, 1997, the Company completed an unsecured revolving credit line agreement with NationsBank for $15 million. As of January 14, 1998, the Company's credit line is available in its entirety. The Company believes that its cash reserves, internally generated cash flow and credit line are sufficient to meet its cash requirements for the foreseeable future.


     DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q announcement includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q announcement regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

o The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10.1     Letter concerning resignation of Michael W. Barker

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTERVOICE, INC.



Date:     1/14/98                         By:  /s/ ROB-ROY J. GRAHAM
                                             ----------------------------------
                                               Rob-Roy J. Graham
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

                                INTERVOICE, INC.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         EXHIBIT
-------        -------

10.1           Letter concerning resignation of Michael W. Barker

27.1           Financial Data Schedule

               Furnished upon request