Form 10-K
period 1998-02-28
INTERVOICE INC
filed 1998-05-29
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 29, 1998
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

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

         AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES AS OF MAY 26, 1998: $181,164,727

         NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 26, 1998:
         13,869,070

                       DOCUMENTS INCORPORATED BY REFERENCE

         LISTED BELOW ARE DOCUMENTS PARTS OF WHICH ARE INCORPORATED HEREIN BY REFERENCE AND THE PART OF THIS REPORT INTO WHICH THE DOCUMENT IS INCORPORATED:

   (1) PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS - PART III.
================================================================================

                                TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
                                                       PART I

ITEM 1.     Business...............................................................................................  1
            Call Automation Industry...............................................................................  2
            Markets................................................................................................  3
            Product Strategy.......................................................................................  4
            Products and Services..................................................................................  5
            Competition............................................................................................  7
            Distribution...........................................................................................  7
            Backlog................................................................................................  9
            Proprietary Rights.....................................................................................  9
            Manufacturing and Facilities...........................................................................  10
            Employees..............................................................................................  10

ITEM 2.     Properties.............................................................................................  10

ITEM 3.     Legal Proceedings......................................................................................  10

ITEM 4.     Submission of Matters to a Vote of Security Holders....................................................  10

                                                       PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters..................................  11

ITEM 6.     Selected Financial Data................................................................................  11

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..................  12

ITEM 8.     Financial Statements and Supplementary Data............................................................  19

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................  34

                                                      PART III

ITEM 10.    Directors and Executive Officers of the Registrant.....................................................  35

ITEM 11.    Executive Compensation.................................................................................  35

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.........................................  35

ITEM 13.    Certain Relationships and Related Transactions.........................................................  35

                                                       PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................  36

                                     PART I

ITEM 1.     BUSINESS

         InterVoice, Inc. (together with its subsidiaries, collectively referred to as "InterVoice" or the "Company") develops, sells and services call automation systems. The Company's historical emphasis has been on interactive voice response ("IVR") systems, which allow individuals a self help facility using their telephones, personal computers, credit card terminals or voices to access and/or provide information to computer data bases utilized by businesses and telecommunications companies. More recently, the Company has focused on systems for telecommunications network operators which provide a variety of automated services such as processing collect and credit card calls, and advanced calling features such as prepaid calling cards, voice and text messaging, one numbering personal numbering plans and voice dialing.

         The Company's systems are sold under the trade names "OneVoice", "InterDial" and "InControl". OneVoice systems are used by a variety of enterprises to disseminate and receive information efficiently, allowing multiple callers simultaneous access to computer data bases without the expense of maintaining a customer service representative and workstation for each telephone line. InterDial systems improve call center efficiency by automatically dialing phone numbers and only transferring a call to a live agent if the call is answered and the called party remains on the phone. OneVoice and InterDial applications currently function in a wide range of industries including banking and financial services, cable TV, government, healthcare, help desk, higher education, insurance, retail and wholesale distribution, telecommunications, transportation and manufacturing and utilities. InControl systems provide enhanced services for telecommunications networks by automating calls which utilize alternate billing methods, and provide new, revenue generating calling features and services. The Company's products include software development tools designed to support a number of diverse product applications and to simplify system customization.

         OneVoice systems sell at list prices ranging from approximately twenty five thousand to millions of dollars and support from two to thousands of voice and data channels. Scalability is a distinguishing factor for all OneVoice systems, which can incorporate either multiple modules of up to 96 voice and data channels per module or the Company's NSP 5000 platform which can provide up to 1400 voice and data channels in a single system. The Company's OneVoice modules and/or NSP5000 platforms can be connected by local or wide area networks for a single system appearance, management control and redundancy. InterDial systems sell at list prices ranging from approximately fifty thousand to five hundred thousand dollars or more and support from four to 40 agent positions on a single module. Multiple InterDial systems can be connected via a node adapter to support up to a total of 128 agents. InControl systems sell at list prices ranging from approximately two hundred fifty thousand to millions of dollars and support from 96 to thousands of ports per system. InControl systems share the scalability attributes of the Company's OneVoice systems as multiple NSP 5000 platforms can be connected by a local or wide area network to provide single system appearance, management control and redundancy.

         In the customer premise equipment market, the Company sells its products directly and through more than 130 domestic and international distributors. The Company generally sells its products directly to telecommunications end-users. Since the Company's inception in 1984, the number of worldwide installations of the Company's systems has grown to over 9,700 in 50 countries. The customer premise equipment end-users to which the Company has sold systems include Aetna, Bank of America, CitiBank, Fidelity Investments, First Chicago, First Union Corporation, J.C. Penney, Martin Marietta, Merrill Lynch, Microsoft, National Data Corporation, National Westminster Bank U.K., NationsBank, Sears Roebuck and Co., Social Security Administration, The New England, TU Electric, USAA and Wachovia Bank. The Company's telecommunications end-users include Avantel (Mexico), Bell Canada, British Telecom, CANTV (Venezuela), Codatel (Dominican Republic), CTC (Chile), CTI (Argentina), Guatel (Guatemala), GTE, LCI International, MCI Telecommunications, Movilnet (Venezuela), NPT (People's Republic of China), Telcel (Venezuela), Telecom Asia (Thailand), Sprint and Unicom (Peoples Republic of China). No customer accounted for 10% of the Company's sales during fiscal 1998. Other than Siemens AG, one of the Company's resellers, which accounted for 10.2% of the Company's total sales in fiscal 1997, and MCI Telecommunications, which accounted for 11.2% of the Company's total sales in fiscal 1996, no customer represented 10% or more of the Company's aggregate sales during fiscal 1997 or 1996.

CALL AUTOMATION INDUSTRY

         The number of telephone calls requesting information or requiring operator services that must be handled by businesses, telecommunications service providers and other organizations has increased dramatically in recent years. Traditionally, consumers obtained data or services from organizations such as banks, insurance companies, or telephone companies by phoning a customer service representative, agent, or operator who used a terminal linked to a computer to process the data or service request. The major disadvantage of this procedure is the high cost of providing a large number of individuals to answer calls and provide service, which imposes practical limits on access frequency and the amount of information and level of service that can be given to each caller. Another disadvantage is that, if the volume of calls increases or substantially varies with the time of day or other factors, the potential for service delays and errors may increase. As a result of these high costs and inefficiencies, organizations have increasingly turned to various methods of automation to process such calls. With call automation systems, callers receive accurate responses to routine service requests allowing customer service representatives to work on other important tasks requiring their personal expertise. In certain system applications, such as credit limit requests, callers may prefer dealing with a call automation system rather than an individual in order to preserve privacy and confidentiality. The Company believes that such systems provide better service to more customers without additional staff, improve customer and employee retention, and can result in significant cost savings to the Company's customers. Telecommunications network operators utilize such systems at a significant cost savings to automate calls which formerly required operator assistance. These systems also make possible high margin, revenue generating, advanced telecommunication services and calling features.

         The Internet has evolved to become a voice and data communications network similar to public switched networks. The Company's products permit customers to interface their call automation systems to the Internet, a natural extension of the Company's product strategy. The Company's products, in conjunction with the Internet, make it possible for users of multimedia personal computers to access information and data in any combination of voice, graphic and image formats.

      The Company believes that the call automation industry can be divided into six basic system markets:

         Interactive information response is the use of a wide variety of devices, such as telephones, facsimile or personal computers in conjunction with public and private telecommunication networks and/or the Internet to input or retrieve information or request services from a computer data base. Applications include checking account balances, credit card authorizations, insurance claims and automating telephone calls formerly requiring operator assistance. The Company's VisualConnect product makes possible multi-media applications utilizing the Internet. The Company participates in this market with its OneVoice systems which accounted for approximately 65% of its system sales in fiscal 1998.

         Outbound call processing involves the automatic dialing of telephone numbers and the use of computerized voice messages and live agents to communicate with customers and prospects. Applications include customer notification, delinquent bill collecting and the telemarketing of goods and services. The Company addresses this market with its InterDial system which accounted for approximately 10% of its system sales in fiscal 1998.

         Automated call directing serves the functions typically performed by a receptionist and involves the use of a computerized announcer which asks callers to select an extension or department. The Company's products are capable of performing as automated call directing systems, but the Company's fiscal 1998 sales into this market were not significant.

         Enterprise-based voice mail enables callers to leave, exchange and retrieve electronic voice and text messages 24-hours a day, seven days a week. The Company's products are capable of performing as voice mail systems, but the Company's fiscal 1998 sales into this market were not significant.

         Network-based Enhanced Calling Services allows telecommunications network operators to automate calls formerly requiring operator assistance and to provide revenue generating, advanced calling features such as voice and text messaging, prepaid and postpaid calling cards, one number personal numbering plans and voice dialing. The Company participates in this market with its InControl systems which accounted for approximately 25% of system sales in fiscal 1998.

         Audiotex is the use of a telephone to access and to listen to a wide variety of current information, such as sports scores, weather, stock quotes, business news, classified ads or other similar information. The Company's products are capable of performing as audiotex systems, but the Company's fiscal 1998 sales into this market were not significant.

      The call automation industry has begun to experience a demand for systems that can simultaneously address customer needs in two or more of these basic markets. Larger customer premise equipment end-users, for example, are beginning to consolidate their customer service and tele-marketing functions into multi-purpose call centers which handle both in-bound and out-bound calls. This consolidation has created a need for the Company's multi-purpose call automation products which support individuals who may simultaneously serve as customer service and telemarketing representatives. Both the OneVoice and InterDial Systems operate on the OneVoice Software Agent Platform which can simultaneously host both systems, each of which, in turn, can simultaneously host multiple applications, allowing the Company's customers to leverage their investments in their OneVoice and InterDial systems.

         The general public has become increasingly receptive to call automation, having become familiar with them from early adopters in the financial services industry. Such systems are becoming more pervasive in a wide variety of industries and applications as indicated below:

              INDUSTRY                              APPLICATION
              --------                              -----------
         Financial Services                   Banking/Commercial Brokerage
                                              Bill Payment
                                              401K/Employee Benefit
         Health Care                          Benefits Coverage
                                              Test Results
                                              Claims Status
         Cable TV                             Service Requests
                                              Event Ordering
         Education                            Enrollment
                                              Grade Reporting
                                              Financial Aid
                                              Housing
         Electronic Benefits Transfer         Child Support
                                              Welfare Payments
                                              Food Subsidies
         Telecommunications                   Automated Operator Services
                                              Advanced Calling Features
                                              Messaging
                                              Service Requests

MARKETS

         The Company continues to evaluate a wide variety of potential industry specific or "vertical" markets and has selected key markets based upon the Company's evaluation of their potential for rapid acceptance of call automation technology. The Company has traditionally focused on the financial services market. More recently, the Company has diversified its focus to include the telecommunications, human resource, healthcare and call center vertical markets.

PRODUCT STRATEGY

         The Company's products are designed to assist its customers in achieving the following objectives:

         o  Increase net revenues by reducing costs

         o  Improve customer and/or employee service

         o  Provide product and service differentiation

         The Company believes that its OneVoice and InControl systems enable the Company's customers to handle more calls with fewer delays and errors at a lower cost than through use of customer service representatives, agents or operators while preserving callers' privacy and confidentiality. InterDial allows the Company's customers to contact a large number of people in applications such as collections and telemarketing while improving the productivity of their agents. As mentioned earlier, both the OneVoice and InterDial Systems operate on the OneVoice Software Agent Platform which can simultaneously host both systems, each of which, in turn, can simultaneously host multiple applications. This allows the Company's customers to leverage and cost effectively expand their investments in their OneVoice and InterDial systems. The Company also has adapted its OneVoice Software Agent Platform to host its InControl system to address the growing telecommunications market. The InControl system provides network based automated operator services and advanced, revenue generating applications for telecommunications companies.

         The Company focuses its development efforts on call automation technology. Industry standard computer platforms and operating systems are leveraged to allow the Company to take advantage of third party hardware and software technology advances. This strategy offers customers the option to select the computer platform and operating system of their preference should they wish compatability with other enterprise systems.

      The Company has developed a variety of call processing functions and features characterized by the following factors:

         Host Computer Platform Independence: The Company's hardware and software is designed to be independent of the host computer platform through compliance with industry standards. The same hardware and software can operate on computer platforms produced by a variety of manufacturers. The Company delivers its systems integrated with the computer platform of its customers' choice instead of dictating a specific computer platform. This is an important factor in vendor selection for many of the Company's current and potential customers and allows the Company to avoid the expense of maintaining multiple versions of the Company's hardware and software.

         Operating Software Independence: The Company's InterSoft run time software, which is utilized by the Company's OneVoice, InterDial and InControl Systems, is simultaneously compatible with the Windows NT, UNIX and OS/2 operating systems. This operating software independence allows the Company to give its customers freedom to choose an operating system, an important factor in vendor selection for many of the Company's current and potential customers. This operating software independence also allows the Company to avoid the expense of maintaining multiple versions of the Company's run time software.

         Flexible Programming: The Company offers its customers a wide variety of software features that can be included in the OneVoice, InterDial and InControl systems. The Company's software is designed to support a number of diverse product applications. The Company's recently introduced a graphical user interface (GUI) software development tool, InVision, which simplifies the generation and customization of customer applications.

         System Expandability/Networking: The Company's basic OneVoice system can be expanded from two up to 96 lines per module. OneVoice and InControl systems which utilize the NSP 5000 platform can be expanded from 24 to 1400 lines per system by adding expansion cards without software changes. Systems can be interconnected via a local or wide area network to provide simultaneous access for thousands of callers while maintaining control from a single, networked workstation. InterDial Systems are expandable from 4 to 40 lines per system and multiple InterDial Systems can be connected via a node adapter to support up to a total of 128 agents.

         Voice and Data Connectivity: Systems can be connected to most digital and analog PBX's, central office switches and to a wide variety of host computers and enterprise systems.

         The Company's products are designed and manufactured to be highly reliable and to require minimum maintenance, most of which can be handled from the Company's headquarters using on-line remote diagnostic and test capabilities. The Company utilizes an independent service company with local offices throughout the United States to perform domestic customer site service. The Company electronically dispatches service technicians when customer maintenance or repair is required. International distributors are generally responsible for providing service for the systems they sell.

PRODUCTS AND SERVICES

OneVoice Systems

         OneVoice systems are primarily focused on the customer premise equipment market which comprised more than 65% of the Company's sales in fiscal 1998. These systems combine a variety of standard computer platforms and standard operating systems together with the Company's proprietary run time software, InterSoft, and Company developed and third party developed expansion boards to perform call automation functions. Each OneVoice system utilizes the same proprietary run time software, allowing the Company's customers to expand their OneVoice systems via the addition of expansion cards or via the linkage of multiple modules or systems through a local or wide area network, as capacity and other requirements grow. OneVoice systems can be configured using a variety of computer platforms and operating systems depending on the customer's preferences and processing requirements.

         The Company integrates compatible programmable add-in cards with InterSoft runtime software to interface OneVoice and InterDial (see below) systems with enterprise systems predicated on host computers produced by IBM, Unisys, NCR, DEC, and others, using standard communications protocols and native terminal emulation via the Internet; local area networks, including the IBM Token Ring, Ethernet and Arcnet; advanced wide area networks, including ISDN-PRI and X.25; and customer private networks.

InterDial Systems

         The Company's InterDial system is similar in design to the OneVoice system and utilizes much of the same hardware and software. InterDial systems provide outbound call processing and accounted for 10% of the Company's sales in fiscal 1998. A typical application of an InterDial system permits the Company's customers to improve the productivity of their telemarketing operations by automatically dialing phone numbers and only transferring a call to an agent if the call is answered and the called party remains on the phone. InterDial's patented advanced call processing monitoring and automatic call pacing algorithms also improve productivity by transferring a caller to a telemarketing agent immediately upon completion of the agent's previous call.

InControl Systems

         The InControl system is similar in design to the OneVoice system and utilizes much of the same hardware and software. InControl systems provide telecommunications network operators with automated operator services (such as processing prepaid and credit card calls) and revenue generating advanced telecommunication features (such as voice mail, short voice and text message delivery, "one number" services and voice activated dialing). These systems accounted for 25% of the Company's total sales in fiscal 1998.

         InControl systems are comprised of the Company' Enhanced Service Platform (ESP) suite of telecommunications applications running on the Company's NSP 5000 Platform (see below). The ESP suite of applications is unique to the industry as each application is driven from a customer data base common to the entire suite. This allows the Company's customers to provide multiple services to their end-users without the extensive data base maintenance required by stand alone, single application, single data base competitive offerings. Initial deployment of services and features as well as system expansions are accomplished cost-effectively as a result of the NSP 5000 platform's scalability attributes. InControl systems incorporate standards based signaling protocols, such as signaling system seven (SS7), and can be linked together via local or wide area networks to provide application control from a single workstation.

OneVoice CallCenter

         The OneVoice CallCenter is targeted for regional or branch offices of large businesses, providing them integrated inbound and/or outbound call automation systems without replacing their existing telecommunications equipment. The OneVoice CallCenter adds call switching capabilities to support both the OneVoice system and the InterDial systems. These systems combine PBX functionalities with ISDN PRI capabilities to enable the transmission of both voice and data on a single line to support agent query.

RealCare

         The Company offers its customers a system maintenance program, known as RealCare, which combines on-line remote diagnostic and test capabilities with nationwide on-site repair performed, in part, by independent service providers. RealCare enables customers to access the Company's Help Desk, to receive on-line tests, and, if necessary, to receive software modifications. When on-site repair is required, the Company may electronically dispatch its independent service providers' service technicians while monitoring and directing repair activities.

InterSoft

         The Company's InterSoft run time software offers customers a variety of features that can be included in OneVoice systems, including:

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

InVision

         InVision is the Company's proprietary, next-generation software tool which aids in the development and testing of custom call automation applications. InVision is based on a graphical user interface and allows developers to visualize and hear the interaction between users and OneVoice or InControl systems while developing custom applications. This user-friendly development tool allows the Company's customers to expand the scope and use of its systems. InterForm is the Company's proprietary, forms based software program which also can be used by developers to generate and maintain custom applications.

Network Services Platform (NSP) 5000

         The NSP 5000 platform is a Company proprietary design which utilizes a stardards-based compact, modular passive backplane allowing high port density per system, a critical factor for call center and telecommunications applications. The passive backplane design allows for easy system expansion and for the upgrade of standards-based system components, such as CPU's, as third party technologies advance. The NSP 5000 can utilize any one of the following operating systems: Unix, Windows NT or O/S2.

VocalCard

         VocalCard, a standards based call automation board, allows OneVoice systems to perform many functions in software which many other suppliers must perform using discrete hardware. Extensive use of software enables the Company to add features or enhance OneVoice systems without redesigning hardware.

FoneTower

         The Company has developed the FoneTower, an expansion chassis which enables users to insert up to 18 additional cards into a OneVoice module due to limitations in the number of expansion slots in some computer platforms. Capacity expansion and the provisioning of additional features and functions often require additional voice automation cards, such as VocalCard.

COMPETITION

         The call automation industry is fragmented and highly competitive. Based on industry surveys, no company participating in this industry has more than a 10% market share. Technological advances are critical to industry leadership and the Company competes primarily on the basis of a broad range of product capabilities and features, professional services (such as system customization), and customer support services. The principal competitors for the Company's OneVoice systems include Lucent Technologies (Formerly AT&T), Periphonics, Brite Voice Systems and Edify. The principal competitors for the Company's InterDial System include Davox, EIS and Mosaix. The principal competitors for the Company's telecommunications products include Lucent Technologies (including the former Octel), Comverse Technology (including the former Boston Technology), Brite Voice Systems, Glenayre Technologies and Periphonics. The Company anticipates that competition from existing competitors will continue to intensify. The Company may also face market entry from non-traditional competitors, including telephone switching equipment manufacturers and independent call automation service bureaus. Some of these competitors have greater financial, technological and marketing resources than the Company.

DISTRIBUTION

         The Company markets its products through both direct and indirect sales channels. During fiscal 1998, approximately 51% and 49% of the Company's total sales were attributable to direct sales to end-users and to sales to distributors, respectively, compared to 53% and 47%, respectively, in fiscal 1997. The Company provides discounts to volume end-user purchasers and its distributors reflecting decreased costs associated with such sales. During fiscal 1998, sales to existing customers, as a percentage of the Company's total sales, were 65%, the same as in fiscal year 1997, as the Company's customers continued to expand their systems and to add new and/or enhanced applications. The Company anticipates that sales to existing customers, as a percentage of the Company's total sales, will continue to be a significant percent of its total sales as it focuses additional marketing efforts on its installed base. No company accounted for 10% of total sales in fiscal 1998. One of the Company's resellers, Siemens AG, accounted for 10.2% of the Company's total sales in fiscal 1997 while MCI Telecommunications accounted for 11.2% of the Company's sales in fiscal 1996.

United States Distribution

         The Company sells its products directly to end-users and more than 85 distributors in the United States. This distributor network allows the Company to leverage an indirect sales force numbering in excess of 1,700 in addition to its domestic direct sales force of approximately 75. During fiscal 1998, approximately 52% and 48% of the Company's domestic sales were attributable to end-users and distributors, respectively. The Company's end-users include, among others, Aetna, Bank of America, Bell Canada, Fidelity Investments, First Chicago, First Union

Corporation, GTE, J. C. Penney, LCI International, Martin Marietta, MCI Telecommunications, Merrill Lynch, Microsoft, National Data Corporation, National Westminster Bank U.K., NationsBank, Sears Roebuck & Co., Social Security Administration, Sprint, The New England, TU Electric, USAA, and Wachovia. Marketing efforts by the Company include advertising, trade shows, direct mail campaigns and telemarketing, implemented by a field sales force.

         The Company enters into arrangements with distributors to broaden distribution channels, to increase its sales penetration to specific markets and industries and to provide certain customer services relating to the Company's products on the Company' behalf. Distributors are selected based on their access to markets, industries and customers that are candidates for the Company's products. The Company's major domestic distributors include Ameritech Information Systems, EDS, Fiserv, Fujitsu, GTE, Information Technology, Inc., NEC West, Norstan, Rockwell International, Siemens Business Communications, Sprint, Symitar Systems, U.S. Order and Wiltel.

International Distribution

         The Company's products are currently sold in 50 countries. The Company offers its products outside the United States through a network of more than 45 distributors which allows it to leverage an indirect sales force numbering in excess of 300 in addition to its international direct sales force of approximately 15. International distributors include Information Technology & Data (Turkey), IVRS Ltd. (Hong Kong), Loxbit (Australia), OLTP Voice (Venezuela), Phonetix (Canada), Promotora Kranon (Mexico), Siemens AG (Germany and Western Europe) and Switch (Chile). A subsidiary of the Company maintains offices in London, Frankfurt and Munich to support sales by distributors throughout the European Community, the Middle East and Africa. Company offices in Singapore and Sydney support sales by distributors throughout the Pacific Rim. The Company also maintains an office in Toronto to support its Canadian distributors.

         Most countries lag the United States in the development of their customer premise equipment call automation markets. Government regulation of telecommunications equipment and services, and the low penetration of digital switches and touch-tone telephones, have limited sales of call automation systems in many countries. Subject to differences in culture and business practices, the Company anticipates that the international market for customer premise equipment for call automation systems will grow as foreign countries overcome regulatory, technological and other barriers which limit the use of such systems. Recently, the Company has seen an accelerated demand for its telecommunications products as a result of increased competition among international network operators. The Company believes that international buyers are attracted to its products for a number of reasons including: its digital technology; the ease with which buyers can customize applications in foreign languages; the Company's systems' ability to support multiple languages concurrently, to interact with rotary telephones, and to support voice recognition when touchtone telephones are unavailable; and the Company's efforts in obtaining the required approvals for connectivity to the telephone networks in numerous international markets.

         International sales decreased 14% in fiscal 1998 and increased 36% and 65% in fiscal 1997 and 1996, respectively and as a percentage of total sales, were 21% in fiscal 1998, 24% in fiscal 1997 and 19% in fiscal 1996. Sales to the Americas (excluding the United States) constituted 54%, 47% and 61% of international sales in fiscal 1998, 1997 and 1996, respectively. Sales to Europe constituted 25%, 34% and 20% of international sales in fiscal 1998, 1997 and 1996, respectively. Sales to the Pacific Rim constituted 21%, 19% and 19% of international sales in fiscal 1998, 1997 and 1996, respectively. The decrease in sales to Europe, as a percentage of international sales, in fiscal 1998 and the increase in such sales in fiscal 1997 were primarily attributable to a large sale to a European based, global telecommunications company during fiscal 1997. This large sale also is primarily responsible for the decrease in international sales during fiscal 1998. The decline in sales to Europe as a percent of international sales in fiscal 1996 was primarily attributable to the slowing of sales to the European audiotex market. A discussion of the Company's export sales by geographical area for fiscal 1998, 1997 and 1996 is found in Note K to the Consolidated Financial Statements located in Item 8 of this report.

BACKLOG

         The Company's backlog at February 28, 1998, February 28, 1997 and February 29, 1996 was approximately $17 million, $11.4 million and $21.3 million, respectively. The Company expects all existing backlog to be delivered within the next fiscal year. Due to customer demand, many of the Company's sales are completed in the same fiscal quarter as ordered. Thus, the Company's backlog at any particular date may not be indicative of actual sales for any future period.

PROPRIETARY RIGHTS

         The Company believes that its existing patent, copyright, license and other proprietary rights in its products and technologies are material to the conduct of its business. To protect these proprietary rights, the Company relies on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 28, 1998, the Company owned 22 patents. In addition, the Company has registered "InterVoice" as a trademark in the United States and in certain foreign countries. The Company has also registered 24 trademarks and servicemarks in the United States for other product and service names and has registrations pending in the United States for various product and service names. The Company's software and other products are generally licensed to customers pursuant to a nontransferable license agreement that restricts the use of the software and other products to the customer's internal purposes. Although the Company's license agreements prohibit a customer from disclosing proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. Furthermore, even in cases where patents are granted, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The occurrence of the unauthorized use of the Company's proprietary information by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 3. Legal Proceedings."

         From time to time various owners of patents and copyrighted works send the Company letters alleging that its products do or might infringe upon the owners' intellectual property rights, and/or suggesting that the Company should negotiate a license or cross-license agreement with the owner. The Company's policy is to never knowingly infringe upon any third party's intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company has accelerated its program for applying for and receiving patents to reflect its technological innovations. The Company currently has a portfolio of 22 patents, and has applied and will continue to apply for a number of additional patents. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement. In certain situations, it might be beneficial for the Company to cross license certain of its patents for other patents which are relevant to the call automation industry.

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

MANUFACTURING AND FACILITIES

         The Company's manufacturing operations consist primarily of the final assembly, integration and extensive testing and quality control of subassemblies, host computers platforms, operating software and the Company's run time software. The Company currently uses third parties to perform printed circuit board assembly, sheet metal fabrication and customer-site service and repair. Although the Company generally uses standard computer platform parts and components for its products, some components, including certain semiconductors, and more specifically, digital signal processors and static random access memories, are presently available only from limited suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner. However, the Company's operating results could be adversely affected if the Company were unable to obtain such components from such sources in the future.

EMPLOYEES

         As of May 26, 1998, the Company had 662 employees.

ITEM 2.     PROPERTIES

         The Company owns and occupies a 225,000 square foot manufacturing and office facility in Dallas, Texas. The Company also leases approximately 5,000, 1,000, 3,000, and 4,000 square feet of office space in London, Singapore, Jacksonville (Florida), and Chicago, respectively.

      The Company has suitable properties and productive capacity for its near-term requirements. The Company owns land adjacent to its Dallas facility should additional office and/or manufacturing capacity be required.

ITEM 3.      LEGAL PROCEEDINGS

         Lucent Technologies ("Lucent") has suggested in correspondence to the Company that it should consider licensing certain Lucent patents for a substantial payment. The Company has an opinion from its outside legal counsel that the Company does not infringe the Lucent patents by reason of non-infringement and/or invalidity. The Company has suggested to Lucent that Lucent should consider licensing certain patents of the Company, and that a mutual cross-license might be in the best interests of both parties. The parties have discussed the possibility of negotiations for a mutually satisfactory cross-license agreement which would resolve the matter. There is no assurance that the Company will negotiate a cross-license agreement based on mutually satisfactory terms. Lucent has not threatened litigation against the Company. In the event that litigation is instituted against the Company concerning the Lucent patents, the Company intends to vigorously contest the claims and to assert defenses of non-infringement and/or invalidity of the patents, together with any other defenses and counterclaims, including any counterclaim for infringement of its patents, the Company might have. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation asserted against the Company in connection with the Lucent patents.

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

         High and low prices for the shares as reported in the Nasdaq National Market are shown below for the Company's fiscal quarters during fiscal 1998 and 1997.

    Fiscal 1998                                      Fiscal 1997
    -----------                                      -----------
    Quarter           High         Low               Quarter          High            Low
    -------           ----         ---               -------          ----            ---
    1st           $   12 7/16   $   8 1/2            1st            $   30 1/2    $   21 3/4
    2nd               10 5/8        8 5/8            2nd                22            12 1/4
    3rd               10 1/2        9                3rd                15 3/4        11 3/16
    4th               10 1/2        7                4th                14 7/8        10 1/2

         There were approximately 1,000 shareholders of record and approximately 12,500 beneficial shareholders of the Company at May 26, 1998 On May 26, 1998 the closing price of the Common Stock was $13.06.

         As partial consideration for the Company's purchase of the Enhanced Services Platform product line from Integrated Telephone Products, Inc. ("ITP"), the Company issued 60,465 shares of its common stock to ITP in a private placement exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) promulgated thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. The selected consolidated financial data presented below for each of the years in the five-year period ended February 28, 1998 are derived from the consolidated financial statements of InterVoice, Inc., which financial statements have been audited by Ernst & Young LLP, independent certified public accountants. The consolidated financial statements as of February 28, 1998 and 1997, and for each of the years in the three-year period ended February 28, 1998 and the report of Ernst & Young LLP thereon, are included elsewhere herein.

                                                                FISCAL YEAR ENDED FEBRUARY 29/28
                                                                --------------------------------
                                         1998*              1997**             1996                 1995***             1994
                                         -----              ------             ----                 -------             ----
Net Sales                           $ 102,307,713*     $ 104,845,692      $  97,103,054        $  76,265,228       $  60,933,903
Income (Loss) from Operations          (8,427,179)*       17,548,615**       25,054,742            9,304,113***       16,988,225
Net Income                             (5,139,846)*       12,760,481**       17,259,358            2,533,580***       11,705,501
Total Assets                           84,893,475        109,239,759         89,726,806           62,718,565          74,218,417
Long Term Debt                                 --                 --                 --                   --                  --

Net Income (Loss) per share:
  Basic                                      (.33)*              .79               1.10                  .16                 .68
  Diluted                                    (.33)*              .77               1.05                  .15                 .64


Shares used in per share
  calculations:
  Basic                                15,516,336         16,154,836         15,670,718           16,124,637          17,207,154
  Diluted                              15,516,336         16,591,160         16,399,433           16,759,656          18,416,290


*Fiscal 1998 net sales, loss from operations and net loss were impacted by adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2), tightening of certain of the Company's credit practices, non-recurring expense items and a non-recurring charge resulting from a portion of the price paid by the Company to Integrated Telephony Products, Inc. for its ESP product line having been attributed to in-process research and development. Without these items, net sales in fiscal 1998 would have been $107.8 million. Income from Operations would have been $2.6 million, and net income would have been $2.4 million, or $0.15 per share.

**Fiscal 1997 income from operations and net income were impacted by charges totaling approximately $1.8 million and $1.3 million, respectively, or $0.08 per share, resulting from a non-recurring litigation settlement. Without this charge, net income for fiscal 1997 would have been $0.85 per share.

***Fiscal 1995 income from operations and net income were impacted by a non-recurring charge totaling approximately $10.5 million, or $0.65 per share, associated with a significant portion of the purchase price of VoicePlex Corporation having been attributed to in-process research and development. Without this charge, earnings for fiscal 1995 would have been $0.80 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

      This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business - Product Strategy," "Business - Distribution," and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers (such as Siemens AG, an InterVoice distributor, which accounted for over ten percent of the Company's total sales during fiscal 1997 and MCI Telecommunications, which accounted for over ten percent of the Company's total sales during fiscal 1996), since such customers generally are not contractually obligated to place further orders with the Company.

o Legislative and administrative changes and, in particular, changes affecting the telecommunications industry, such as the Telecommunications Act of 1996. While many industry analysts expect the Telecommunications Act of 1996 ultimately to result in at least a temporary surge in the procurement of telecommunications equipment and related software and other products, there is no assurance that the Company can estimate with sufficient accuracy those products which will ultimately be purchased, the timing of any such purchases or the quantities to be purchased.

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

o Mergers and acquisitions between companies in the telecommunications and financial industries which could result in fewer companies purchasing the Company's products for telecommunications and financial applications, and/ or delay such purchases by companies that are in the process of reviewing their strategic alternatives in light of a merger or acquisition.

o Extreme price and volume trading volatility in the U.S. stock market, which has had a substantial effect on the market prices of securities of many high technology companies, frequently for reasons other than the operating performance of such companies. These broad market fluctuations could adversely affect the market price of the Company's common stock.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company adopted for its fiscal fourth quarter and fiscal year ended February 28, 1998. The Company changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share includes the impact of stock options and restricted stock arrangements.

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements and is not expected to have a significant impact on the Company. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company is still evaluating the impact that SFAS 131 will have on its future financial reporting.

RESULTS OF OPERATIONS

         The following table presents certain items as a percentage of sales for the Company's last three fiscal years.

                                                         Year ended February 29/28
                                                         -------------------------
                                                     1998*          1997            1996
                                                     -----          ----            ----
Sales                                                 100%           100%            100%

Cost of goods sold                                   47.8           38.3            35.5

Gross Margin                                         52.2           61.7            64.5

Research and development expenses                    12.4           11.1            10.0
Selling, general and administrative expenses         40.8           32.2            28.7
Non-recurring expenses                                7.3            1.7**            --
Operating income                                     (8.2)          16.7**          25.8
Other income - net                                     .8             .6              .5
Income (loss) before taxes                           (7.5)          17.3**          26.3
Income taxes (benefit)                               (2.4)           5.2             8.6

Net Income (loss)                                    (5.0)%         12.1%**         17.7%

*See discussion of fiscal 1998 in Item 6, Selected Financial Data. Had it not been impacted by the adoption of SOP 97-2, tightened credit practices, non-recurring expense items and a charge for in-process research and development, cost of goods sold, gross margin, research and development expenses, selling, general and administrative expenses, operating income and net income as a percentage of sales would have been 45.3%, 54.7%, 11.8%, 38.7%, 2.3% and 2.2%, respectively.

**Impacted by a non-recurring charge totaling approximately $1.8 million ($1.3 million net of tax) resulting from litigation settlement. Without this charge, operating income and net income for fiscal 1997 would have been 18.4% and 13.4% of sales, respectively.

SALES

         Sales are derived primarily from the shipment of call automation systems to both new and existing customers in two major market categories:
Customer Premise Equipment (CPE) and Telecommunications (Telco). Due to customer demand, many of the Company's transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically resulted in sales fluctuations from quarter to quarter. In the past, the impact of these fluctuations has been mitigated to some extent by vertical markets and by the geographic location of the Company's existing and prospective customers. However, the Company has become more prone to quarterly sales fluctuations due to its sales to the worldwide Telco market which are generally large in dollar amount and unevenly distributed throughout the fiscal year.

         Effective December 1, 1997 the Company elected to make an early adoption of the American Institute of Public Accountants' Statement of Position 97-2 (SOP 97-2). Prior to the adoption of SOP 97-2, the Company's policy provided for the recognition of revenue upon shipment, provided that the Company's remaining obligations relating to system installation and testing were not significant. With SOP 97-2, contract accounting was adopted for systems that require Company customization and installation. Revenue for contracts for large systems, generally greater than $500,000 in sales value, is recognized on the percentage of completion method. Revenue for smaller systems is recognized on the completed contract method, i.e., when all the Company's obligations have been met. The requirements of SOP 97-2 only apply to sales which require customization and/or installation by the Company, and such sales have historically accounted for approximately 30% of the Company's aggregate annual sales. As contemplated in disclosures made in the Company's Form 10-Q in each of the first three quarters of the Company's fiscal 1998, adoption of SOP 97-2 delayed by 60 to 90 days the Company's recognition of approximately $3 million in revenue in the fourth quarter of fiscal 1998. The adoption of SOP 97-2 will result in the Company not recognizing revenue in the fiscal quarter that certain systems are shipped. However, adoption of SOP 97-2 will also result in the

Company recognizing revenue during a fiscal quarter from systems shipped in previous fiscal periods. Accordingly, the Company cannot predict whether the adoption of SOP 97-2 will result in a decrease or an increase in aggregate revenues for any future fiscal quarter.

         From time to time, the Company has agreed to amend customer purchase orders to extend normal payment terms in exchange for accelerating delivery and installation of systems, particularly systems not requiring customization. The Company tightened this practice in its fourth quarter of fiscal 1998 to improve cash flow. This decision resulted in an approximate $2.5 million decrease to revenues during the quarter and fiscal year.

         Worldwide sales in fiscal 1998 declined 2% from the immediately preceding year, and increased 8% and 27% in fiscal 1997 and 1996, respectively. Worldwide CPE sales decreased 1% in fiscal 1998 and increased 15% and 41% in fiscal years 1997 and 1996, respectively. Worldwide Telco sales declined 15% and 19% in fiscal 1998 and 1997, respectively, and increased 5% in fiscal year 1996. CPE sales constituted 70%, 69% and 65% of the Company's total sales in fiscal years 1998, 1997 and 1996, respectively, while Telco sales made up 17%, 19% and 26% of the Company's total sales during the same time periods. Sales of system maintenance contracts expanded to over 4,000 end users and comprised 13%, 12% and 9% of the Company's total sales in fiscal 1998, 1997 and 1996, respectively.

         Domestic CPE sales in both fiscal 1998 and 1997 increased 11% and 36% in fiscal 1996 due to the Company's continued investment in the expansion of its distribution channels and marketing and advertisement programs and in the hiring and training of new and existing sales, service and support personnel. International CPE sales in fiscal 1998 decreased 37%, and increased 30% and 62% in fiscal 1997 and 1996, respectively. Decreased international sales in fiscal 1998 resulted from a poor Pacific Rim economic environment and a concentration of the Company's sales efforts in Latin America on telecommunications opportunities. International sales increased in fiscal 1997 and 1996 for the same reasons as the increase in domestic CPE sales. International CPE sales constituted 10%, 24% and 21% of the Company's total CPE sales in fiscal years 1998, 1997 and 1996, respectively.

         The Company believes the decline in worldwide Telco sales during fiscal 1998 and 1997 was attributable to a soft domestic telecommunications market. The Company believes the market softness was attributable, in part, particularly during fiscal 1997, to temporary delays by some telecommunications companies in implementing call automation solutions while they evaluated marketing and investment strategies in light of new opportunities resulting from deregulation under the Telecommunications Act of 1996 and judicial proceedings relating to certain provisions of the Act. Telco sales increased in fiscal 1996 as a result of the hiring and training of new and existing sales, service and support personnel and of the expansion of marketing programs. International Telco sales constituted 62%, 39% and 21% of the Company's total Telco sales in fiscal years 1998, 1997 and 1996, respectively.

         Prices for the Company's products have remained stable, as measured by price per line shipped, during fiscal 1998, 1997 and 1996 although the features and functions per line shipped have become more robust. The Company's exposure to foreign currency fluctuations is minimal as less than 3% of total sales are denominated in foreign currencies.

COST OF GOODS SOLD

         During fiscal 1998, the Company experienced an increase in cost of goods sold to 47.8% of total sales from 38.3% and 35.5% in fiscal 1997 and 1996, respectively. This was the result of the Company's continued investment in applications engineering and customer service resources to pursue opportunities in all of its markets despite lower than anticipated sales. The Company believes, based on anticipated sales, that in fiscal 1999 cost of goods sold, as a percentage of sales, will be slightly lower than in fiscal 1998.

RESEARCH AND DEVELOPMENT

         Fiscal 1998, 1997 and 1996 research and development expenses were approximately $12.7 million, $11.7 million and $9.8 million, respectively. Fiscal 1998 expenses included porting the Company's InterSoft run time software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; the development of the NSP 5000 platform; the development of the InControl product line and InVision and the integration of the ESP product line purchased from Integrated Telephony Products,

Inc. into the Company's InControl product offering. Additionally, expenditures were made in fiscal 1998, 1997 and 1996 for the ongoing development of the Company's OneVoice Software Agent Platform including OneVoice systems (the Company's call automation system), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), development of InVision, and continued development of InterForm (a custom applications generation, or script building, user tool) and digital VocalCard software and hardware functionality. Research and development expenses in fiscal 1997 and 1998 also reflect the development of computer platform independent hardware and software, a voice mail system, speech recognition in both alpha and numeric format (including continuous speech), voice verification, a facsimile server, the OneVoice CallCenter, vertical industry application packages (including applications targeted for the telecommunications industry), enhancements to the telecommunications products obtained when the Company acquired VoicePlex Corporation, and international homologations (the approvals required for connectivity to the telephone network in numerous international markets). The Company has not capitalized internal hardware or software development expenses. The Company expects that in fiscal 1999 it will maintain its strong commitment to research and development at a targeted percentage of anticipated sales slightly lower than in fiscal 1998. The Company believes that this level of commitment should enable it to stay in the forefront of technology development in its business segment, which is essential to improving the Company's position in the industry.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased to approximately $41.8 million in fiscal 1998 from $33.7 million in fiscal 1997 and approximately $27.8 million in fiscal 1996 as the Company continued to hire and train new and existing sales, service and support personnel and expand its marketing and advertising programs worldwide. The Company has undertaken measures to control expenses, particularly selling, general and administrative expenses (see discussion below in "Income (loss) from Operations"). Accordingly, the Company expects, based on anticipated sales, that in fiscal 1999 selling, general and administrative expenses, as a percentage of sales, will be slightly less than in fiscal 1998.

OTHER INCOME

         Other income is primarily interest income on cash and short term investments. The increase in other income in fiscal 1998 versus fiscal 1997 and in fiscal 1997 versus fiscal 1996 reflected the Company's increased average cash balances.

INCOME (LOSS) FROM OPERATIONS

         The Company incurred an operating loss and a net loss during fiscal 1998 of $8.4 million and $5.1 million, respectively. The Company generated operating income of $17.5 million and net income of $12.8 million in fiscal year 1997. During fiscal 1996, the Company generated operating income of $25.1 million and net income of $17.3 million.

         In order to understand the Company's operating and net income over the last three fiscal years, it must be noted that the Company, during fiscal 1998, incurred non-recurring charges of approximately $7.4 million including the following: $1.0 million associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer; $1.0 million to provide for potential inventory obsolescence in the light of a migration of the Company's customers to its NSP 5000 platform; $3.0 million to write off certain intangible assets as a result of the Company's re-examination of its product development and infrastructure requirements and $0.6 million to write off certain accounts receivable deemed uncollectible. Additionally, the Company wrote off as in-process research and development approximately $1.8 million of the purchase price paid to Integrated Telephony Products, Inc. for its ESP product line. Also impacting operating income in fiscal 1998 was the Company's adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2) and a tightening of the Company's credit practices to improve cash flow.
See Item 7 - "Sales".

         The Company incurred a one time charge of approximately $1.8 million in connection with the settlement of certain litigation during fiscal 1997.

         Adjusting for the one time charges and other items discussed above, the Company would have generated operating income of approximately $2.6 million and approximately $19.3 million in fiscal 1998 and 1997, respectively, and net income of approximately $2.3 million and $14.0 million in fiscal 1998 and 1997, respectively. Adjusted operating income in fiscal 1998 and fiscal 1997 decreased 87% and 23%, respectively, versus the previous fiscal year as the Company increased its investment in sales, marketing, application engineering, and research and development resources without a corresponding increase in the Company's sales. These investments were made to continue to pursue opportunities in the CPE and Telco markets. Adjusted net income for fiscal 1998 and fiscal 1997 decreased 84% and 19%, respectively, versus the previous fiscal year for the same reasons as operating income decreased.

         The Company has undertaken measures to control expenses, particularly selling, general and administrative expenses. These expense control measures have begun to reduce the Company's expenses and should begin to improve the ratio of expenses to sales in future fiscal periods, based on the Company's anticipated sales and assuming that expense levels are not unduly influenced by unusually high one time expenses related to litigation matters, any potential mergers or acquisitions, any major research and development efforts which are not currently contemplated but which become necessary in light of market or strategic requirements, or any other future contingencies which are not currently contemplated by the Company. Any anticipated increases in operating income and net income during fiscal 1999 are expected to be at a rate slightly higher than the percentage increase in anticipated sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $4.2 million in cash and cash equivalents at February 28, 1998, down from $24.2 million at February 28, 1997. While the Company generated positive net cash from operations of approximately $14.4 million during fiscal 1998, investment activities (consisting of the acquisition and purchase of fixed assets and third party software) and financing activities (consisting primarily of the repurchase of shares of the Company's common stock) together used approximately $43.4 million. Investment activities totaling approximately $17.7 million during 1998 included purchasing the ESP product line from Integrated Telephony Products, Inc., purchasing computing hardware and software to update the Company's enterprise systems and to provide the information systems infrastructure needed to support the Company's worldwide growth. Expenditures were also made to acquire third party developed software to be integrated into the Company's InterSoft software to allow the Company to offer its customers greater functionality and to ensure the Company's products comply with an increasing variety of hardware and software technologies and standards. Financing activities during fiscal 1998 included the repurchase of 2,700,800 shares of the Company's common stock, at a cost of approximately $26.2 million pursuant to authorizations by its Board of Directors during fiscal 1997 and 1998 to repurchase up to an aggregate of 4,000,000 shares. The Company believes that market conditions made such share repurchases of value to its shareholders. As a result of these investment and financing activities, the Company borrowed $9.0 million against its $15 million credit line from NationsBank and experienced a reduction of its cash reserves of approximately $20.0 million during fiscal 1998. Subsequent to the end of fiscal 1998, the Company repurchased an additional 10,000 shares of the Company's stock at a cost of $117,900. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise.

         The Company believes that its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. The Company also believes it has access to other financial resources to pursue any investment opportunities or financing requirements that might arise in the foreseeable future. The Company is currently negotiating an extension of its $15 million credit facility with NationsBank which is scheduled to expire on June 30, 1998. As with any negotiation, there is no assurance that the Company and NationsBank will agree to an extension of the credit facility, however, the Company believes it has access to other potential sources for credit facility financing if the facility with NationsBank is not renewed.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                               ------------------
FISCAL 1998                               31-May-97        31-Aug-97        30-Nov-97         28-Feb-98
                                          ---------        ---------        ---------         ---------
Sales                                   $ 24,742,283     $ 29,276,334     $ 25,545,358     $ 22,743,738*
Income (loss) from Operations                228,189        3,000,497          282,661      (11,938,526)*
Net Income (loss)                            270,862        2,216,181          256,258       (7,883,147)*
Net Income (loss) per share-basic                .02              .14              .02             (.55)*
Net Income (loss) per share-diluted              .02              .14              .02             (.55)*

*Includes the impact of the adoption of SOP 97-2, tightened credit practices, non-recurring expense items, and a charge for in-process research and development (see discussion of fiscal 1998 in Item G, Selected Financial Data). Without these items, sales for the quarter ended February 28, 1998 would have been approximately $28.2 million and earnings would have been approximately $0.16 per diluted share.

THREE MONTHS ENDED
------------------
FISCAL 1997                        31-May-96       31-Aug-96        30-Nov-96       28-Feb-97
                                   ---------       ---------        ---------       ---------
Sales                             $25,559,501     $27,300,022     $24,335,974      $27,650,200
Income from Operations              5,797,049       6,158,964       1,655,513*       3,937,089
Net income                          3,979,261       4,271,054       1,249,990*       3,260,176
Net income per share-basic                .25             .27             .08*             .20
Net income per share-diluted              .24             .26             .08*             .20

*Includes a one time charge of $1,800,000, ($1,287,000 net of taxes), or $0.08 per share, associated with the settlement of certain litigation. Without this charge, earnings for the quarter ended November 30, 1996 would have been $0.16 per diluted share.

YEAR 2000 COMPLIANCE

      Many installed computer systems used by numerous companies to run a variety of applications are not capable of processing date sensitive information that falls beyond the twentieth century. Unless these computer systems are replaced or upgraded prior to the year 2000 to process such date sensitive information, the systems may experience severe operating difficulties or system failures. Beginning in fiscal 1996, the Company initiated a program to replace and upgrade its information systems to accommodate the Company's growth, improve productivity and remediate any century compliance problems. This program should be substantially completed before the year 2000. Additionally, the Company has created a year 2000 project team to review its information systems and assess and resolve any century compliance issues that are found. The team also is attempting to ensure that any replacements and upgrades to the Company's information systems are century compliant. As a result of the program to replace and upgrade its information systems, and the efforts of the year 2000 project team, the Company believes that its information systems will be century compliant prior to the year 2000. However, there is no assurance that the Company will identify and resolve any and all century compliance problems with its information systems in timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

      Based on a thorough review and testing of its software products and other products, the Company believes that its current products are century compliant. The Company's assessment of its current products is partially dependent upon the accuracy of representations concerning century compliance made by its suppliers, such as Microsoft and IBM. Many of the Company's customers are, however, using earlier versions of the Company's software products and other products that may not be century compliant. The Company has instituted programs to actively warn these customers of the risks associated with using software and other products which may not be century compliant, and to actively encourage such customers to migrate to the Company's current products. In addition, the Company's products are generally integrated with a customer's enterprise system, which involves software products developed by other vendors. A customer may mistakenly believe that century compliance problems with its enterprise system are attributable to products provided by the Company. The Company may in the future be subject to claims based on century compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been a party to any proceeding involving its products or services in connection with century compliance issues, however, there is no assurance that the Company will not in the future be required to defend its products or services in such proceedings against claims of century compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Independent Auditors Report of Ernst & Young LLP and the Consolidated Financial Statements of the Company as of February 28, 1998 and for each of the three years in the period ended February 28, 1998 follow:

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
InterVoice, Inc.

We have audited the accompanying consolidated balance sheets of InterVoice, Inc. and subsidiaries as of February 28, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterVoice, Inc. and subsidiaries at February 28, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note B, effective for transactions entered into after December 1, 1997, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 97-2 "Software Revenue Recognition."


                                                 Ernst & Young LLP



Dallas, Texas
April 7, 1998

                                InterVoice, Inc.
                           Consolidated Balance Sheets

                                                          February 28,       February 28,
ASSETS                                                       1998                1997
----------------------------------------------------     -------------      -------------
CURRENT ASSETS
     Cash and cash equivalents                           $   4,190,940      $  24,162,024
     Accounts and notes receivable, net of allowance
       for doubtful accounts of $368,004 in 1998 and
       $250,950 in 1997                                     26,040,332         33,506,747
     Inventory                                               9,343,338         11,315,385
     Prepaid expenses and other current assets               4,490,813          3,894,498
     Deferred income taxes                                   2,325,745          1,419,495
                                                         -------------      -------------
                                                            46,391,168         74,298,149
PROPERTY AND EQUIPMENT
     Building                                               16,249,914         16,140,989
     Computer equipment                                     24,496,337         15,801,171
     Furniture, fixtures and other                           3,756,164          5,322,288
     Service equipment                                       4,582,221          2,768,178
                                                         -------------      -------------
                                                            49,084,636         40,032,626
     Less allowance for depreciation                        16,736,766         13,676,956
                                                         -------------      -------------
                                                            32,347,870         26,355,670
OTHER ASSETS
     Intangible assets, net of amortization
       of $1,679,113 in 1998 and
       $1,802,708 in 1997                                    6,154,437          8,585,940
                                                         -------------      -------------
                                                         $  84,893,475      $ 109,239,759
                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses               $  10,491,914      $  12,954,975
     Customer deposits                                       2,625,498          3,403,739
     Deferred income                                         5,500,743          4,995,231
     Short term borrowings                                   9,000,000                 --
                                                         -------------      -------------
                                                            27,618,155         21,353,945

DEFERRED INCOME TAXES                                          644,802          1,695,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 19,503,291  issued,
       13,802,491 outstanding in 1998
       and 19,353,973 issued, 16,353,973
       outstanding in 1997                                       9,726              9,667
     Additional capital                                     44,314,685         43,028,780
     Unearned compensation                                          --           (493,634)
     Treasury stock - at cost                              (50,202,999)       (24,003,245)
     Retained earnings                                      62,509,106         67,648,952
                                                         -------------      -------------
                                                            56,630,518         86,190,520
                                                         -------------      -------------
                                                         $  84,893,475      $ 109,239,759
                                                         =============      =============

See notes to consolidated financial statements.

                                InterVoice, Inc.
                      Consolidated Statements of Operations

                                                            Year Ended February 29/28
                                                --------------------------------------------------
                                                     1998               1997              1996
                                                -------------      -------------     -------------
SALES                                           $ 102,307,713      $ 104,845,697     $  97,103,054

COST OF GOODS SOLD                                 48,854,519         40,131,308        34,468,112
                                                -------------      -------------     -------------

GROSS MARGIN                                       53,453,194         64,714,389        62,634,942

Research and development expenses                  12,688,638         11,652,934         9,757,972
Selling, general and
  administrative expenses                          41,774,242         33,712,840        27,822,228
Non recurring expense                               7,417,493          1,800,000                --
                                                -------------      -------------     -------------

INCOME (LOSS) FROM OPERATIONS                      (8,427,179)        17,548,615        25,054,742

Other income - net                                    783,643            680,644           532,065
                                                -------------      -------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)        (7,643,536)        18,229,259        25,586,807

INCOME TAXES (BENEFIT)
      Current                                        (546,949)         4,191,807         8,371,856
      Deferred                                     (1,956,741)         1,276,971           (44,407)
                                                -------------      -------------     -------------

INCOME TAXES BENEFIT                               (2,503,690)         5,468,778         8,327,449
                                                -------------      -------------     -------------

NET INCOME (LOSS)                               $  (5,139,846)     $  12,760,481     $  17,259,358
                                                =============      =============     =============

Net income (loss) per share - basic             $       (0.33)     $        0.79     $        1.10
                                                =============      =============     =============

Net income (loss) per share - diluted           $       (0.33)     $        0.77     $        1.05
                                                =============      =============     =============



See notes to consolidated financial statements.

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity

                                         Common Stock
                                  -------------------------    Additional   Unearned       Treasury      Retained
                                      Shares        Amount      Capital   Compensation      Stock         Earnings       Total
                                  -----------------------------------------------------------------------------------------------
Balance at February 28, 1995        15,381,503   $  9,167   $ 33,212,063    $      --   $(24,003,245)  $ 37,629,113  $ 46,847,098
     Exercise of stock
        options                        571,942        278      3,763,469           --             --             --     3,763,747
     Tax benefit from
        exercise of
        stock options                       --         --      1,545,825           --             --             --     1,545,825
     Issuance of
        restricted stock                30,761         15        581,713     (436,281)            --             --       145,447
     Net income                             --         --             --           --             --     17,259,358    17,259,358
                                  -----------------------------------------------------------------------------------------------
Balance at February 29, 1996        15,984,206      9,460     39,103,070     (436,281)   (24,003,245)    54,888,471    69,561,475
     Exercise of stock
        options                        344,083        194      2,710,623           --             --             --     2,710,817
     Tax benefit from
        exercise of
        stock options                       --         --        562,340           --             --             --       562,340
     Issuance of
        restricted stock                25,684         13        652,747      (57,353)            --             --       595,407
     Net income                             --         --             --           --             --     12,760,481    12,760,481
                                  -----------------------------------------------------------------------------------------------
Balance at February 28, 1997        16,353,973      9,667     43,028,780     (493,634)   (24,003,245)    67,648,952    86,190,520
     Exercise of stock
        options                         97,622         33        752,805           --             --             --       752,838
     Tax benefit from
        exercise of
        stock options                       --         --        246,653           --             --             --       246,653
     Issuance of restricted
        stock, net of forfeitures       (8,769)        (4)      (213,523)     493,634             --             --       280,107
     Issuance of stock to
        purchase software               60,465         30        499,970           --             --             --       500,000
     Purchase of treasury
        stock, net                  (2,700,800)        --             --           --    (26,199,754)            --   (26,199,754)
     Net loss                               --         --             --           --             --     (5,139,846)   (5,139,846)
                                  -----------------------------------------------------------------------------------------------
Balance at February 28, 1998        13,802,491   $  9,726   $ 44,314,685    $      --   $(50,202,999)  $ 62,509,106  $ 56,630,518
                                  ===============================================================================================

See notes to consolidated financial statements.

                                InterVoice, Inc.
                      Consolidated Statements of Cash Flows

                                                          Year Ended February 28/29
                                                  ------------------------------------------
                                                       1998           1997           1996
                                                  ------------   ------------   ------------
OPERATING ACTIVITIES
   Net income (loss)                              $ (5,139,846)  $ 12,760,481   $ 17,259,358
   Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
         Purchased research and
           development                               1,750,000             --             --
         Depreciation and amortization               9,710,597      4,946,376      4,393,988
         Compensation expense                          493,634        595,407        145,447
         Deferred income taxes (benefit)            (1,956,741)     1,276,971        (44,407)
         Provision for doubtful accounts               291,491        397,739        173,928
         Provision for slow moving inventories       1,935,067      1,200,000        752,090
         Disposal of equipment                         595,760         89,447         11,669
         Write off of intangible assets              2,802,423             --             --
         Changes in operating assets and
           liabilities:
           Accounts receivable                       7,174,924     (9,200,060)    (7,279,317)
           Inventories                                  36,980       (671,365)    (3,657,122)
           Prepaid expenses and other assets          (420,265)    (3,520,298)      (288,339)
           Accounts payable
              and accrued expenses                  (2,622,499)     1,097,596      2,258,010
           Customer deposits                          (778,241)       876,225      1,395,750
           Deferred income                             505,512        920,132        710,251
           Income taxes payable                             --             --       (459,505)
                                                  ------------   ------------   ------------
                                                    14,378,796     10,768,651     15,371,801

INVESTING ACTIVITIES
   Purchases of property and equipment              (9,239,831)    (8,545,318)    (4,601,288)
   Increase in other assets                         (8,449,606)    (4,346,102)    (2,944,569)
   (Increase) decrease in notes receivable                  --             --        161,508
                                                  ------------   ------------   ------------
                                                   (17,689,437)   (12,891,420)    (7,384,349)

FINANCING ACTIVITIES
   Short term borrowings                             9,000,000             --             --
   Purchase of treasury stock                      (26,199,754)            --             --
   Exercise of stock options                           539,311      2,710,817      5,309,572
                                                  ------------   ------------   ------------
                                                   (16,660,443)     2,710,817      5,309,572

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (19,971,084)       588,048     13,297,024

Cash and cash equivalents, beginning of year        24,162,024     23,573,976     10,276,952
                                                  ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR            $  4,190,940   $ 24,162,024   $ 23,573,976
                                                  ============   ============   ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

The Company develops, sells and services call automation systems with a traditional emphasis on allowing individuals to interact with computer databases using their telephones, personal computers, credit card terminals or voice. The Company's "OneVoice" and "InterDial" systems are used by a variety of enterprises to disseminate and receive information efficiently, allowing multiple callers simultaneous access to computer databases without the expense of maintaining a manned workstation for each telephone line, or by automatically dialing phone numbers and only transferring a call to an agent if the call is answered and the called party remains on the phone. More recently, the Company has focused on its "InControl" systems which provide call automation and enhanced calling features to telecommunications operators. All of the Company's systems include software designed to simplify system customization while permitting a number of diverse product applications. The Company sells its products directly to end-users and through more than 130 domestic and international distributors.

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

CASH AND CASH EQUIVALENTS: Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value.

INVENTORIES: Inventories, primarily system components, are valued at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Amounts presented are net of inventory valuation allowances totaling $1,360,000 and $166,000 at February 28, 1998 and 1997, respectively.

PROPERTY AND EQUIPMENT: Property and Equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over each asset's estimated useful life. The range of useful lives by major category are: buildings: 5 to 40 years; computer equipment: 3 to 5 years; furniture, fixtures and other: 5 years; and service equipment: 3 years. Depreciation expense totaled $6,305,410, $4,124,289 and $2,834,613 in fiscal 1998, 1997 and 1996, respectively.

INTANGIBLE ASSETS: Intangible assets, which include patent licenses, purchased software and license fees for technologies, such as text to speech and speech recognition, are being amortized by the straight-line method based on the Company's assessment of each asset's useful life. Useful lives range from five to twelve years. Amortization expense for these items totaled $2,199,314, $822,087 and $647,261 in fiscal 1998, 1997 and 1996, respectively. The increase in amortization expense in fiscal 1998 versus prior fiscal years is associated with completion of the implementation and commencement of amortization of the Company's new enterprise systems.

REVENUE RECOGNITION: The Company recognizes revenue for sales of systems which do not require customization by the Company at the time of shipment. Subsequent to December 1, 1997, revenue for systems which require customization by the Company are recognized by the contract method of accounting using percentage of completion for larger, more complex systems (generally over a $500,000 sales price) and the completed contract method for smaller systems. Prior to December 1, 1997, the Company recognized revenue on systems requiring customization at the date of shipment or at the point after shipment when the remaining obligations of the Company became insignificant. This change in accounting was required by the American Institute of CPA's Statement of Position 97-2 which was adopted by the Company as of December 1, 1997 and is required to be applied prospectively for transactions entered into after that date.

The Company recognizes revenue from services at the time the service is performed or over the period of the contract for maintenance/support.

EARNINGS PER SHARE: Effective with the fiscal year ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No.
128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share for all periods have been restated to conform to the SFAS 128 requirements.

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to current year presentation.

NOTE C - INTANGIBLE ASSETS

The Company purchased the Enhanced Services Platform (ESP) product line and certain other assets from Integrated Telephony Products, Inc. on February 26, 1998 in a transaction accounted for as a purchase. This purchase price of $5,188,071 was comprised of $4,612,500 in cash, Company common stock valued at $500,000 and other direct acquisition costs totaling $75,571. The allocation of the purchase price among the identifiable tangible and intangible assets was based on the fair market value of those assets using a risk adjusted income approach. Based on appraised value, a portion of the purchase price was allocated to purchased research and development which had not reached technological feasibility and had no alternative future use. This allocation resulted in a $1,155,000 charge, net of taxes, to the Company's operations in fiscal year 1998. The remaining purchase price was allocated, based on appraisals, to software ($3,113,643), net tangible assets ($324,428), and deferred tax assets ($595,000).

         The Company reviewed its portfolio of intangible assets during fiscal 1998 and wrote off certain items as a result of re-examining its human resource allocation, product development plans and infrastructure requirements. Previously capitalized third party product development costs totaling approximately $1.4 million were written off in line with the Company's strategy to narrow its product development focus. Previously capitalized third party development costs of approximately $1.6 million associated with inefficient, stand alone system configuration software were written off as the Company's new enterprise systems have enabled it to develop and integrate system configuration capabilities which, previously, were addressed by the stand alone system.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at February 28:

                                        1998                1997
                                        ----                ----
Accounts payable                   $     7,766,531     $    10,094,466
Accrued compensation                     1,575,534           1,572,875
Other                                    1,149,849           1,287,634
                                   ---------------     ---------------
                                   $    10,491,914          12,954,975
                                   ===============     ===============

NOTE E - REVOLVING CREDIT AGREEMENT

The Company has an unsecured revolving credit agreement with NationsBank in the amount of $15,000,000 which expires June 30, 1998. All borrowings under the agreement accrue interest at the bank's prime rate. At February 28, 1998, the Company had borrowed $9,000,000 under the agreement at an average annual interest rate of 8.5%.

NOTE F - INCOME TAXES

Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax assets and liabilities are as follows at February 28:

                                                           1998            1997
                                                           ----            ----
Deferred tax assets:
Allowance for slow moving inventories                  $   240,066     $    62,956
Deferred revenue                                         1,155,371         738,667
Accrued expenses                                           213,809         133,410
Allowance for doubtful accounts                            139,566          69,782
Book over tax depreciation/amortization                  2,227,807         406,846
Charitable contributions carryforword                      955,800              --
Valuation allowance                                       (955,800)             --
Sales returns reserve                                      493,025         295,815
Other                                                       83,908          74,750
                                                       -----------     -----------
   Total deferred tax assets                             4,553,552       1,782,226
                                                       -----------     -----------
Deferred tax liabilities:
Capitalized Software                                     2,683,412       1,814,368
Prepaid assets                                             186,366         240,826
Other                                                        2,831           2,831
                                                       -----------     -----------
   Total deferred tax liabilities                        2,872,609       2,058,025
                                                       -----------     -----------

   Net deferred tax assets (liabilities)               $ 1,680,943     $  (275,799)
                                                       ===========     ===========

A valuation allowance has been established against the Company's charitable contribution carryforward due to statutory limitations that make its future realization uncertain.


Domestic and foreign income before taxes, and details of the income tax provision are as follows:

                                            1998              1997              1996
                                            ----              ----              ----
Income (loss) before taxes:
Domestic                                $ (7,640,210)     $ 18,610,597      $ 26,671,904
Foreign                                       (3,326)         (381,338)       (1,085,097)
                                        ------------      ------------      ------------
                                        $ (7,643,536)     $ 18,229,259      $ 25,586,807
                                        ============      ============      ============

Income tax provision (benefit):
Current:
     Federal                            $   (496,864)     $  4,137,807      $  8,050,856
     State                                   (50,085)           54,000           321,000
                                        ------------      ------------      ------------
       Total current                        (546,949)        4,191,807         8,371,856
Deferred:
     Federal                              (1,805,826)        1,156,811           (40,982)
     State                                  (150,915)          120,160            (3,425)
                                        ------------      ------------      ------------
       Total deferred                     (1,956,741)        1,276,971           (44,407)
                                        ------------      ------------      ------------
Total                                   $ (2,503,690)     $  5,468,778      $  8,327,449
                                        ============      ============      ============

A reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows:

                                                       1998                         1997                        1996
                                                       ----                         ----                        ----
                                                 $               %              $            %             $             %
                                                 -               -              -            -             -             -
Federal income taxes at statutory rates      (2,598,802)         (34)       6,380,240         35        8,955,382          35
Research and development tax credit            (282,628)        (3.7)         244,000        1.3         (388,000)       (1.5)
Tax exempt interest                            (100,727)        (1.3)        (175,588)      (1.0)              --          --
State taxes, net of federal benefit            (275,492)        (3.6)          35,100         .2          259,000         1.0
Foreign loss not benefited                           --           --          132,684         .7          380,576         1.5
Foreign sales corp. (benefit)/expense            24,107           .3         (544,036)      (3.0)        (521,208)       (2.0)
Write-off foreign subsidiary
         stock/debt                                  --           --         (792,517)      (4.2)              --          --
Charitable Contributions in excess of
         statutory limitation                   550,147          7.2               --         --               --          --
Other                                           179,705          2.3          188,895        1.0         (358,301)       (1.5)
                                            -----------      -------      -----------     ------      -----------      ------
                                             (2,503,690)       (32.8)       5,468,778       30.0      $ 8,327,449        32.5
                                            ===========      =======      ===========     ======      ===========      ======

Income taxes, net of refunds, of $2,175,000, $6,587,097 and $7,240,945 were paid in fiscal 1998, 1997 and 1996, respectively.

NOTE G- STOCKHOLDERS' EQUITY

Stock option plans are in effect under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as incentive stock options to key employees. Option prices per share are the fair market value per share of stock, based on the closing per share price on the date of grant. The Company has granted options at various dates with terms under which the options become exercisable at the rate of 20%, 25% or 33% per year. Options becoming exercisable at 33% per year are exercisable for six or ten years after the date of grant. Options becoming exercisable at 20% or 25% per year are exercisable for ten years after the date of grant.

                                                                           OPTION PRICE       WEIGHTED AVERAGE EXERCISE
                                                          SHARES             PER SHARE            PRICE PER SHARE
                                                          ------           ------------       --------------------------
Balance at February 28, 1995                            1,822,663
     Granted                                              510,750        $14.75 to $22.00
     Exercised                                           (514,177)        $2.06 to $18.75
     Forfeited                                           (164,912)        $4.31 to $21.38
                                                      -----------
Balance at February 29, 1996                            1,654,324
     Granted                                              603,300        $11.88 to $27.25             $21.57
     Exercised                                           (285,736)        $2.06 to $19.25             $18.21
     Forfeited                                           (185,788)        $7.63 to $26.25             $16.74
                                                      -----------
Balance at February 28, 1997                            1,786,100
     Granted                                            1,055,745         $7.50 to $11.38             $9.96
     Exercised                                            (49,195)         $3.28 to $8.50             $7.03
     Forfeited                                         (1,092,006)        $2.06 to $27.25             $18.40
                                                      -----------
Balance at February 28, 1998                            1,700,644
                                                      ===========

A total of 589,518 and 702,328 employee options were exercisable at average prices of $11.96 and $13.02 at February 28, 1998 and 1997, respectively.

A stock option plan is in effect under which nonqualified stock options may be issued by the Board of Directors as nonqualified stock options to non-employees. Options are issued to non-employee directors in accordance with a formula prescribed by the plan. Option prices per share are the fair market value per share, based on the closing per share price on the date of grant. Each option becomes exercisable within the period specified in the optionee's agreement and are exercisable for 10 years from the date of grant.

                                                                                             Weighted Average
1990 Non-Employee Option Plan                    Shares             Option Price         Exercise Price Per Share
-----------------------------                    ------             ------------         ------------------------
Balance at February 28, 1995                      40,000
     Granted                                      12,000               $22.13
     Exercised                                    (2,000)              $3.09
     Forfeited                                    (4,000)              $22.125
                                                --------
Balance at February 29, 1996                      46,000
      Granted                                     26,000               $13.94                     $13.94
      Exercised                                  (22,000)              $8.50                      $ 8.50
                                                --------
Balance at February 28, 1997                      50,000
      Granted                                     30,000               $9.75                      $9.75
                                                --------
Balance at February 28, 1998                      80,000
                                                ========

                                       28

A total of 50,000 and 24,000 non-employee options were exercisable at average prices of $14.38 and $14.85 at February 28, 1998 and 1997, respectively.

For all option plans at February 28, 1998, options for 638,394 shares of common stock were available for future grant.

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

Employee Stock Purchase Plan
----------------------------                                                  Weighted Average
                                                           Shares        Exercise Price per share
                                                           ------        ------------------------
Balance at February 28, 1995                                68,763
    Granted                                                 48,061
    Exercised                                              (55,765)
    Forfeited                                              (12,998)
                                                          --------
Balance at February 29, 1996                                48,061                 $17.33
    Granted                                                 70,637                 $14.39
    Exercised                                              (36,347)                $11.43
    Forfeited                                              (11,714)                $20.26
                                                          --------
Balance at February 28, 1997                                70,637                 $12.23
    Granted                                                 82,212                 $10.40
    Exercised                                              (48,427)                $9.63
    Forfeited                                              (22,210)                $15.20
                                                          --------
Balance at February 28, 1998                                82,212                 $8.84
                                                          ========
Grant price per option outstanding                     $9.93 to $11.25

During fiscal 1996, the Company adopted a Restricted Stock Plan under which an aggregate of 500,000 shares may be issued. 92,285 shares have been allocated to three senior executives to be earned based on the achievement of certain targeted share prices and the continued service of each executive for a two year period after each target is met. The remaining shares are available for annual grants to other key executives as a component of their annual bonuses bases on the achievement of targeted annual earnings per share objectives and the completion of an additional two years of service after the grant. Restrictions have lapsed for all shares granted in fiscal 1996. Activity related to restricted stock during fiscal 1998, 1997 and 1996 is as follows:

                                                  Senior Executive Plan                  Key Executive Plan
                                                  ---------------------                  ------------------
Balance at February 28, 1995                                --                                    --
             Granted                                    30,761                                    --
Balance at February 28, 1996                            30,761                                    --
              Granted                                   30,761                                 4,787
              Forfeited                                 (9,228)                                 (636)
                                                      --------                              --------
Balance at February 28, 1997                            52,294                                 4,151
Forfeited                                               (7,690)                               (1,079)
                                                      --------
Balance at February 28, 1998                            44,604                                 3,072
                                                      ========                              ========

The weighted average share price on the date of grant in fiscal and 1997 was $21.27 for the Senior Executive Plan and $29.44 for the Key Executive Plan. Shares forfeited in fiscal 1998 and 1997 had been granted at a weighted average share price of $22.34 and $21.80, respectively. At February 28, 1998, approximately 452,000 shares are reserved for future restricted stock grants.

Subsequent to February 28, 1998, the Company adopted a stock option plan under which an aggregate of 500,000 shares of common stock may be issued. Under the plan, the Board of Directors may issue non-qualified stock options to Company employees and non-employees Directors. 280,000 stock options were issued pursuant to the plan on March 26, 1998.

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

Because the Company has elected to continue to apply the provisions of APB 25 for expense recognition purposes, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123") requires disclosure of pro forma information which provides the effects on Net income and Net Income per share as if the Company had accounted for its employee stock awards under fair value methods prescribed by FAS 123. The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998, 1997 and 1996, respectively: risk-free interest rates of 6.48%, 6.39% and 6.02%; stock price volatility factors of .49, .66 and .74; and expected option lives of
4.3 years, 4.1 years and 3.2 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 1998 and 1997 was 3.95 and 11.82, respectively.

Required Pro Forma Disclosures:

                                              1998                       1997                            1996
                                              ----                       ----                            ----
Net income (loss)                         $(8,726,923)                10,795,850                      $16,242,620
Income (loss) per share basic               $(0.56)                     $0.67                            $1.04
Income (loss) per share diluted             $(0.56)                     $0.67                            $1.00

As required by FAS 123, only awards granted after fiscal 1995 have been included in determining the amount of additional compensation expense for those years. As such the effects of applying FAS 123 on fiscal 1998, 1997 and 1996 results are not necessarily representative of the additional compensation expense which will be included in future years' pro forma disclosures as more than three, two or one years of awards, respectively, will be considered.

Options Outstanding at February 28, 1998:

                                                                 Weighted Average                 Weighted average
     Exercise Prices                    Shares                   exercise price          remaining contractual life in years
     ---------------                    ------                   --------------          -----------------------------------
       $3.13 - $10.00                  1,236,662                       $9.33                            7.32
      $11.00 - $15.13                    348,344                      $12.68                            3.17
      $18.75 - $40.00                    277,850                      $21.33                            4.11
                                     -----------
                                       1,862,856
                                     ===========

Options Exercisable at February 28, 1998:

                                                                Weighted average                 Weighted average
       Exercise Prices                  Shares                   exercise price          remaining contractual life in years
       ---------------                  ------                   --------------          -----------------------------------
       $3.31 - $10.00                   297,653                        $7.33                            1.48
      $11.63 - $15.13                   299,544                       $12.68                            2.27
      $18.75 - $22.13                   124,533                       $21.20                            4.00
                                      ---------
                                        721,730
                                      =========

                                       30

NOTE H -TREASURY STOCK

Pursuant to authorizations by the Company's Board of Directors during fiscal 1997 and 1998, the Company repurchased 2,700,800 shares of its common stock at an average price of $9.70 per share during fiscal 1998.

NOTE I - NON-RECURRING EXPENSES

During fiscal 1998, the Company incurred non-recurring expenses of approximately $7.4 million including the following: $1.0 million associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer, $1.0 million related to inventory obsolescence, $3.0 million related to intangible assets, and $0.6 million related to accounts receivable. Additionally, the Company wrote off as in-process research and development approximately $1.8 million of the purchase price paid to Integrated Telephony Products, Inc. for its ESP product line.

The Company incurred a one time charge of approximately $1.8 million in connection with the settlement of certain litigation during fiscal 1997.

NOTE J - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         YEAR ENDED FEBRUARY 28/29
                                                                         -------------------------
                                                                    1998             1997            1996
                                                                    ----             ----            ----
Numerator:
Net income (loss)                                               $(5,139,846)     $12,760,481     $17,259,358
                                                                ===========      ===========     ===========
Denominator:
Denominator for basic earnings per share
   weighted average shares outstanding                           15,516,336       16,154,836      15,670,718
Effect of dilutive securities:
Employee stock options                                                   --          403,509         720,413
Non-vested restricted stock                                              --           32,816           8,302
                                                                -----------      -----------     -----------
Dilutive potential common shares                                         --          436,325         728,715
                                                                -----------      -----------     -----------
Denominator for diluted earnings per share                       15,516,336       16,591,160      16,399,433
                                                                ===========      ===========     ===========
Net income (loss) per common shares - basic                     $     (0.33)     $      0.79     $      1.10
                                                                ===========      ===========     ===========
Net income (loss) per common share - diluted                    $     (0.33)     $      0.77            1.05
                                                                ===========      ===========     ===========

Options to purchase 1,862,856 shares of common stock at an average exercise price of $14.19 per share were outstanding at February 28, 1998 but were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive due to the net loss for the year ended February 28, 1998. Options to purchase 1,145,069 and 460,500 shares of common stock at average exercise prices of $21.79 and $21.46, respectively, were outstanding during fiscal 1997 and fiscal 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE K - GEOGRAPHIC OPERATIONS AND MAJOR CUSTOMERS

The Company's operations involve a single industry segment: the development, sale and service of call automation systems.

Export sales, summarized by geographic area, are as follows:

(In Thousands)                           1998        1997        1996
--------------                           ----        ----        ----
The Americas (Excluding
     the United States)                $11,489     $11,622     $11,126
Pacific Rim                              4,372       4,769       3,507
Europe, The Middle East
     and Africa                          5,419       8,372       3,620
                                       -------     -------     -------
       TOTAL                           $21,280     $24,763     $18,253
                                       =======     =======     =======

No customer accounted for 10% or more of the Company's sales during fiscal 1998. One customer, Siemens AG, one of the Company's resellers, accounted for 10.2% of the Company's sales during fiscal 1997. During fiscal 1996, MCI
Telecommunications accounted for 11.2% of the Company's total sales.

NOTE L -  CONCENTRATIONS OF CREDIT RISK

The Company sells systems directly to end-users and distributors primarily in the banking and financial, telecommunications, human resource, healthcare and call center vertical markets. Credit is extended based on an evaluation of a customer's financial condition and a deposit is generally required. The Company has made a provision for credit losses in these financial statements, which have been less than 1% of sales in the periods reported.

NOTE M - EMPLOYEE BENEFIT PLAN

The Company sponsors an employee savings plan which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed three months of service are eligible to participate in the plan. The Company matches 50% of employee contributions up to 6% of the employee's eligible compensation. Company contributions totaled $854,000, $759,000, and $524,000 in fiscal 1998, 1997 and 1996, respectively.

NOTE N - CONTINGENCIES

Lucent Technologies ("Lucent") has suggested in correspondence to the Company that it should consider licensing certain Lucent patents for a substantial payment. The Company has an opinion from its outside legal counsel that the Company does not infringe the Lucent patents by reason of non-infringement and/or invalidity. The Company has suggested to Lucent that Lucent should consider licensing certain patents of the Company, and that a mutual cross-license might be in the best interests of both parties. The parties have discussed the possibility of negotiations for a mutually satisfactory cross-license agreement which would resolve the matter. There is no assurance that the Company will be able to negotiate a cross-license agreement based on mutually satisfactory terms. Lucent has not threatened litigation against the Company. In the event that litigation is instituted against the Company concerning the Lucent patents, the Company intends to vigorously contest the claims and to assert defenses of non-infringement and/or invalidity of the patents, together with any other defenses and counterclaims, including any counterclaim for infringement of its patents, the Company might have. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation asserted against the Company in connection with the Lucent patents.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                INTERVOICE, INC.

                   COLUMN A                                  COLUMN B             COLUMN C            COLUMN D         COLUMN E
                   --------                                  --------    ---------------------------  --------         --------
                                                                                 Additions
                                                                         ---------------------------
                                                                             (1)           (2)
                                                             Balance at   Charged to    Charged to                    Balance at
                                                             Beginning     Cost and   Other Accounts Deductions -       End of
                  Description                                of Period     Expenses    - Describe     Describe          Period
Year ended February 28,1998 Deducted from asset accounts:
    Allowance for doubtful accounts                         $   250,950  $   291,491                $  (174,437)(A)  $   368,004
    Allowance  for slow moving inventories                      166,000    1,935,067                   (741,067)(B)    1,360,000
                                                            -----------  -----------                -----------      -----------
Total                                                       $   416,950  $ 2,226,558                $  (915,504)     $ 1,728,004
                                                            ===========  ===========                ===========      ===========


Year ended February 28,1997 Deducted from asset accounts:
    Allowance for doubtful accounts                         $   746,027  $   397,740                $  (892,817)(A)  $   250,950
    Allowance  for slow moving inventories                    1,350,000    1,200,000                 (2,384,000)(C)      166,000
                                                            -----------  -----------                -----------      -----------
Total                                                       $ 2,096,027  $ 1,597,740                $(3,276,817)     $   416,950
                                                            ===========  ===========                ===========      ===========

Year ended February 29,1996 Deducted from asset accounts:
    Allowance for doubtful accounts                         $   585,439  $   173,930                $   (13,342)(A)  $   746,027
    Allowance  for slow moving inventories                    1,110,267      752,090                   (512,357)(B)    1,350,000
                                                            -----------  -----------                -----------      -----------
Total                                                       $ 1,695,706  $   926,020                $  (525,699)     $ 2,096,027
                                                            ===========  ===========                ===========      ===========

-----------------------------

(A)      Accounts written off.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the section entitled "Certain Transactions" in the Definitive Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following consolidated financial statements and financial statement schedule of InterVoice, Inc. and subsidiaries are included in Items 8 and 14(a), respectively.

                                                                                                            Page
                                                                                                            ----
      (1)   Financial Statements:
            Report of Independent Auditors................................................................   20
            Consolidated Balance Sheets at February 28, 1998 and February 28, 1997........................   21
            Consolidated Statements of Operations for the three years ended
                 February 28, 1998........................................................................   22
            Consolidated Statements of Changes in Stockholders' Equity
                 for the three years ended February 28, 1998..............................................   23
            Consolidated Statements of Cash Flows for the three years ended
                 February 28, 1998........................................................................   24
            Notes to Consolidated Financial Statements....................................................   25
      (2)   Financial Statement Schedules
            II Valuation and Qualifying Accounts..........................................................   33

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) Exhibits:

      The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

      (b) No reports on Form 8-K were filed by the Company during the quarter ended February 28, 1998.

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

Dated:  May 28, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                               Title                            Date
          ---------                               -----                            ----
   /s/  DANIEL D. HAMMOND                 Chairman of the Board of              May 28, 1998
--------------------------------             Directors and Chief
        Daniel D. Hammond                    Executive Officer


   /s/  ROB-ROY J.GRAHAM                  Chief Financial Officer,              May 28, 1998
--------------------------------             Chief Accounting Officer
        Rob-Roy J. Graham                    and Controller
                                             (Principal Accounting Officer)


   /s/  JOSEPH J. PIETROPAOLO             Director                              May 28, 1998
--------------------------------
        Joseph J. Pietropaolo


   /s/  GEORGE C. PLATT                   Director                              May 28, 1998
--------------------------------
        George C. Platt


   /s/  GRANT A. DOVE                     Director                              May 28, 1998
--------------------------------
        Grant A. Dove

                                INDEX TO EXHIBITS

                                                                                         Sequentially
Exhibit No.                       Description                                            Numbered Page
-----------                       -----------                                            -------------
      3.1    o  Articles of Incorporation, as amended, of Registrant (7)

      3.2    o  Second Restated Bylaws of Registrant, as amended (2)

      4.1    -- Registration Rights Agreement dated August 31, 1994, among the
                Company, Sohail Sattar and Steven E. Polsky and other shareholders of VoicePlex Corporation. (8)

     10.1    o  Registrant's 1984 Incentive Stock Option Plan, as amended (1)

     10.2    o  Second Amended and Restated Employment Agreement dated as of
                June 21, 1996, effective as of March 1, 1996 by and between the Company and Daniel D. Hammond (10)

     10.3    o  First Amendment to Amended and Extended Employment Agreement
                dated as of June 25, 1996 and effective as of March 1, 1996 by and between the Company and Daniel D. Hammond (10)

     10.4    o  Amended and Restated Rights Agreement dated as of December 12,
                1994 between the Registrant and KeyCorp Shareholders Services,
                Inc. (formerly Society National Bank), as Rights Agent (5)

     10.5    o  The InterVoice, Inc. 1990 Incentive Stock Option Plan, as
                amended (10)

     10.6    o  The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for
                Non-Employees, as amended (4)

     10.7    o  Amendment to the 1984 Incentive Stock Option Plan (2)

     10.8    o  InterVoice, Inc. Employee Stock Purchase Plan (7)

     10.9    o  Second Amended and Restated Employment Agreement dated as of
                June 21, 1996, effective as of March 1, 1996 by and between the Company and Michael W. Barker (10)

     10.10   o  First Amendment to Amended and Extended Employment Agreement
                dated as of June 25, 1996 and effective as of March 1, 1996 by and between the Company and Michael W. Barker (10)

     10.11   o  InterVoice, Inc. Employee Savings Plan (6)

     10.12   o  Merger Agreement dated August 31, 1994 among the Company,
                InterVoice Acquisition Corp., VoicePlex Corporation and certain shareholders of VoicePlex Corporation. (8)

     10.13   o  InterVoice, Inc. Restricted Stock Plan (9)

     10.14   o  Separation Agreement dated as of December 5, 1996 between the
                Company and Richard Herrmann (10)

     10.15   o  Letter concerning resignation of Michael W. Barker (11)

     10.16   o  Consulting Services Agreement and General Release with Michael
                W. Barker dated February 24, 1998. (12)

     10.17   o  Assets Purchase Agreement executed as of December 16, 1997 (and first and second Amendments thereto) among InterVoice
                Acquisition Subsidiary, Inc., ABC Telecom, Inc. (formerly known as Integrated Telephone, Products, Inc.) and David Lifshitz (12)

     10.18   o  Loan Agreement dated as of November 3, 1997 by and between
                NationsBank of Texas, N.A., a national banking association
                ("Bank") and InterVoice, Inc.; together with a Renewal,
                Extension and Modification Agreement dated as of April 30, 1998, (12)

     10.19   o  Employment Agreement dated as of October 8, 1997 by and between the Company and Eric L. Pratt (12)


     23.     o  Consent of Independent Auditors (12)                                                                              .

27.1 - 27.8  o  Restated Financial Data Schedules (12)

27.9         o  Financial Data Schedule (12)

-----------------

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

     (10) Incorporated by reference to exhibits to the Company's 1997 Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the SEC on May 29, 1997.

     (11) Incorporated by reference to exhibits to the Company's Form 10-Q for the fiscal quarter ended November 30, 1997, filed with the SEC on January 14, 1998.

     (12)   Filed herewith.