Form 10-Q
period 1998-05-31
INTERVOICE INC
filed 1998-07-14
CIK 764244

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  MAY 31, 1998

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

                                   Yes [X] No



     The Registrant had 13,855,563 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.


================================================================================

                                InterVoice, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                             May 31,          February 28,
ASSETS                                                        1998                1998
----------------------------------------------------     --------------      --------------
CURRENT ASSETS
     Cash and cash equivalents                           $    6,308,524      $    4,190,940
     Accounts and notes receivable, net of allowance
       for doubtful accounts of $692,004 in 1999 and
       $368,005 in 1998                                      33,727,429          26,040,332
     Inventory                                                9,983,865           9,343,338
     Prepaid expenses and other current assets                1,204,021           4,490,813
     Deferred income taxes                                    2,325,745           2,325,745
                                                         --------------      --------------
                                                             53,549,584          46,391,168
PROPERTY AND EQUIPMENT
     Building                                                16,253,715          16,249,914
     Computer equipment                                      23,249,661          24,496,337
     Furniture, fixtures and other                            3,502,584           3,756,164
     Service equipment                                        4,645,649           4,582,221
                                                         --------------      --------------
                                                             47,651,609          49,084,636
     Less allowance for depreciation                         16,235,631          16,736,766
                                                         --------------      --------------
                                                             31,415,978          32,347,870
OTHER ASSETS
     Intangible assets, net of amortization
       of $2,010,841 in 1999 and
       $1,679,113 in 1998                                     5,836,702           6,154,437
                                                         --------------      --------------
                                                         $   90,802,264      $   84,893,475
                                                         ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Accounts payable and accrued expenses               $   11,906,982      $   10,491,913
     Customer deposits                                        4,224,249           2,625,498
     Deferred income                                          5,109,717           5,500,743
     Short term borrowings                                    9,000,000           9,000,000
                                                         --------------      --------------
                                                             30,240,948          27,618,154

DEFERRED INCOME TAXES                                           644,803             644,803

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 19,566,363  issued,
       13,855,563 outstanding in 1999
       and 19,503,291 issued, 13,802,491
       outstanding in 1998                                        9,773               9,726
     Additional capital                                      44,715,945          44,314,685
     Treasury stock - at cost                               (50,320,899)        (50,202,999)
     Retained earnings                                       65,511,694          62,509,106
                                                         --------------      --------------
                                                             59,916,513          56,630,518
                                                         --------------      --------------
                                                         $   90,802,264      $   84,893,475
                                                         ==============      ==============


See accompanying notes.

                                InterVoice, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)






                                             Three Months Ended
                                        ------------------------------
                                           May 31,           May 31,
                                            1998              1997
                                        ------------      ------------
Sales                                   $ 30,000,337      $ 24,742,283

Cost of goods sold                        12,530,098        11,414,879
                                        ------------      ------------

Gross margin                              17,470,239        13,327,404

Research and development expenses          3,284,873         2,998,017
Selling, general and administrative
      expenses                             9,482,044        10,101,198
                                        ------------      ------------

Income from operations                     4,703,322           228,189

Other income (expense) - net                (126,734)          188,523
                                        ------------      ------------

Income before taxes                        4,576,588           416,712

Income taxes                               1,574,000           145,850
                                        ------------      ------------

Net income                              $  3,002,588      $    270,862
                                        ------------      ------------

                                        ------------      ------------

Net income per share - basic            $       0.22      $       0.02
                                        ============      ============


Net income per share - diluted          $       0.21      $       0.02
                                        ============      ============


See accompanying notes.

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                        Common Stock
                                 ---------------------------      Additional        Treasury          Retained
                                    Shares         Amount          Capital           Stock            Earnings           Total
                                 ------------   ------------     ------------     ------------      ------------     ------------
Balance at February 28, 1998       13,802,491   $      9,726     $ 44,314,685     ($50,202,999)     $ 62,509,106     $ 56,630,518
      Exercise of stock
        options                        63,072             47          401,260               --                --          401,307
      Purchase of treasury
        stock, net                    (10,000)            --               --         (117,900)               --         (117,900)
      Net income                           --             --               --        3,002,588         3,002,588
                                 ------------   ------------     ------------     ------------      ------------     ------------
Balance at May 31, 1998            13,855,563   $      9,773     $ 44,715,945     ($50,320,899)     $ 65,511,694     $ 59,916,513
                                 ============   ============     ============     ============      ============     ============


See accompanying notes.

                                InterVoice, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                               ------------------------------
                                                  May 31,           May 31,
                                                   1998              1997
                                               ------------      ------------
OPERATING ACTIVITIES
     Net income                                $  3,002,588      $    270,862
     Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Depreciation and
           amortization                           2,608,640         2,021,784
        Changes in operating assets
           and liabilities:                      (2,415,935)          669,464
                                               ------------      ------------
NET CASH FROM OPERATIONS                          3,195,293         2,962,110

INVESTING ACTIVITIES
     Purchase of  property
        and equipment                            (1,347,123)       (2,976,717)
     Purchased software                             (13,993)       (1,157,399)
                                               ------------      ------------
     Net cash used in investing activities       (1,361,116)       (4,134,116)

FINANCING ACTIVITIES
     Exercise of stock options                      401,307            80,188
     Purchase of treasury stock                    (117,900)       (1,797,099)
                                               ------------      ------------
     Net cash used in financing activities          283,407        (1,716,911)
                                               ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS             2,117,584        (2,888,917)

Cash and cash equivalents,
     beginning of period                          4,190,940        24,162,024

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                             $  6,308,524      $ 21,273,107
                                               ============      ============


See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1998


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 1998 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited May 31, 1998 and 1997 consolidated financial statements have been included. Operating results for the three month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

NOTE B - REVENUE RECOGNITION

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

NOTE C - EARNINGS PER SHARE

Basic earnings per share excludes any dilutive effect of stock options and restricted stock arrangements. Diluted earnings per share includes the dilutive impact of stock options and restricted stock arrangements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended
                                               ---------------------------
                                                 May 31,          May 31,
                                                  1998             1997
                                               -----------     -----------
Numerator:

Net Income                                     $ 3,002,588     $   270,862
                                               ===========     ===========

Denominator:

Denominator for basic earnings per share
   weighted avereage shares outstanding         13,855,563      16,185,059
                                               ===========     ===========

Effect of dilutive securities:

Employee Stock Options                             252,117         210,918

Non-vested restricted stock                          3,743          26,472
                                               -----------     -----------

Dilutive Potential common shares                   255,860         237,340
                                               -----------     -----------

Denominator for diluted earnings per share      14,111,423      16,422,449
                                               ===========     ===========

Net income per common share - basic            $      0.22     $      0.02
                                               ===========     ===========

Net income per common share - diluted          $      0.21     $      0.02
                                               ===========     ===========

Options to purchase 583,825 and 985,149 shares of common stock at average prices of $16.60 and $16.66, respectively, were outstanding during the first three months of fiscal 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common shares during such periods and, therefore, the effect would have been anti-dilutive.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         SALES. The Company's total sales of approximately $30.0 million in the first quarter of fiscal 1999 increased approximately $5.3 million, or 21%, from the same period of the previous year. The Company's domestic Customer Premises Equipment (CPE) sales during the first quarter of fiscal 1999 rose to $15.7 million, an increase of 2% versus the same period of the previous year, and constituted 52% of the Company's total sales. International CPE sales in the amount of $3.1 million during the quarter were flat versus the same period of the previous year, and constituted 10% of the Company's total sales. Worldwide Telecommunications (Telco) sales during the quarter were $7.9 million, a 164% increase versus the same period of the previous year, and constituted 26% of the Company's total sales. Telco sales increased, in part, due to a sale of $4.0 million to a Venezuelan telecommunications company during the first quarter of fiscal 1999. No other customer accounted for 10% or more of the Company's total sales.

         COST OF GOODS SOLD. Cost of goods sold of approximately $12.5 million during the first quarter of fiscal 1999 decreased to 42% of total sales from 46% in the same period of the previous year. This was the result of increased sales during the first quarter of fiscal 1999 and the Company's continued emphasis on expense control.

         RESEARCH AND DEVELOPMENT. Research and development expenses of approximately $3.3 million during the first quarter of fiscal 1999 increased approximately $0.2 million, or 10%, over the same period of the previous year. Such expenses during the first quarter of fiscal 1999 included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; developing the NSP 5000 platform; and the integrating of the ESP product line purchased from Integrated Telephony Products, Inc. into the Company's InControl product offering for enhanced network services. Additionally, expenditures were made for the ongoing development of the Company's OneVoice Software Agent Platform, including OneVoice Systems (the Company's IVR system), InVision (the Company's custom application development tool), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), and digital VocalCard software and hardware functionality.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to approximately $9.5 million during the first quarter of fiscal 1999 from approximately $10.1 million during the same period of the previous year and, as a percentage of the Company's total sales, decreased to 32% from 41%. The Company has continued its measures to control expenses, particularly selling, general and administrative expenses.

         OTHER INCOME/EXPENSE. Other expense of approximately $0.1 million during the first quarter of fiscal 1999 was primarily net interest expense paid on its short term borrowings.

         INCOME FROM OPERATIONS. Operating income and net income during the first quarter of fiscal 1999 were approximately $4.6 million and $3.0 million, respectively, compared to $0.2 million and $0.3 million, respectively, during the same period of the previous year. The increases in operating income and net income are the result of increased sales and the Company's efforts to control expenses.

         LIQUIDITY AND CAPITAL RESOURCES. At May 31, 1998, the Company had cash reserves of approximately $6.3 million while borrowings under the Company's unsecured, revolving credit line with NationsBank were $9.0 million. Operating cash flow during the quarter was approximately a positive $3.2 million. Investing activities, primarily the purchase of computer and test equipment, used approximately $1.4 million while financing activities, primarily proceeds from the exercise of employee stock options, contributed approximately $0.3 million to cash flow. Net cash flow during the quarter was approximately a positive $2.1 million. The Company did not increase its borrowings during the quarter. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. Additionally, the Company has $6.0 million of borrowing capacity remaining under its $15 million unsecured, revolving credit line with NationsBank. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. During the first quarter of fiscal 1999, the Company repurchased 10,000 shares of its common stock at a cost of $117,900 pursuant to an authorization by its Board of Directors. The Company believes that market conditions made the repurchase of such shares of value to its shareholders. The Company is currently negotiating an extension of its $15 million credit facility with NationsBank which is scheduled to expire July 31, 1998. As with any negotiation, there is no assurance that the Company and NationsBank will agree to an extension of the credit facility, however, the Company believes it has access to other potential sources for credit facility financing if the facility with NationsBank is not renewed.

         FORWARD LOOKING STATEMENTS. This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this announcement regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the
Company:

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as Siemens AG, an InterVoice distributor, which accounted for over ten percent of the Company's total sales during fiscal 1997. Since such customers generally are not contractually obligated to place further orders with the Company.

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

o Mergers and acquisitions between companies in the telecommunications industry which could result in fewer companies purchasing the Company's products for telecommunications applications, and/or delay such purchases by companies that are in the process of reviewing their strategic alternatives in light of a merger or acquisition.

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



                                      INTERVOICE, INC.




Date:  07/14/98                       By:    /s/ ROB-ROY J. GRAHAM
                                             --------------------------
                                             Rob-Roy J. Graham
                                             Chief Financial Officer
                                             (Chief Accounting Officer)

                                Index to Exhibits

Exhibit
Number                     Description
------                     -----------
 27                 Financial Data Schedule