Form 10-Q
period 1998-08-31
INTERVOICE INC
filed 1998-10-14
CIK 764244

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 AUGUST 31, 1998

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


         The Registrant had 13,765,429 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.

================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 1998


NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 1998 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited August 31, 1998 and 1997 consolidated financial statements have been included. Operating results for the six month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

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

NOTE C - EARNINGS PER SHARE

Basic earnings per share exclude any dilutive effect of stock options and restricted stock arrangements. Diluted earnings per share includes the dilutive impact of stock options and restricted stock arrangements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended                 Six Months Ended
                                               ------------------------------     ---------------------------
                                                 August 31,       August 31,      August 31,       August 31,
                                                    1998              1997            1998            1997
                                               --------------     -----------     -----------     -----------
Numerator:

Net Income                                     $    4,429,140     $ 2,216,181     $ 7,431,728     $ 2,487,043
                                               ==============     ===========     ===========     ===========

Denominator:

Denominator for basic earnings per share
     weighted average shares outstanding           13,866,377      16,164,448      13,858,966      16,307,091
                                               ==============     ===========     ===========     ===========

Effect of dilutive securities:

Employee Stock Options                                964,822          91,681         675,744         115,773

Non-vested restricted stock                                -0-         41,545              -0-         42,220
                                               --------------     -----------     -----------     -----------

Dilutive Potential common shares                      964,822         133,226         675,744         157,993
                                               --------------     -----------     -----------     -----------

Denominator for diluted earnings per share         14,831,199      16,297,674      14,534,740      16,465,084
                                               ==============     ===========     ===========     ===========

Net income per common share - basic            $         0.32     $      0.14     $       .54     $       .15
                                               ==============     ===========     ===========     ===========

Net income per common share - diluted          $         0.30     $      0.14     $       .51     $       .15
                                               ==============     ===========     ===========     ===========

Options to purchase 286,850 and 1,899,257 shares of common stock at average prices of $21.20 and $13.40, respectively, were outstanding during the three months ended August 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common shares during such periods and, therefore, the effect would have been anti-dilutive. For the same reasons, 299,850 and 937,512 shares of common stock at average prices of $20.96 and $16.89, respectively, were outstanding and not included in the computation of diluted earnings per share during the six months ended August 31, 1998 and 1997, respectively.

                                InterVoice, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                          August 31,         February 28,
ASSETS                                                       1998                1998
----------------------------------------------------     ------------        ------------
CURRENT ASSETS
     Cash and cash equivalents                           $  8,253,878        $  4,190,940
     Accounts and notes receivable, net of allowance
       for doubtful accounts of $665,000 in 1999 and
       $368,005 in 1998                                    35,366,886          26,040,332
     Inventory                                              9,422,697           9,343,338
     Prepaid expenses and other current assets              2,120,594           4,490,813
     Deferred income taxes                                  2,325,745           2,325,745
                                                         ------------        ------------
                                                           57,489,800          46,391,168
PROPERTY AND EQUIPMENT
     Building                                              16,273,579          16,249,914
     Computer equipment                                    23,805,899          24,496,337
     Furniture, fixtures and other                          3,566,886           3,756,164
     Service equipment                                      4,796,082           4,582,221
                                                         ------------        ------------
                                                           48,442,446          49,084,636
     Less allowance for depreciation                       18,408,270          16,736,766
                                                         ------------        ------------
                                                           30,034,176          32,347,870
OTHER ASSETS
     Intangible assets, net of amortization
       of $2,340,154 in 1999 and
       $1,679,113 in 1998                                   5,740,244           6,154,437
                                                         ------------        ------------
                                                         $ 93,264,220        $ 84,893,475
                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses               $ 11,007,312        $ 10,491,913
     Customer deposits                                      5,176,903           2,625,498
     Deferred income                                        5,159,095           5,500,743
     Short term borrowings                                  9,000,000           9,000,000
     Income taxes payable                                   1,280,563                  --
                                                         ------------        ------------
                                                           31,623,873          27,618,154

DEFERRED INCOME TAXES                                         644,803             644,803

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 19,700,229  issued,
       13,765,429 outstanding in 1999
       and 19,503,291 issued, 13,802,491
       outstanding in 1998                                      9,835               9,726
     Additional capital                                    45,633,512          44,314,685
     Treasury stock - at cost                             (54,588,637)        (50,202,999)
     Retained earnings                                     69,940,834          62,509,106
                                                         ------------        ------------
                                                           60,995,544          56,630,518
                                                         ------------        ------------
                                                         $ 93,264,220        $ 84,893,475
                                                         ============        ============

                                InterVoice, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)


                                             Three Months Ended                   Six Months Ended
                                        ------------------------------     ------------------------------
                                         August 31,        August 31,       August 31,        August 31,
                                            1998              1997             1998              1997
                                        ------------      ------------     ------------      ------------
Sales                                   $ 33,070,279      $ 29,276,334     $ 63,070,616      $ 54,018,617

Cost of goods sold                        13,443,991        11,481,455       25,974,089        22,896,334
                                        ------------      ------------     ------------      ------------

Gross Margin                              19,626,288        17,794,879       37,096,527        31,122,283
                                        ------------      ------------     ------------      ------------

Research and development expenses          3,238,150         3,504,588        6,523,023         6,502,605
Selling, general and administrative
           expenses                        9,531,013        11,289,794       19,013,057        21,390,992
                                        ------------      ------------     ------------      ------------

Income from operations                     6,857,125         3,000,497       11,560,447         3,228,686

Other income                                 (87,564)          135,710         (214,298)          324,233
                                        ------------      ------------     ------------      ------------

Income before income taxes                 6,769,561         3,136,207       11,346,149         3,552,919

Income taxes                               2,340,421           920,026        3,914,421         1,065,876
                                        ------------      ------------     ------------      ------------

Net income                              $  4,429,140      $  2,216,181     $  7,431,728      $  2,487,043
                                        ============      ============     ============      ============


Net income per share - basic            $       0.32      $       0.14     $       0.54      $       0.15
                                        ============      ============     ============      ============


Net income per share - diluted          $       0.30      $       0.14     $       0.51      $       0.15
                                        ============      ============     ============      ============


                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                       Common Stock
                                ----------------------------      Additional       Treasury           Retained
                                  Shares           Amount          Capital           Stock            Earnings           Total
                                ----------      ------------     ------------     ------------      ------------     ------------
Balance at February 28, 1998    13,802,491      $      9,726     $ 44,314,685     ($50,202,999)     $ 62,509,106     $ 56,630,518
      Exercise of stock
         options                   196,938               109        1,318,827               --                --        1,318,936
      Purchase of treasury
         stock, net               (234,000)               --               --       (4,385,638)               --       (4,385,638)
      Net income                                          --               --               --         7,431,728        7,431,728
                                ----------      ------------     ------------     ------------      ------------     ------------
Balance at August 31, 1998      13,765,429      $      9,835     $ 45,633,512     ($54,588,637)     $ 69,940,834     $ 60,995,544
                                ==========      ============     ============     ============      ============     ============

                                InterVoice, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                              Three Months Ended                   Six Months Ended
                                        ------------------------------      ------------------------------
                                         August 31,        August 31,        August 31,        August 31,
                                            1998              1997              1998              1997
                                        ------------      ------------      ------------      ------------
OPERATING ACTIVITIES
     Net income                         $  4,429,140      $  2,216,181      $  7,431,728      $  2,487,043
     Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Depreciation and
           amortization                    2,553,079         2,197,672         5,161,719         4,219,456
        Changes in operating assets
           and liabilities:                 (372,944)       (1,865,327)       (2,788,879)       (1,084,279)
                                        ------------      ------------      ------------      ------------

NET CASH FROM OPERATIONS                   6,609,275         2,548,526         9,804,568         5,622,220

INVESTING ACTIVITIES
     Purchase of  property
        and equipment                     (1,080,957)       (3,033,852)       (2,428,080)       (6,122,153)
     Purchased software                     (232,855)         (687,757)         (246,848)       (1,845,156)
                                        ------------      ------------      ------------      ------------
                                          (1,313,812)       (3,721,609)       (2,674,928)       (7,967,309)
FINANCING ACTIVITIES
     Purchase of Treasury Stock           (4,267,738)               --        (4,385,638)       (1,797,099)
     Exercise of stock options               917,629           127,673         1,318,936           207,861
                                        ------------      ------------      ------------      ------------
                                          (3,350,109)          127,673        (3,066,702)       (1,589,238)
                                        ------------      ------------      ------------      ------------
INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                  1,945,354        (1,045,410)        4,062,938        (3,934,327)

Cash and cash equivalents,
     beginning of period                   6,308,524        21,273,107         4,190,940        24,162,024

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                      $  8,253,878      $ 20,227,697      $  8,253,878      $ 20,227,697
                                        ============      ============      ============      ============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         SALES. Sales in the first six months and second quarter of fiscal 1999 increased approximately $9.1 million and $3.8 million, respectively, or 17% and 13%, respectively, when compared to the same periods of fiscal 1998. These increases were due primarily to increased domestic customer premise equipment
(CPE) sales. A portion of the increase is attributable to customer demand for the Company's recently released host computer and operating system independent products. The Company also has been successful in focusing its efforts on diversifying into vertical markets in which the Company has not previously participated, such as inbound call centers. This diversification also has influenced the Company's increased domestic CPE sales. For the first six months and second quarter of fiscal 1999, such sales constituted 61% and 69% of the Company's total sales, respectively, and increased 20% and 37%, respectively, when compared to the same periods of fiscal 1998.

Worldwide telecommunications (Telco) sales for the first six months and second quarter of fiscal 1999 constituted 19% and 13%, respectively, of the Company's total sales. Such sales for the first six months of fiscal 1999 increased 34% when compared to the same period of fiscal 1998. Worldwide Telco sales decreased 30% in the second quarter of fiscal 1999, as compared to the same period of fiscal 1998 in which the Company recorded two large sales to Latin American telecommunications companies. Sales to domestic Telco customers constituted 51% and 84% of the Company's worldwide telecommunications sales during the first six months and second quarter of fiscal 1999, respectively. A sale to a domestic long distance company constituted approximately 65% of domestic Telco sales during the second quarter of fiscal 1999. While international Telco sales during the second quarter of fiscal 1999 were weak, the Company believes international demand, particularly in Latin America, remains strong.

International CPE sales and service revenue constituted the remaining 20% and 18% of the Company's total sales during the first six months and second quarter of fiscal 1999, respectively. No customer accounted for 10% or more of the Company's total sales during the first six months or second quarter of fiscal 1999.

         COST OF GOODS SOLD. Cost of goods sold of approximately $26.0 million during the first six months decreased to 41% of total sales from 42% in the same period of the previous year. This was the result of increased sales and the Company's continued emphasis on expense control. Cost of goods sold of approximately $13.4 million during the second quarter of fiscal 1999 increased to 41% of total sales from 39% in the same period of the previous year. This was the result of a decrease of international sales in the mix of the Company's total sales. International sales historically have a lower cost of sales percentage than domestic sales due to a more favorable software to hardware ratio.

         RESEARCH AND DEVELOPMENT. Research and development expenses were approximately $6.5 million and $3.2 million during the first six months and second quarter of fiscal 1999, respectively. Research and Development expenses during the first six months of fiscal 1999 were approximately equal to such expenses in the same period of the previous year and declined approximately $0.3 million, or 8%, in the second quarter of fiscal 1999 versus the same period in fiscal 1998. Such a decline was in line with the Company's emphasis on expense control. Research and development expenses during the first six months and second quarter of fiscal 1999 included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; developing the NSP 5000 platform; and the integrating of the ESP product line purchased from Integrated Telephony Products, Inc. into the Company's InControl product offering for enhanced network services. Additionally, expenditures were made for the ongoing development of the Company's OneVoice Software Agent Platform including OneVoice Systems (the Company's IVR system), InVision (the Company's custom application development tool), InterDial (the Company's outbound predictive dialer system), OneLink (a digital interface for analog switches), and digital VocalCard software and hardware functionality.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to approximately $19.0 million and $9.5 million during the first six months and second quarter of fiscal 1999, respectively, from approximately $21.4 million and $11.3 million during the same periods of the previous year. As a percentage of the Company's total sales, such expenses decreased to 30% in the first six months of fiscal 1999 from 40% in the same period of fiscal 1998, and to 29% in the second quarter of fiscal 1999 from 39% in the same period of fiscal 1998. The Company has continued its measures to control expenses, particularly selling, general and administrative expenses.

         OTHER INCOME/EXPENSE. Other expense of approximately $0.2 million and $0.1 million during the first six months and second quarter of fiscal 1999, respectively, was primarily net interest expense paid on its short term borrowings.

         INCOME FROM OPERATIONS. Operating income and net income during the first six months of fiscal 1999 were approximately $11.6 million and $7.4 million, respectively, compared to $3.2 million and $2.5 million, respectively, during the same period of the previous year. Operating income and net income during the second quarter of fiscal 1999 were approximately $6.9 million and $4.4 million, respectively, compared to approximately $3.0 million and $2.2 million, respectively, during the same period of the previous year. The increases in operating income and net income are the result of increased sales and the Company's efforts to control expenses.

         LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1998, the Company had cash reserves of approximately $8.2 million while borrowings under the Company's unsecured, revolving credit line with NationsBank were $9.0 million. Operating cash flow during the first six months and second quarter of fiscal 1999 were approximately a positive $9.8 million and $6.6 million, respectively. Investing activities, primarily the purchase of computer and test equipment, during the first six months and second quarter of fiscal 1999 consumed $2.7 million and $1.3 million, respectively. The re-purchase of the Company's common stock during the first six months and second quarter of fiscal 1999 consumed $4.4 million and $4.3 million, respectively. Proceeds from the exercise of employee stock options during the first six months and second quarter of fiscal 1999 contributed $1.3 million and $0.9 million, respectively. Net cash flow during the first six months and second quarter of fiscal 1999 was $4.1 million and $1.9 million, respectively. The Company did not increase its borrowings during the quarter.

The Company reviews share repurchase and acquisition opportunities from time to time. During the first six months and second quarter of fiscal 1999, the Company repurchased 234,000 and 224.000 shares, respectively, of its common stock at costs of $4,385,638 and $4,267,738 respectively, pursuant to an authorization by its Board of Directors. The Company believes that market conditions made the repurchase of such shares of value to its shareholders and that it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise.

Subsequent to August 31, 1998, the Company purchased a computer telephony software suite from Dronen Consulting, Incorporated for $3.0 million in cash and 75,000 shares of the Company's common stock. The cash portion of the purchase price was sourced from cash reserves. The Company's borrowings were not increased as a result of the purchase.

The Company believes its cash reserves and internally generated cash flow are sufficient to meet its operating cash requirements for the foreseeable future. Additionally, the Company is in process of renegotiating its unsecured, revolving credit line with NationsBank and expects to complete such renegotiation by the end of October, 1998.

         FORWARD LOOKING STATEMENTS. This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this announcement regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the
Company:

o The Company faces intense competition based on product capabilities and experiences ever-increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionality's that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards.

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as Siemens AG, an InterVoice distributor, which accounted for over ten percent of the Company's total sales during fiscal 1998. Since such customers generally are not contractually obligated to place further orders with the Company.

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

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the company was held at 10:00 a.m., local time, on Thursday, July 23, 1998 in Plano, Texas.

For/Against and Broker Non Votes

Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: Daniel D. Hammond, Joseph J. Pietropaolo, George C. Platt, Grant
A. Dove and David W. Brandenburg. The number of votes cast for the election of each of the nominees for director, and the number of abstentions, were as follows: 12,636,927 votes for the election of Daniel D. Hammond, with 124,099 abstentions; 12,436,354 votes for the election of Joseph J. Pietropaolo, with 324,672 abstentions; 12,631,407 votes for the election of George C. Platt, with 129,619 abstentions; 12,446,354 votes for the election of Grant A. Dove, with 314,672 abstentions; and 12,632,480 votes for the election of David W. Brandenburg, with 128,546 abstentions. No votes were cast against the election of any nominee for director.

The final matter voted on and approved by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to approve an amendment to the Company's Employee Stock Purchase Plan to increase from 200,000 to 500,000 the aggregate number of shares of common stock of the Company authorized for issuance under the Plan. The shareholders and their proxies cast 12,047,670 votes in favor of the amendment, 498,266 votes against the amendment, and there were 215,090 abstentions.

ITEM 6.           EXHIBITS

The Exhibits required to be filed by this Item 6 are set forth in the Index to Exhibits accompanying this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INTERVOICE, INC.




Date: 10/14/98                               By:    /s/ ROB-ROY J. GRAHAM
                                                    ----------------------------
                                                    Rob-Roy J. Graham
                                                    Chief Financial Officer
                                                    (Chief Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.                               DESCRIPTION
-----------    -----------------------------------------------------------------
10.1           Employment Agreement dated as of September 1, 1998 between the
               Company and David W. Berger(1)

10.2           Employment Agreement dated as of September 16, 1998 between the
               Company and Rob-Roy J. Graham(1)

10.3           InterVoice, Inc. 1998 Stock Option Plan(1)

10.4 Assets Purchase Agreement dated as of September 15, 1998 between the Company and Dronen Consulting, Incorporated(1)

27             Financial Data Schedule(1)

-----------------

(1)  Exhibits attached hereto.