Form 10-Q
period 1998-11-30
INTERVOICE INC
filed 1999-01-14
CIK 764244

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                NOVEMBER 30, 1998

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

                           Yes   [X]         No  [ ]



         The Registrant had 14,082,090 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.


================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 1998 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited November 30, 1998 and 1997 consolidated financial statements have been included. Operating results for the three and nine month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999 as the annual results may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

NOTE B - REVENUE RECOGNITION

The Company recognizes revenue for sales of systems which do not require customization by the Company at the time of shipment. Subsequent to December 1, 1997, revenue for systems which require customization by the Company is recognized per the contract method of accounting using percentage of completion for larger, more complex systems (generally over a $500,000 sales price) and the completed contract method for smaller systems. Prior to December 1, 1997, the Company recognized revenue on systems requiring customization at the date of shipment or at the point after shipment when the remaining obligations of the Company became insignificant. This change in accounting was required by the American Institute of CPA's Statement of Position 97-2 which was adopted by the Company as of December 1, 1997 and is required to be applied prospectively for transactions entered into after that date.

The Company recognizes revenue from services at the time the service is performed or over the period of the contract for maintenance/support.

NOTE C - EARNINGS PER SHARE

Basic earnings per share exclude any dilutive effect of stock options and restricted stock arrangements. Diluted earnings per share includes the dilutive impact of stock options and restricted stock arrangements.

On December 14, 1998 the Company announced a 2 for 1 stock split in the form of a one hundred percent stock dividend payable on January 11, 1999 to shareholders of record as of December 28, 1998. The computations of basic and diluted earnings per share for all periods presented in this Note C and in the Consolidated Statements of Operations reflect this change in capital structure resulting from the stock split. All other references in this report to the Company's shares are on a pre-split basis.

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended                Nine Months Ended
                                               ----------------------------     -----------------------------
                                               November 30,     November 30,    November 30,     November 30,
                                                  1998              1997           1998              1997
                                               -----------      -----------     -----------      -----------
Numerator:

Net Income                                     $ 5,506,708      $   256,258     $12,938,436      $ 2,743,301
                                               ===========      ===========     ===========      ===========

Denominator:

Denominator for basic earnings per share
   weighted average shares outstanding          27,957,360       30,874,884      27,801,632       31,855,166
                                               ===========      ===========     ===========      ===========

Effect of dilutive securities:

Employee Stock Options                           2,634,108          191,304       1,839,090          214,000

Non-vested restricted stock                            -0-           14,640             -0-           50,224
                                               -----------      -----------     -----------      -----------

Dilutive Potential common shares                 2,634.108          205,944       1,839,090          264,224
                                               -----------      -----------     -----------      -----------

Denominator for diluted earnings per share      30,591,468       31,080,828      29,640,722       32,119,390
                                               ===========      ===========     ===========      ===========

Net income per common share - basic            $      0.20      $      0.01     $      0.47      $      0.09
                                               ===========      ===========     ===========      ===========

Net income per common share - diluted          $      0.18      $      0.01     $      0.44      $      0.09
                                               ===========      ===========     ===========      ===========

Options to purchase 35,000 and 3,792,514 shares of common stock at average prices of $13.64 and $6.70, respectively, were outstanding during the three months ended November 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common shares during such periods and, therefore, the effect would have been anti-dilutive. For the same reasons, 654,100 and 1,869,024 shares of common stock at average prices of $10.61 and $8.44, respectively, were outstanding and not included in the computation of diluted earnings per share during the nine months ended November 30, 1998 and 1997, respectively.

NOTE D - INTANGIBLE ASSETS

On September 15, 1998, the Company purchased a computer telephony software suite from Dronen Consulting, Incorporated for $3,533,723 in cash and 75,000 shares of the Company's stock valued at $1,518,750. The transaction was accounted for as an asset purchase. The full purchase price of $5,052,473 will be depreciated over the software suite's estimated useful life of five years.

                                InterVoice, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                          November 30,       February 28,
ASSETS                                                        1998               1998
                                                         -------------      -------------
CURRENT ASSETS
     Cash and cash equivalents                           $  10,967,994      $   4,190,940
     Accounts and notes receivable, net of allowance
       for doubtful accounts of $457,247 in 1999 and
       $368,005 in 1998                                     39,264,516         26,040,332
     Inventory                                              11,340,714          9,343,338
     Prepaid expenses and other current assets                 975,869          4,490,813
     Deferred income taxes                                   2,325,745          2,325,745
                                                         -------------      -------------
                                                            64,874,838         46,391,168
PROPERTY AND EQUIPMENT
     Building                                               16,285,631         16,249,914
     Computer equipment                                     24,511,419         24,496,337
     Furniture, fixtures and other                           3,570,296          3,756,164
     Service equipment                                       5,050,031          4,582,221
                                                         -------------      -------------
                                                            49,417,377         49,084,636
     Less allowance for depreciation                        20,726,272         16,736,766
                                                         -------------      -------------
                                                            28,691,105         32,347,870
OTHER ASSETS
     Purchased software and other assets,
       net of amortization of $2,837,287
       in 1999 and $1,679,113 in 1998                       10,324,721          6,154,437
                                                         -------------      -------------
                                                         $ 103,890,664      $  84,893,475
                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses               $  14,548,120      $  10,491,913
     Customer deposits                                       5,245,563          2,625,498
     Deferred income                                         3,738,689          5,500,743
     Short term borrowings                                          --          9,000,000
     Income taxes payable                                      917,491                 --
                                                         -------------      -------------
                                                            24,449,863         27,618,154

DEFERRED INCOME TAXES                                          644,803            644,803

LONG TERM BORROWINGS                                         9,000,000                 --

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 20,076,890  issued,
       14,082,090 outstanding in 1999
       and 19,503,291 issued, 13,802,491
       outstanding in 1998                                      10,033              9,726
     Additional capital                                     50,412,060         44,314,685
     Treasury stock - at cost                              (56,073,637)       (50,202,999)
     Retained earnings                                      75,447,542         62,509,106
                                                         -------------      -------------
                                                            69,795,998         56,630,518
                                                         -------------      -------------
                                                         $ 103,890,664      $  84,893,475
                                                         =============      =============

                                InterVoice, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                            Three Months Ended                  Nine Months Ended
                                                    ------------------------------     ------------------------------
                                                     November 30,      November 30,     November 30,      November 30,
                                                        1998              1997             1998              1997
                                                    ------------      ------------     ------------      ------------
Sales                                               $ 35,010,205      $ 25,545,358     $ 98,080,821      $ 79,563,975

Cost of goods sold                                    13,714,612        11,755,893       39,688,701        34,652,227
                                                    ------------      ------------     ------------      ------------

Gross margin                                          21,295,593        13,789,465       58,392,120        44,911,748
                                                    ------------      ------------     ------------      ------------

Research and development expenses                      3,264,998         3,256,266        9,788,021         9,758,871
Selling, general and administrative
           expenses                                    9,525,284        10,250,538       28,538,341        31,641,530
                                                    ------------      ------------     ------------      ------------

Income from operations                                 8,505,311           282,661       20,065,758         3,511,347

Other income (expense) - net                             (98,122)           83,422         (312,420)          407,655
                                                    ------------      ------------     ------------      ------------

Income before income taxes                             8,407,189           366,083       19,753,338         3,919,002

Income taxes                                           2,900,481           109,825        6,814,902         1,175,701
                                                    ------------      ------------     ------------      ------------

Net income                                          $  5,506,708      $    256,258     $ 12,938,436      $  2,743,301
                                                    ============      ============     ============      ============

Net income per share - basic                        $        .20      $        .01     $        .47      $        .09
                                                    ============      ============     ============      ============

Net income per share - diluted                      $        .18      $        .01     $        .44      $        .09
                                                    ============      ============     ============      ============






See Note C to Consolidated Financial Statements for a discussion of net income per share computations.

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                          Common Stock
                                   ------------------------     Additional      Treasury          Retained
                                        Shares      Amount       Capital         Stock            Earnings          Total
                                   -----------------------------------------------------------------------------------------
Balance at February 28, 1998         13,802,491    $ 9,726     $44,314,685   ($50,202,999)     $ 62,509,106     $ 56,630,518
      Exercise of stock
        options                         573,599        307       6,097,375             --                --        6,097,682
      Purchase of treasury
        stock, net                     (294,000)        --              --     (5,870,638)               --       (5,870,638)
      Net income                                        --              --             --        12,938,436       12,938,436
                                   -----------------------------------------------------------------------------------------
Balance at November 30, 1998         14,082,090    $10,033     $50,412,060   ($56,073,637)     $ 75,447,542     $ 69,795,998
                                   =========================================================================================

                                InterVoice, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                  Three Months Ended                     Nine Months Ended
                                            ---------------------------      --------------------------
                                             November 30,   November 30,      November 30,  November 30,
                                                 1998          1997              1998          1997
                                            ------------   ------------      ------------  ------------
OPERATING ACTIVITIES
     Net income                             $  5,506,708   $    256,258      $ 12,938,436  $  2,743,301
     Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Depreciation and
           amortization                        2,871,225      2,277,451         8,032,944     6,496,907
        Changes in operating assets
           and liabilities:                   (2,844,932)     1,989,553        (5,633,811)      905,274
                                            ------------   ------------      ------------  ------------

NET CASH FROM OPERATIONS                       5,533,001      4,523,262        15,337,569    10,145,482

INVESTING ACTIVITIES
     Purchase of  property
        and equipment                         (1,031,021)    (1,416,896)       (3,459,101)   (7,539,049)
     Purchased software                       (5,081,610)      (432,675)       (5,328,458)   (2,277,831)
                                            ------------   ------------      ------------  ------------
                                              (6,112,631)    (1,849,571)       (8,787,559)   (9,816,880)
FINANCING ACTIVITIES
     Exercise of stock options                 4,778,746         20,716         6,097,682       228,577
     Purchase of Treasury Stock               (1,485,000)   (16,438,576)       (5,870,638)  (18,235,675)
                                            ------------   ------------      ------------  ------------
                                               3,293,746    (16,417,860)          227,044   (18,007,098)
                                            ------------   ------------      ------------  ------------
INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                      2,714,116    (13,744,169)        6,777,054   (17,678,496)

Cash and cash equivalents,
     beginning of period                       8,253,878     20,227,697         4,190,940    24,162,024
                                            ------------   ------------      ------------  ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                          $ 10,967,994   $  6,483,528      $ 10,967,994  $  6,483,528
                                            ============   ============      ============  ============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         SALES. Sales in the first nine months and third quarter of fiscal 1999 increased approximately $18.5 million and $9.5 million, respectively, or 23% and 37%, respectively, when compared to the same periods of fiscal 1998. These increases were due primarily to increased domestic customer premise equipment
(CPE) sales. A portion of the increase is attributable to customer demand for the Company's recently released host computer and operating system independent products. The Company also has been successful in focusing its efforts on diversifying into vertical markets in which the Company has not previously participated, such as inbound call centers. This diversification helped the Company to increase domestic CPE sales. For both the first nine months and third quarter of fiscal 1999, such sales constituted 61% of the Company's total sales and increased 29% and 50%, respectively, when compared to the same periods of fiscal 1998.

Worldwide telecommunications (Telco) sales for the first nine months and third quarter of fiscal 1999 constituted 17% and 14%, respectively, of the Company's total sales. Such sales for the first nine months and third quarter of fiscal 1999 increased 26% and 10%, respectively, when compared to the same periods of fiscal 1998. Sales to domestic Telco customers constituted 61% and 84% of the Company's worldwide telecommunications sales during the first nine months and third quarter of fiscal 1999, respectively. A sale to a domestic long distance company constituted approximately 65% of domestic Telco sales during the third quarter of fiscal 1999. While international Telco sales during the third quarter of fiscal 1999 were weak, the Company believes international demand, particularly in Latin America, remains strong.

International CPE sales and service revenue constituted the remaining 22% and 25% of the Company's total sales during the first nine months and third quarter of fiscal 1999, respectively. No customer accounted for 10% or more of the Company's total sales during the third quarter of fiscal 1999.

         COST OF GOODS SOLD. Cost of goods sold of approximately $39.7 million during the first nine months decreased to 40% of total sales from 44% in the same period of the previous year. This was the result of increased sales and the Company's continued emphasis on expense control. For the same reasons, cost of goods sold of approximately $13.7 million during the third quarter of fiscal 1999 decreased to 39% of total sales from 46% in the same period of the previous year.

         RESEARCH AND DEVELOPMENT. Research and development expenses were approximately $9.8 million and $3.3 million during the first nine months and third quarter of fiscal 1999, respectively. Research and development expenses during the first nine months and third quarter of fiscal 1999 were approximately equal to such expenses in the same periods of the previous year as a result of the Company's emphasis on expense control. Research and development expenses during the first nine months and third quarter of fiscal 1999 included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; developing the NSP 5000 platform; and integrating the ESP product line purchased from Integrated Telephony Products, Inc. and the computer telephony software suite purchased from Dronen Consulting, Incorporated into the Company's product offerings. Additionally, expenditures were made for the ongoing development of the Company's OneVoice Software Agent Platform, including OneVoice Systems (the Company's IVR system), InVision (the Company's custom application development tool), AgentConnect (the Company's call center product offering), OneLink (a digital interface for analog switches), and digital VocalCard software and hardware functionality.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to approximately $28.5 million and $9.5 million during the first nine months and third quarter of fiscal 1999, respectively, from approximately $31.6 million and $10.3 million during the same periods of the previous year. As a percentage of the Company's total sales, such expenses decreased to 29% in the first nine months of fiscal 1999 from 40% in the same period of fiscal 1998, and to 27% in the third quarter of fiscal 1999 from 40% in the same period of fiscal 1998. This is a result of the Company's continued focus on expense control, particularly selling, general and administrative expenses.

         OTHER INCOME/EXPENSE. Other expense of approximately $0.3 million and $0.1 million during the first nine months and third quarter of fiscal 1999, respectively, was primarily net interest expense paid on short term borrowings.

         INCOME FROM OPERATIONS. Operating income and net income during the first nine months of fiscal 1999 were approximately $20.1 million and $12.9 million, respectively, compared to $3.5 million and $2.7 million, respectively, during the same period of the previous year. Operating income and net income during the third quarter of fiscal 1999 were approximately $8.4 million and $5.5 million, respectively, compared to approximately $0.3 million and $0.2 million, respectively, during the same period of the previous year. The increases in operating income and net income are the result of increased sales and the Company's efforts to control expenses.

         LIQUIDITY AND CAPITAL RESOURCES. At November 30, 1998, the Company had cash reserves of approximately $11.0 million while borrowings under the Company's unsecured, revolving credit line with NationsBank were $9.0 million. Operating cash flow during the first nine months and third quarter of fiscal 1999 were approximately a positive $15.3 million and $5.5 million, respectively. Investing activities, primarily the purchase of computer and test equipment and the purchase of a computer telephony software suite from Dronen Consulting, Incorporated (see below) during the first nine months and third quarter of fiscal 1999 consumed $8.8 million and $6.1 million, respectively. The re-purchase of the Company's common stock during the first nine months and third quarter of fiscal 1999 consumed $5.9 million and $1.5 million, respectively. Proceeds from the exercise of employee stock options during the first nine months and third quarter of fiscal 1999 contributed $6.1 million and $4.8 million, respectively. Net cash flow during the first nine months and third quarter of fiscal 1999 was $6.7 million and $2.7 million, respectively. The Company did not increase its borrowings during the quarter.

The Company reviews share repurchase and acquisition opportunities from time to time. During the first nine months and third quarter of fiscal 1999, the Company repurchased 294,000 and 60,000 shares, respectively, of its common stock at costs of $5,870,638 and $1,485,000, respectively, pursuant to an authorization by its Board of Directors. The Company believes that market conditions made the repurchase of such shares of value to its shareholders and that it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise.

On September 15, 1998, the Company purchased a computer telephony software suite from Dronen Consulting, Incorporated for approximately $3.5 million in cash and 75,000 shares of the Company's common stock valued at approximately $1.5 million. The transaction was accounted for as an asset purchase. The full purchase price of approximately $5.1 million will be depreciated over the software suite's estimated useful life of five years. The cash portion of the purchase price was sourced from cash reserves. The Company's borrowings were not increased as a result of the purchase.

The Company believes its cash reserves and internally generated cash flow are sufficient to meet its operating cash requirements for the foreseeable future. Additionally, the Company completed the re-negotiation of its unsecured, revolving credit line with NationsBank on November 18, 1998. Such credit line was increased to $20 million and expires on November 18, 2001.

On December 14, 1998, the Company announced a 2 for 1 stock split in the form of a 100% stock dividend payable on January 11, 1999 to shareholders of record as of December 28, 1998. Basic and diluted earnings per share have been retroactively adjusted to reflect the stock split.

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

Beginning in fiscal 1996, the Company initiated a program to replace and upgrade its information systems to accommodate the Company's growth, improve productivity and remediate any century compliance problems. This program should be substantially completed by July 1999.

Additionally, the Company has created a year 2000 project team to review and test its information technology systems and non-information technology systems and to resolve any century compliance issues that are found. The team also is attempting to ensure that any replacements and upgrades to the Company's information systems are century compliant before they are implemented. In this regard, the team is continuing to work with third party vendors to assess the year 2000 readiness of its information technology systems. The year 2000 readiness of the Company's information technology systems is, therefore, partially dependent upon the accuracy of disclosures and representations made by third party vendors, such as Oracle, PeopleSoft, MicroSoft, IBM and Dell Computer. The Company anticipates that its testing and remediation program for year 2000 issues with respect to mission critical systems should be substantially completed by August 1999. Because most of the expenditures to replace and upgrade the Company's internal systems have been made and will be incurred in the ordinary course of business, (i.e. on a non-accelerated basis), the Company does not anticipate that it will incur material incremental expenses in connection with its year 2000 remedial efforts. As a result of the program to replace and upgrade its internal systems, and the efforts of the year 2000 project team, the Company believes that its internal systems will be century compliant prior to the year 2000. However, there is no assurance that the Company will identify and resolve any and all century compliance problems with its internal systems in a timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

In addition to assessing and testing internal business systems for year 2000 readiness issues, the Company is also in the process of reviewing its other contingency plans for system failures that might arise in connection with the millennium transition. The Company currently has certain disaster recovery processes and procedures designed to allow it to continue critical business operations in the event of a software or hardware failure, or the failure of infrastructure services (e.g., electricity, telephone services, water transport, internet services, etc.). These disaster recovery processes and procedures generally involve manual "work arounds" and alternate computerized solutions. The Company is in the process of reviewing the adequacy of these processes and procedures in light of potential century compliance issues.

Based on a thorough review and testing of its software products and other products, the Company believes that its current products are century compliant. The Company began designating certain products as such in June 1997. The Company's assessment of its current products is partially dependent upon the accuracy of disclosures and representations concerning century compliance made by its suppliers, such as MicroSoft, IBM and Dell Computer. However, many of the Company's customers are using earlier versions of the Company's software products and other products that may not be century compliant. The Company has instituted programs to actively warn these customers of the risks associated with using software and other products which may not be century compliant, and to actively encourage such customers to migrate to the Company's current products.

The Company's products are generally integrated with a customer's enterprise system, which involves software products developed by other vendors. A customer may mistakenly believe that century compliance problems with its enterprise system are attributable to products provided by the Company. The Company may in the future be subject to claims based on century compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, the Company's earlier products which may not be completely century compliant, the Company's performance and warranty obligations under customer contracts, or issues arising from the customer's unique application or the integration of the Company's products with other products. The Company has not been a party to any proceeding involving its products or services in connection with century compliance issues, however, there is no assurance that the Company will not in the future be required to defend its products or services in such proceedings against claims of century compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

Based on recent discussions with current and potential customers, the Company believes that the timing of purchases and implementations of call processing systems may be influenced by year 2000 readiness issues. Year 2000 readiness issues might encourage some customers to purchase new call processing systems, or upgrades to existing systems, in order to ensure that they have century compliant current systems. On the other hand, some customers may have to spend significant amounts to remedy year 2000 readiness issues with their internal computer systems not related to their call processing systems. These expenditures could cause customers to delay or forego purchases of other computerized systems, such as call processing systems. Some customers may also choose to delay the implementation or purchase of new or upgraded computer systems, including call processing systems, in order to stabilize their internal operations and reduce the risk of introducing new year 2000 issues. Accordingly, the Company believes that year 2000 issues may simultaneously encourage certain customers to purchase call processing systems prior to the year 2000, and may cause other customers to delay their purchases of call processing systems. If year 2000 concerns lead to a net reduction in the Company's revenues, such a reduction could have a material adverse effect on the Company's business, financial condition and results of operations.

         FORWARD LOOKING STATEMENTS. This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to the year 2000 considerations and other factors discussed above, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

  o The ability of the Company to retain its customer base and, in particular, its more significant customers such as Siemens AG, an InterVoice distributor, which accounted for over ten percent of the Company's total sales during fiscal 1998, since such customers generally are not contractually obligated to place further orders with the Company.

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

  o Mergers and acquisitions between companies in the telecommunications and financial industries which could result in fewer companies purchasing the Company's products for telecommunications and financial applications, and/or delay such purchases by companies that are in the process of reviewing their strategic alternatives in light of a merger or acquisition.

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



                                                   INTERVOICE, INC.




Date:  1/14/99                                     By:  /s/ ROB-ROY J. GRAHAM
                                                        ---------------------
                                                   Rob-Roy J. Graham
                                                   Chief Financial Officer
                                                   (Chief Accounting Officer)

                                INDEX TO EXHIBITS


   EXHIBIT NO.        DESCRIPTION
   ----------         ------------------------------------------------------
     10.1             Amended and Restated Loan Agreement dated as of
                      November 18, 1998 between the Company and NationsBank,
                      N.A.

     10.2             Amended and Restated Promissory Note dated as of
                      November 18, 1998 between the Company and NationsBank,
                      N.A.

     27               Financial Data Schedule