Form 10-K
period 1999-02-28
INTERVOICE INC
filed 1999-05-28
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 28, 1999

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999

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

                               TITLE OF EACH CLASS
                         -------------------------------
                           COMMON STOCK, NO PAR VALUE
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

     AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES AS OF MAY 26, 1999: $320,525,734

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 26, 1999:
28,811,257

                       DOCUMENTS INCORPORATED BY REFERENCE

     LISTED BELOW ARE DOCUMENTS PARTS OF WHICH ARE INCORPORATED HEREIN BY REFERENCE AND THE PART OF THIS REPORT INTO WHICH THE DOCUMENT IS INCORPORATED:

     (1) PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS - PART III.

================================================================================

                                TABLE OF CONTENTS


                                                                                     PAGE
                                                                                     ----
                                     PART I

ITEM 1.  Business....................................................................... 1
         Call Automation Industry....................................................... 2
         Markets........................................................................ 3
         Product Strategy............................................................... 4
         Products and Services.......................................................... 5
         Competition.................................................................... 7
         Distribution................................................................... 7
         Backlog........................................................................ 9
         Proprietary Rights.............................................................10
         Manufacturing and Facilities...................................................10
         Employees......................................................................11

ITEM 2.  Properties.....................................................................11

ITEM 3.  Legal Proceedings..............................................................11

ITEM 4.  Submission of Matters to a Vote of Security Holders............................11

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........12

ITEM 6.  Selected Financial Data........................................................12

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................13

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.....................21

ITEM 8.  Financial Statements and Supplementary Data....................................21

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................................38

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.............................39

ITEM 11. Executive Compensation.........................................................39

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.................39

ITEM 13. Certain Relationships and Related Transactions.................................39

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............40

                                     PART I
ITEM 1.  BUSINESS

     InterVoice, Inc. (together with its subsidiaries, collectively referred to as "InterVoice" or the "Company") develops, sells and services call automation systems. The Company's historical emphasis has been on interactive voice response ("IVR") systems, which allow individuals a self help facility using their telephones, personal computers, credit card terminals or voices to access and/or provide information to computer data bases utilized by businesses. More recently, the Company has focused on systems for telecommunications service providers to provision a variety of automated services such as processing collect, debit and credit card calls, and advanced calling features such as prepaid calling cards, voice and text messaging, one number personal numbering plans and voice dialing. In the last year, the Company has increased its emphasis on customer relationship management systems which provide companies automated customer service, telemarketing capabilities and the ability to generate sales without human interaction (i.e., v-commerce and e-commerce).

     The Company's systems are sold under the trade names "OneVoice", "AgentConnect" and "InControl". OneVoice systems are used by a variety of enterprises to disseminate and receive information efficiently, allowing multiple callers simultaneous access to computer data bases without the expense of maintaining a customer service representative and workstation for each telephone line. AgentConnect systems improve call center efficiency by automating routine customer service requests and providing telemarketing capabilities by automatically dialing phone numbers and only transferring a call to a live agent if the call is answered and the called party remains on the phone. AgentConnect systems also are being utilized in v-commerce and e-commerce environments to automate order processing and fulfillment. OneVoice and AgentConnect applications currently function in a wide range of industries including banking and financial services, cable TV, government, healthcare, help desk, higher education, insurance, retail, wholesale distribution, telecommunications, transportation, manufacturing and utilities. InControl systems provide enhanced services for telecommunications networks by automating calls which utilize alternate billing methods, and provide new, revenue generating calling features and services. The Company's products include software development tools designed to support a number of diverse product applications and to simplify system customization.

     OneVoice systems sell at list prices ranging from approximately twenty five thousand to millions of dollars and support from two to thousands of voice and data channels. Scalability is a distinguishing factor for all OneVoice systems. Such systems can incorporate either multiple voice processing modules of up to 96 voice and data channels per module or multiple units of the Company's NSP 5000 platform, which can provide up to 1400 voice and data channels per platform. The Company's voice processing modules and/or NSP5000 platforms can be connected by local or wide area networks for a single point of management, control and redundancy. AgentConnect systems sell at list prices ranging from approximately two hundred fifty thousand to millions of dollars and support from four to 40 agent positions on a single voice processing module. Multiple AgentConnect modules can be connected via a node adapter to form systems to support up to a total of 128 agents. InControl systems sell at list prices ranging from approximately two hundred fifty thousand to millions of dollars and support from 96 to thousands of ports per system. InControl systems are based on the Company's NSP5000 platform and share the scalability attributes of the Company's OneVoice systems.

     In the Customer Premise Equipment (CPE) market, the Company sells its products directly and through more than 130 domestic and international distributors. The Company generally sells its products directly to Telecommunications (Telco) end-users. Since the Company's inception in 1984, the number of worldwide installations of the Company's systems has grown to nearly 12,000 located in 52 countries. The CPE end-users to which the Company has sold systems include Aetna, Bank of America, CitiBank, Fidelity Investments, BankOne, First Union Corporation, J.C. Penney, Martin Marietta, Merrill Lynch, Microsoft, National Data Corporation, National Westminster Bank U.K., Sears Roebuck and Co., Social Security Administration, T U Electric, USAA and Wachovia Bank. The Company's Telco end-users include Avantel (Mexico), Bell Canada, British Telecom, CANTV (Venezuela), Codatel (Dominican Republic), CTC (Chile), CTI (Argentina), Guatel (Guatemala), GTE, Qwest/LCI International, MCI/Worldcom, Movilnet (Venezuela), NPT (People's Republic of China), Telcel (Venezuela), Telecom Asia (Thailand), Sprint and Unicom (People's Republic of China). No customer accounted for 10% of the Company's sales during fiscal 1999 or 1998. Other than Siemens AG, one of the Company's resellers, which accounted for 10.2% of the Company's total sales in fiscal

1997, no customer represented 10% or more of the Company's aggregate sales during fiscal 1997.

CALL AUTOMATION INDUSTRY

     The number of telephone calls and, more recently, Internet inquiries (whether voice-based or graphics-based) requesting information or requiring operator assistance that must be handled by businesses, telecommunications service providers and other organizations has increased dramatically in recent years. Traditionally, consumers obtained information or services from organizations such as banks, insurance companies, or telephone companies by phoning a customer service representative, agent, or operator who used a terminal linked to a computer to process the data or service request. The major disadvantage of this procedure is the high cost of providing a large number of individuals to answer calls and provide service, which imposes practical limits on access frequency and the amount of information and level of service that can be given to each caller. Another disadvantage is that, if the volume of calls increases or substantially varies with the time of day or other factors, the potential for service delays and errors may increase. As a result of these high costs and inefficiencies, organizations have increasingly turned to various methods of automation to process such calls. With call automation systems, callers receive accurate responses to routine service requests allowing customer service representatives to work on other important tasks requiring their personal expertise. In certain system applications, such as credit limit requests, callers may prefer dealing with a call automation system rather than an individual in order to preserve privacy and confidentiality. The Company believes that such systems provide better service to more customers without additional staff, improve customer and employee retention, and can result in significant cost savings to the Company's customers. Enterprises also have begun to employ Customer Relationship Management (CRM) systems to enhance customer retention through improved customer interaction to tighten the integration between the enterprise and the customer. Such systems enhance customer service, facilitate focused telemarketing initiatives and support v-commerce and e-commerce capabilities to automate order processing and fulfillment. Telecommunications network operators utilize such systems at a significant cost savings to automate calls which formerly required operator assistance. These systems also make possible high margin, revenue generating, enhanced telecommunication services and calling features.

     Call automation systems traditionally have been interfaced to public telephony networks. Recently, the Internet has evolved to become a voice and data communications network similar to public telephony networks. As a natural extension of its product strategy, the Company has adapted its products to permit customers to interface their call automation systems to the Internet in addition to or simultaneously with public telephony networks. The Company's products, in conjunction with the Internet, make it possible for users of multimedia personal computers to access information and data in any combination of voice, graphic and image formats.

     Call automation systems address one or more of the six basic markets below:

       Interactive information response is the use of a wide variety of devices, such as telephones, facsimile or personal computers in conjunction with public and private telecommunication networks and/or the Internet to input or retrieve information or request services from a computer data base. Applications include checking account balances, credit card authorizations, insurance claims and automating telephone calls formerly requiring operator assistance. The Company's VisualConnect product makes possible multi-media applications utilizing the Internet. The Company participates in this market with its OneVoice systems which accounted for approximately 65% of its system sales in fiscal 1999.

       Outbound call processing involves the automatic dialing of telephone numbers and the use of computerized voice messages and live agents to communicate with customers and prospects. Applications include customer notification, delinquent bill collecting and the telemarketing of goods and services. The Company addresses this market with its AgentConnect system which accounted for approximately 5% of its system sales in fiscal 1999.

       Automated call directing serves the functions typically performed by a receptionist and involves the use of a computerized announcer which asks callers to select an extension or department. The Company's products are capable of performing as automated call directing systems, but the Company's fiscal 1999 sales into this market were not significant.

       Enterprise-based voice mail enables callers to leave, exchange and retrieve electronic voice and text messages 24-hours a day, seven days a week. The Company's products are capable of performing as voice mail systems, but the Company's fiscal 1999 sales into this market were not significant.

       Network-based Enhanced Calling Services allows telecommunications network operators to automate calls formerly requiring operator assistance and to provide revenue generating, advanced calling features such as voice and text messaging, prepaid and postpaid calling cards, one number personal numbering plans and voice dialing. The Company participates in this market with its InControl systems which accounted for approximately 20% of system sales in fiscal 1999.

       Audiotex is the use of a telephone to access and to listen to a wide variety of current information, such as sports scores, weather, stock quotes, business news, classified ads or other similar information. The Company's products are capable of performing as audiotex systems, but the Company's fiscal 1999 sales into this market were not significant.

     The call automation industry has begun to experience a demand for CRM systems that must simultaneously address customer needs in two or more of these basic markets. Larger CPE end-users, for example, are beginning to consolidate their customer service and telemarketing functions into multi-purpose call centers which handle both in-bound and out-bound calls. This consolidation has created a need for the Company's multi-purpose AgentConnect product which supports individuals who may simultaneously serve as customer service and telemarketing representatives. AgentConnect systems deployed in such a manner accounted for approximately 10% of the Company's systems sales in fiscal 1999.

     The general public has become increasingly receptive to call automation, having become familiar with such technology from early adopters in the financial services industry. Such systems are becoming more pervasive in a wide variety of industries and applications as indicated below:


                  INDUSTRY                                    APPLICATION
                  --------                                    -----------

               Financial Services                          Banking
                                                           Discount Brokerage
                                                           Bill Payment
                                                           401K/Employee Benefit
               Health Care                                 Plan Enrollment
                                                           Test Results
                                                           Claims Status
               Cable TV                                    Service Requests
                                                           Event Ordering
               Education                                   Enrollment
                                                           Grade Reporting
                                                           Financial Aid
                                                           Housing
               Electronic Benefits Transfer                Child Support
                                                           Welfare Payments
                                                           Food Subsidies
               Telecommunications                          Automated Operator Services
                                                           Advanced Calling Features
                                                           Messaging
                                                           Service Requests


MARKETS

     The Company has traditionally focused on the financial services market and continues to evaluate a wide variety of potential industry specific or "vertical" markets based on their potential for rapid acceptance of call automation technology. As a result, the Company has diversified its focus to include the telecommunications, human resource, and healthcare vertical markets.

PRODUCT STRATEGY

     The Company's products are designed to assist its customers in achieving the following objectives:

          o    Increase net profits by reducing costs
          o    Improve customer and/or employee service
          o    Provide product and service differentiation

     The Company believes that its OneVoice and InControl systems enable the Company's customers to handle more calls with fewer delays and errors at a lower cost than through use of customer service representatives, agents or operators while preserving callers' privacy and confidentiality. AgentConnect allows the Company's customers to contact a large number of people in applications such as collections and telemarketing while improving the productivity of their agents. Both the OneVoice and AgentConnect systems can be simultaneously hosted by the Company's NSP 5000 platform. Similarly, the OneVoice and AgentConnect systems can simultaneously host multiple applications. This allows the Company's customers to leverage and cost effectively expand their investments in their OneVoice and/or AgentConnect systems. The Company also has adapted its NSP 5000 Platform to host its InControl system to address the growing telecommunications market. The InControl system provides network based automated operator services and advanced, revenue generating applications for telecommunications companies.

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

     The Company has developed a variety of call processing functions and features characterized by the following factors:

       Host Computer Platform Independence: The Company's hardware and software are designed to be independent of the host computer platform through compliance with industry standards. The same hardware and software can operate on computer platforms produced by a variety of manufacturers, allowing the Company to deliver its systems integrated with the computer platform of its customers' choice instead of dictating a specific computer platform. This is an important factor in vendor selection for many of the Company's current and potential customers and allows the Company to avoid the expense of maintaining multiple versions of the Company's hardware and software.

       Operating Software Independence: The Company's InterSoft run time software, which is utilized by the Company's OneVoice, AgentConnect and InControl Systems, is simultaneously compatible with all popular operating systems, such as Windows NT, UNIX and OS/2. This operating software independence allows the Company to give its customers freedom to choose an operating system, an important factor in vendor selection for many of the Company's current and potential customers. This operating software independence also allows the Company to avoid the expense of maintaining multiple versions of the Company's InterSoft run time software.

       Flexible Programming: The Company offers its customers a wide variety of software features that can be included in the OneVoice, AgentConnect and InControl systems. The Company's software is designed to support a number of diverse product applications. The Company recently introduced a graphical user interface (GUI) software development tool, InVision, which simplifies the generation and customization of customer applications.

       System Expandability/Networking: The Company's basic OneVoice system can be expanded from two up to 96 lines per module. OneVoice and InControl systems which utilize the NSP 5000 platform can be expanded from 24 to 1400 lines per platform by adding expansion cards without software changes. Platforms can be interconnected via a local or wide area network to provide simultaneous access for thousands of callers while maintaining control from a single, networked workstation. AgentConnect modules are expandable from 4 to 40 lines per system and multiple AgentConnect modules can be connected via a node adapter to support up to a total of 128 agents.

       Voice and Data Connectivity: Systems can be connected to most digital and analog PBX's, central office switches and to a wide variety of host computers and enterprise systems.

     The Company's products are designed and manufactured to be highly reliable and to require minimum maintenance, most of which can be handled from the Company's headquarters using on-line remote diagnostic and test capabilities. The Company utilizes an independent service company with local offices throughout the United States to perform domestic on-site service. The Company electronically dispatches service technicians when customer maintenance or repair is required. International distributors are generally responsible for providing service for the systems they sell.

PRODUCTS AND SERVICES

OneVoice Systems

     OneVoice systems are primarily focused on the customer premise equipment market and comprised more than 65% of the Company's sales in fiscal 1999. These systems combine a variety of standard computer platforms and standard operating systems with the Company's proprietary run time software, InterSoft, and Company developed and third party developed voice processing boards to perform call automation functions. Each OneVoice system utilizes the same proprietary run time software, allowing the Company's customers to expand their OneVoice systems via the addition of expansion cards or via the linkage of multiple modules or systems through a local or wide area network, as capacity and other requirements grow. OneVoice systems can be configured using a variety of computer platforms and operating systems depending on the customer's preferences and processing requirements.

     The Company integrates compatible programmable add-in cards with InterSoft runtime software to interface OneVoice and AgentConnect (see below) systems with enterprise systems predicated on host computers produced by IBM, Unisys, NCR, DEC, and others, using standard communications protocols and native terminal emulation via the Internet; local area networks, including the IBM Token Ring, Ethernet and Arcnet; advanced wide area networks, including ISDN-PRI and X.25; and customer private networks.

AgentConnect Systems

     AgentConnect systems are ideal for regional or branch offices of large businesses for provisioning integrated inbound and outbound CRM systems. These systems combine PBX functionalities with ISDN-PRI capabilities to enable the transmission of both voice and data on a single line to support agent query in both customer service and telemarketing environments. Internet connectivity also supports the automation of Internet-based order processing and fulfillment. AgentConnect systems deployed as CRM solutions accounted for 10% of the Company's sales in fiscal 1999.

     AgentConnect systems also can be utilized to provide outbound call processing. AgentConnect systems deployed in such a manner accounted for 5% of the Company's sales in fiscal 1999. A typical application of such a system permits the Company's customers to improve the productivity of their telemarketing operations by automatically dialing phone numbers and only transferring a call to an agent if the call is answered and the called party remains on the phone. Patented advanced call processing monitoring and automatic call pacing algorithms also improve productivity by transferring a caller to a telemarketing agent immediately upon completion of the agent's previous call.

InControl Systems

     The InControl system is similar in design to the OneVoice system and utilizes much of the same proprietary hardware and software. InControl systems provide telecommunications network operators with automated operator services (such as processing prepaid and credit card calls) and revenue generating enhanced telecommunication features (such as voice mail, short voice and text message delivery, "one number" services and voice activated dialing). These systems accounted for 20% of the Company's total sales in fiscal 1999.

     InControl systems are comprised of the Company's Enhanced Service Platform
(ESP) suite of telecommunications applications running on the Company's NSP 5000 Platform (see below). The ESP suite of applications is unique to the industry as each application is driven from a customer database common to the entire suite. This allows the Company's customers to provide multiple services to their end-users without the extensive data base maintenance required by stand alone, single application, single data base competitive offerings. Initial deployment of services and features as well as system expansions are accomplished cost-effectively as a result of the NSP 5000 platform's scalability attributes. InControl systems incorporate standards based signaling protocols, such as signaling system seven (SS7), and can be linked together via local or wide area networks to provide application control from a single workstation.

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

InterSoft

     The Company's InterSoft run time software offers customers a variety of features that can be included in the Company's systems, including:

       VisualConnect ~: A feature which allows the Company's systems to communicate with multi-media personal computers via the Internet. Data can be transmitted in any combination of voice, graphic and image formats.

       VoiceDial ~: A voice recognition feature, available in several languages, allowing a telephone caller to issue oral commands to OneVoice Systems, in both numeric and alpha format, including continuous speech.

       YourVoice ~: A feature allowing customers to customize and change recorded messages from any telephone.

       VirtualVoice ~: A voice storage and playback feature allowing the Company's systems to store and retrieve large quantities of verbal information received from many telephone lines.

       DataConnect ~: A feature allowing the Company's systems to communicate with personal computers, data terminals and hearing impaired devices using the same telephone lines as voice callers.

       MultiFrequency Decoding ~: A feature allowing the Company's systems to emulate central office signaling.

       PulseDial Decoding ~: A feature which allows rotary phones to communicate with the Company's systems.

       Digital Interface ~: A feature which makes possible 24 channel capacity with fully integrated T1 Direct Connectivity or 30 channel capacity with fully integrated E1 Direct Connectivity in the European marketplace.

InVision

     InVision is the Company's proprietary, next-generation software tool which aids in the development and testing of custom call automation applications. InVision is based on a graphical user interface and allows developers to visualize and hear the interaction between users and the Company's systems while developing custom applications. This user-friendly development tool allows the Company's customers to expand the scope and use of its systems. InterForm is the Company's proprietary, forms based software program which also can be used by developers to generate and maintain custom applications.

Network Services Platform (NSP) 5000

     The NSP 5000 platform is a Company proprietary design which utilizes a stardards-based, compact, modular, passive backplane allowing high port density per system, a critical factor for call center and telecommunications applications. The passive backplane design allows for easy system expansion and for the upgrade of standards-based system components, such as CPU's, as third party technologies advance. The NSP 5000 can utilize any one of the following operating systems: Unix, Windows NT or O/S2.

VocalCard

     VocalCard, a standards based call automation board, allows OneVoice systems to perform many functions in software which many other suppliers must perform using discrete hardware. Extensive use of software enables the Company to add features or enhance the Company's systems without redesigning hardware.

FoneTower

     The Company has developed the FoneTower, an expansion chassis which enables users to insert up to 18 additional cards into a OneVoice module due to limitations in the number of expansion slots in some computer platforms. Capacity expansion and the provisioning of additional features and functions often require additional voice automation cards, such as VocalCard.

COMPETITION

     The call automation industry is fragmented and highly competitive. Based on industry surveys, no company, other than InterVoice, participating in this industry has more than a 10% market share. Technological advances are critical to industry leadership and the Company competes primarily on the basis of a broad range of product capabilities and features, professional services (such as system customization), and customer support services. The principal competitors for the Company's OneVoice systems include Lucent Technologies, Periphonics, Brite Voice Systems and Edify. The principal competitors for the Company's AgentConnect Systems include Davox, EIS and Lucent Technologies (formerly Mosaix). The principal competitors for the Company's telecommunications products include Lucent Technologies, Comverse Technology, Brite Voice Systems, Glenayre Technologies and Periphonics. The Company anticipates that competition from existing competitors will continue to intensify. The Company may also face market entry from non-traditional competitors, including telephone switching equipment manufacturers and independent call automation service bureaus. Some of these competitors have greater financial, technological and marketing resources than the Company.

DISTRIBUTION

     The Company markets its products through both direct and indirect sales channels. During fiscal 1999, approximately 53% and 47% of the Company's total sales were attributable to direct sales to end-users and to sales to distributors, respectively. The Company provides discounts to volume end-user purchasers and its distributors reflecting decreased costs associated with such sales. During fiscal 1999, sales to existing customers, as a percentage of the Company's total sales, were 65%, the same as in fiscal year 1998, as the Company's customers continued to expand their systems and to add new and/or enhanced applications. The Company anticipates that sales to existing customers, as a percentage of the Company's total sales, will continue to be a significant percent of its total sales as it focuses additional marketing efforts on its installed base. No company accounted for 10% of total sales in fiscal 1999 or 1998. One of the Company's resellers, Siemens AG, accounted for 10.2% of the Company's total sales in fiscal 1997.

United States Distribution

     The Company sells its products directly to end-users and more than 85 distributors in the United States. This distributor network allows the Company to leverage an indirect sales force numbering in excess of 1,700 in addition to its domestic direct sales force of approximately 75. During fiscal 1999, approximately 60% and 40% of the Company's domestic sales were attributable to end-users and distributors, respectively. The Company's end-users include, among others, Aetna, Bank of America, Bell Canada, Fidelity Investments, BankOne, First Union Corporation, GTE, J. C. Penney, Qwest/LCI International, Martin Marietta, MCI/Worldcom, Merrill Lynch, Microsoft, National Data Corporation, National Westminster Bank U.K., Sears Roebuck & Co., Social Security Administration, Sprint, TU Electric, USAA, and Wachovia Bank. Marketing efforts by the Company include advertising, trade shows, direct mail campaigns and telemarketing, implemented by a field sales force.

     The Company enters into arrangements with distributors to broaden distribution channels, to increase its sales penetration to specific markets and industries and to provide certain customer services relating to the Company's products on the Company's behalf. Distributors are selected based on their access to markets, industries and customers that are candidates for the Company's products. The Company's major domestic distributors include EDS, Fiserv, GTE, Norstan, Siemens Business Communications, Sprint, Symitar Systems and Wiltel.

International Distribution

     The Company's products are currently sold in 52 countries. The Company offers its products outside the United States through a network of more than 45 distributors, which allows it to leverage an indirect sales force numbering in excess of 300 in addition to its international direct sales force of approximately 15. International distributors include Information Technology & Data (Turkey), IVRS Ltd. (Hong Kong), Loxbit (Australia), OLTP Voice (Venezuela), Norstan (Canada), Phonetix (Canada), Promotora Kranon (Mexico), Siemens AG (Worldwide) and Switch (Chile). The Company maintains offices in London, Frankfurt and Munich to support sales by distributors throughout the European Community, the Middle East and Africa. Company offices in Singapore and Sydney support sales by distributors throughout the Pacific Rim. The Company also maintains an office in Toronto and Sao Paulo to support its Canadian and Brazilian distributors.

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

     International sales increased 13% in fiscal 1999, decreased 14% in fiscal 1998 and increased 36% in fiscal 1997, respectively, and, as a percentage of total sales, were 18% in fiscal 1999, 21% in fiscal 1998 and 24% in fiscal 1997. Sales to the Americas (excluding the United States) constituted 55%, 54% and 47% of international sales in fiscal 1999, 1998 and 1997, respectively. Sales to Europe constituted 26%, 25% and 34% of international sales in fiscal 1999, 1998 and 1997, respectively. Sales to the Pacific Rim constituted 19%, 21% and 19% of international sales in fiscal 1999, 1998, and 1997, respectively. The decrease in sales to Europe, as a percentage of international sales, in fiscal 1998 and the increase in such sales in fiscal 1997 were primarily attributable to a large sale to a European based, global telecommunications company during fiscal 1997. This large sale also is primarily responsible for the decrease in international sales during fiscal 1998. A discussion of the Company's sales by geographical area for fiscal 1999, 1998 and 1997 is found in Note K to the Consolidated Financial Statements located in Item 8 of this report.

BACKLOG

     The Company's backlog at February 28, 1999, 1998, and 1997 was approximately $27 million, $17 million and $11.4 million, respectively. The Company expects all existing backlog to be delivered within the next fiscal year. Due to customer demand, many of the Company's sales are completed in the same fiscal quarter as ordered. Thus, the Company's backlog at any particular date may not be indicative of actual sales for any future period.

PROPRIETARY RIGHTS

     The Company believes that its existing patent, copyright, license and other proprietary rights in its products and technologies are material to the conduct of its business. To protect these proprietary rights, the Company relies on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 28, 1999, the Company owned 34 patents. In addition, the Company has registered "InterVoice" as a trademark in the United States and in certain foreign countries. The Company has also registered 24 trademarks and servicemarks in the United States for other product and service names and has registrations pending in the United States for various product and service names. The Company's software and other products are generally licensed to customers pursuant to a nontransferable license agreement that restricts the use of the software and other products to the customer's internal purposes. Although the Company's license agreements prohibit a customer from disclosing proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. Furthermore, even in cases where patents are granted, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The occurrence of the unauthorized use of the Company's proprietary information by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 3. Legal Proceedings."

     From time to time various owners of patents and copyrighted works send the Company letters alleging that its products do or might infringe upon the owners' intellectual property rights, and/or suggesting that the Company should negotiate a license or cross-license agreement with the owner. The Company's policy is to never knowingly infringe upon any third party's intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company has accelerated its program for applying for and receiving patents to reflect its technological innovations. The Company currently has a portfolio of 34 patents, and has applied and will continue to apply for a number of additional patents. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement. In certain situations, it might be beneficial for the Company to cross license certain of its patents for other patents which are relevant to the call automation industry.

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

EMPLOYEES

     As of May 26, 1999, the Company had 722 employees.

MERGER WITH BRITE VOICE SYSTEMS, INC. AND RELATED FINANCING

The Offer

         On May 3, 1999, the Company, through a wholly-owned subsidiary, InterVoice Acquisition Subsidiary III, Inc. (the "Purchaser"), commenced an all cash tender offer (the "Offer") for the purchase of 9,158,155 shares, or appropriately 75%, of the outstanding common stock of Brite Voice Systems, Inc. ("Brite"), at a price of $13.40 per share. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the Offer, at least 9,158,155 Brite shares and the Company securing the necessary debt financing for the Offer, as described below. The Offer will expire on June 1, 1999, unless extended.

The Merger

         The Offer is being made pursuant to an Acquisition Agreement and Plan of Merger, dated as of April 27, 1999 (the "Merger Agreement"), by and among the Company, the Purchaser and Brite pursuant to which, as soon as practicable after the completion of the Offer and satisfaction or waiver, if permissible, of all conditions to the merger, the Purchaser will be merged with and into Brite, with Brite surviving the merger and thereby becoming a wholly-owned subsidiary of the Company (the "Merger"). At the effective time of the Merger (the "Effective Time"), each outstanding Brite share other than Excluded Shares (as herein defined) will be canceled and converted into the right to receive the merger consideration. The relative proportions of the cash and stock components of the merger consideration are affected by (i) the unexpended proceeds from the debt financing described below after completion of the Offer, if any, and (ii) the Company's desire not to issue more than approximately 19.9% of its common stock as part of the merger consideration, since the issuance of a greater number of shares would require the Company to obtain shareholder approval under applicable listing requirements of the Nasdaq National Market. Accordingly, the merger consideration will be calculated differently depending upon whether the Purchaser purchases at least 9,158,155 Brite shares in the Offer. Method (1) will be used if Purchaser purchases 9,158,155 Brite shares or more in the Offer, thereby utilizing all available cash in the Offer; Method (2) will be used if Purchaser purchases less than 9,158,155 Brite shares in the Offer and, consequently, has cash available to apply toward the purchase of the remaining Brite shares in the Merger.

                  Method (1) If the Purchaser purchases 9,158,155 Brite shares or more in the Offer, each Brite share then outstanding (other than Excluded Shares) will be converted into the right to receive that number of shares of Company Common Stock equal to $13.40 divided by the average closing price (the "Average Trading Price") of the Company's common stock on the Nasdaq for the 25 trading days immediately preceding the Effective Time of the Merger. The Average Trading Price must be at least equal to the Lower Collar (as defined below) and may not exceed $14.00.

                  Method (2) If the Purchaser purchases less than 9,158,155 Brite shares in the Offer, each Brite share then outstanding (other than Excluded Shares) will be converted into the right to receive (a) an amount in cash equal to the quotient of (w) the difference between
         (i) the product of $13.40 multiplied by 9,158,155 Brite shares and (ii) the aggregate purchase price for the number of Brite shares actually purchased in the Offer, divided by (x) a number of Brite shares equal to (A) the total number of Brite shares issued and outstanding immediately prior to the Effective Time (B) less the Excluded Shares
         (C) plus the Dissenting Shares (as herein defined) (such quotient referred to as the "Cash Amount"), plus (b) that number of shares of the Company's common stock equal to the quotient of (y) the difference between $13.40 and the Cash Amount, divided by (z) the Average Trading Price.

                  The term "Dissenting Shares" means Brite shares held by stockholders who properly perfect their dissenters' rights, if any, under Kansas law.

                  The term "Excluded Shares" means (i) Brite shares owned by the Company, Brite and their subsidiaries, and (ii) Dissenting Shares.

                  The term "Lower Collar" means $8.00, except that if a Lower Collar of $8.00 would otherwise result in the Company issuing more than 5,719,877 shares of common stock, representing approximately 19.9% of its outstanding common stock, in the Merger, the Lower Collar will be an amount per share equal to the product of (i) $8.00 multiplied by
         (ii) a fraction of which (A) the numerator is the total number of shares of the Company's common stock that would be issued in the Merger if the Lower Collar were $8.00 and (B) the denominator is 5,719,877.

                  Brite is a NASDAQ-listed public company headquartered in Heathrow, Florida that designs, integrates, assembles, markets and supports voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions.

Debt Financing

         In order to finance the Offer, the Company has entered into a commitment letter (the "Commitment Letter") with Bank of America National Trust and Savings Association ("Bank of America") and Banc of America Securities LLC ("Montgomery Securities") pursuant to which, subject to the terms and conditions thereof, Bank of America will provide the Purchaser financing in an aggregate amount of up to $150 million (the "Facilities").

         The Facilities will be guaranteed by the Company and each material existing and future direct and indirect domestic subsidiary of the Company, excluding the Purchaser; provided that Brite and its subsidiaries will not be required to guarantee the Facilities until the consummation of the Merger. Bank of America has committed to lend the full amount of the Facilities upon the terms and subject to the conditions set forth in the Commitment Letter, and Banc of America Securities has agreed to use its best efforts to form a syndicate of financial institutions (the "Lenders") reasonably acceptable to the Company, Purchaser and Bank of America, upon the terms and subject to the conditions set forth in the Commitment Letter.

         Pursuant to the Commitment Letter, the Facilities are expected to consist of: (i) a $125 million tender facility (the "Term Loan Facility") which will be available to the Purchaser in order to fund the Offer and the Merger and
(ii) a $25 million revolving credit facility (the "Revolving Credit Facility").

         The following is a summary of the principal terms of the Facilities based upon the Commitment Letter. This summary is qualified in its entirety by reference to the Commitment Letter, a copy of which has been filed as an exhibit to the Schedule 14D-1 filed with the Commission in connection with the Offer.

         The Commitment Letter provides that the commitments under the Commitment Letter will terminate unless the Facilities are closed on or prior to June 30, 1999. The Facilities will mature on August 31, 2003, and the Term Loan Facility will be subject to quarterly amortization with the first payment due on May 31, 2000. In addition, the Facilities will be subject to certain mandatory prepayments and commitment reductions tied to the sale of assets, the issuance of debt, the issuance of equity and the generation of excess cash flow for a fiscal year. Certain of these prepayment and commitment reduction requirements are limited by the satisfaction of certain financial ratios.

         The amounts borrowed pursuant to the Revolving Credit Facility and the Term Loan Facility will bear interest at a rate equal to either the London Interbank Offer Rate ("LIBOR") plus the applicable margin or the Alternate Base Rate (to be defined as the higher of (i) the Bank of America prime rate or (ii) the federal funds rate plus 0.50%) plus the applicable margin. The applicable margin during the period from the closing of the Facilities until receipt of the Company's Form 10-Q for the quarter ended November 30, 1999 will be 2.50% and 1.25% for LIBOR and Alternate Base Rate loans, respectively. Thereafter, the applicable margin in each case will be determined in accordance with a schedule to the Facilities and will be determined by reference to a ratio of the Company's funded debt to EBITDA (as defined in the Facilities).

         The Facilities will contain certain representations and warranties, certain negative and affirmative covenants, certain conditions and events of default which are customarily required for similar financings. Such covenants will include, among others, restrictions and limitations on liens and negative pledges; limitations on mergers, consolidations and sales of assets; limitations on incurrence of debt; limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitations on investments and acquisitions (other than the acquisition of the Company); and limitations on capital expenditures. Key financial covenants based on the Company's consolidated financial statements include minimum net worth, maximum leverage ratio and minimum fixed charge coverage ratio. The funding of the Facilities will be subject to customary closing conditions.

         The Facilities will require a first priority perfected security interest in (i) all of the capital stock of each of the domestic subsidiaries of the Company (including, without limitation, the Purchaser), and 65% of the capital stock of each first tier foreign subsidiary of the Company, which capital stock shall not be subject to any other lien or encumbrance and (ii) subject to permitted liens, all other present and future material assets and properties of Brite and its material domestic subsidiaries (including, without limitation, accounts receivable and proceeds, inventory, real property, machinery and equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles), including, without limitation, Brite and its subsidiaries; provided that Brite and its subsidiaries shall not be required to pledge such assets and properties until completion of the Merger. All capital stock of Brite owned by the Purchaser or the Company shall be pledged as collateral for the Facilities.

         In connection with the Facilities, the Borrower has agreed to pay the Lenders certain commitment, underwriting, administrative and termination fees, to reimburse the Lenders for reasonable out-of-pocket fees and expenses, whether or not the Facilities close, and to provide certain indemnities, as is customary for commitments such as the Facilities.

         The Company anticipates that indebtedness incurred through borrowings under the Facilities in connection with the Offer and the Merger will be repaid from a variety of sources, which may include funds generated internally by the Company and its subsidiaries and following the Merger, funds generated by the Company, bank financings, and the public or private sale of debt or equity securities. No decision has been made concerning the method the Company will employ to repay such indebtedness.

         Upon consummation of the Merger, the Purchaser will be merged into Brite, which will then be obligated as the borrower under the Facilities.

ITEM 2.  PROPERTIES

     The Company owns and occupies a 225,000 square foot manufacturing and office facility in Dallas, Texas. The Company also leases approximately 5,000, 3,000, 3,000, 2,000 and 4,000 square feet of office space in London, Singapore, Sao Paulo, Jacksonville (Florida), and Chicago, respectively.

     The Company has suitable properties and productive capacity for its near-term requirements. The Company owns land adjacent to its Dallas facility should additional office and/or manufacturing capacity be required.

ITEM 3.  LEGAL PROCEEDINGS

     Commencing in fiscal 1997, Lucent Technologies ("Lucent") suggested in correspondence to the Company that it should consider licensing certain Lucent patents for a substantial payment. The Company has an opinion from its outside legal counsel that the Company does not infringe the Lucent patents by reason of non-infringement and/or invalidity. The Company has suggested to Lucent that Lucent should consider licensing certain patents of the Company, and that a mutual cross-license might be in the best interests of both parties. The parties have discussed the possibility of negotiations for a mutually satisfactory cross-license agreement which would resolve the matter. There is no assurance that the Company will negotiate a cross-license agreement based on mutually satisfactory terms. Lucent has not threatened litigation against the Company, and the Company and Lucent did not have any discussions or exchange any correspondence concerning their respective patent portfolios during fiscal 1999. In the event that litigation is instituted against the Company concerning the Lucent patents, the Company intends to vigorously contest the claims and to assert defenses of non-infringement and/or invalidity of the patents, together with any other defenses and counterclaims, including any counterclaim for infringement of its patents, the Company might have. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation asserted against the Company in connection with the Lucent patents.

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

     In the event that the tender offer and subsequent merger with Brite Voice Systems, Inc. are consummated (see "Item 1, Business-Merger with Brite Voice Systems, Inc and Related Financing."), the definitive loan documentation evidencing the debt facilities to finance the transaction will contain a contractual limitation on the Company restricting its ability to pay a dividend in cash or property, although the Company will be permitted to declare a stock dividend.

     High and low share prices as reported in the Nasdaq National Market are shown below for the Company's fiscal quarters during fiscal 1999 and 1998. Share prices have been restated to reflect a two for one stock split in the form of a 100% stock dividend paid January 11, 1999.

     Fiscal 1999                                           Fiscal 1998
     -----------                                           -----------
     Quarter               High         Low                Quarter              High         Low
     -------               ----         ---                -------              ----         ---

     1st                 $  7.44      $ 4.38                 1st              $  6.25     $  4.19
     2nd                   11.94        6.50                 2nd                 5.69        4.19
     3rd                   15.09        7.25                 3rd                 5.31        4.44
     4th                   18.12       10.19                 4th                 5.38        3.38

     There were approximately 1,000 shareholders of record and approximately 12,500 beneficial shareholders of the Company at May 26, 1999. On May 26, 1999 the closing price of the Common Stock was $11.13.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. The selected consolidated financial data presented below for each of the years in the five-year period ended February 28, 1999 are derived from the consolidated financial statements of InterVoice, Inc., which financial statements have been audited by Ernst & Young LLP, independent auditors. The consolidated financial statements as of February 28, 1999 and 1998, and for each of the three years in the period ended February 28, 1999 and the report of Ernst & Young LLP thereon, are included elsewhere herein.


                                                                   FISCAL YEAR ENDED FEBRUARY 29/28
                                           ---------------------------------------------------------------------------------
                                           1999             1998**            1997***             1996              1995****
                                           ----             ------            -------             ----              --------

Net Sales                             $ 136,904,131     $ 102,307,713      $ 104,845,692     $  97,103,054      $  76,265,228
Income (Loss) from Operations            29,148,484        (8,427,179)        17,548,615        25,054,742          9,304,113
Net Income (Loss)                        20,192,916        (5,139,846)        12,760,481        17,259,358          2,533,580
Total Assets                            111,486,193        84,893,475        109,239,759        89,726,806         62,718,565
Long Term Debt                            5,000,000                --                 --                --                 --
Per Diluted Common Share:
  Net Income (Loss)                             .68              (.17)               .39               .53                .08
  Cash Dividend                                  --                --                 --                --                 --
Shares used in Per Diluted Common
Share Calculation*                       29,772,504        31,032,672         33,182,320        32,798,866         33,519,312


*The number of diluted common shares have been restated to reflect a 2 for 1 stock split in the form of a 100% stock dividend paid January 11, 1999.

**Fiscal 1998 net sales, loss from operations and net loss were impacted by adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2), tightening of certain of the Company's credit practices, non-recurring expense items and a non-recurring charge resulting from a portion of the price paid by the Company to Integrated Telephony Products, Inc. for its ESP product line having been attributed to in-process research and development. Without these items, net sales in fiscal 1998 would have been $107.8 million. Income from Operations would have been $2.6 million, and net income would have been $2.4 million, or $0.08 per share.

***Fiscal 1997 income from operations and net income were impacted by charges totaling approximately $1.8 million and $1.3 million, respectively, or $0.04 per share, resulting from a non-recurring litigation settlement. Without this charge, net income for fiscal 1997 would have been $0.43 per share.

****Fiscal 1995 income from operations and net income were impacted by a non-recurring charge totaling approximately $10.5 million, or $0.32 per share, associated with a significant portion of the purchase price of VoicePlex Corporation having been attributed to in-process research and development. Without this charge, earnings for fiscal 1995 would have been $0.40 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business - Product Strategy," "Business - Distribution," and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers (such as Siemens AG, an InterVoice distributor, which accounted for over ten percent of the Company's total sales during fiscal 1997) since such customers generally are not contractually obligated to place further orders with the Company.

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

o Mergers and acquisitions between companies in the telecommunications and financial industries which could result in fewer companies purchasing the Company's products for telecommunications and banking applications, and/or delay such purchases by companies that are in the process of reviewing their strategic alternatives in light of a merger or acquisition.

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


                                                                  Year ended February 28
                                                                  ----------------------
                                                           1999           1998*             1997**
                                                           ----           ----              ----
Sales                                                     100.0%         100.0%            100.0%

Cost of goods sold                                         39.6           47.8              38.3

Gross Margin                                               60.4           52.2              61.7

Research and development expenses                           9.7           12.4              11.1
Selling, general and administrative expenses               29.4           41.4              32.2
Non-recurring expenses                                       --            6.6               1.7
Operating income (loss)                                    21.3           (8.2)             16.7
Other income - net                                          (.3)            .8                .6
Income (loss) before taxes                                 21.0           (7.4)             17.3
Income taxes (benefit)                                      6.3           (2.4)              5.2

Net Income (loss)                                          14.7%          (5.0%)            12.1%


*See discussion of fiscal 1998 in Item 6, Selected Financial Data. Had it not been impacted by adoption of SOP 97-2, tightened credit practices, non-recurring expense items and a charge for in-process research and development, cost of goods sold, gross margin, research and development expenses, selling, general and administrative expenses, operating income and net income as a percentage of sales would have been 45.3%, 54.7%, 11.8% 39.3%, 2.3% and 2.2%, respectively.

**Impacted by a non-recurring charge totaling approximately $1.8 million ($1.3 million net of tax) resulting from litigation settlement. Without this charge, operating income and net income for fiscal 1997 would have been 18.4% and 13.4% of sales, respectively.

SALES

     Sales are derived primarily from the shipment of call automation systems to both new and existing customers in two major market categories: Customer Premises Equipment (CPE) and Telecommunications (Telco). Due to customer demand, many of the Company's transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically resulted in sales fluctuations from quarter to quarter. In the past, the impact of these fluctuations has been mitigated to some extent by vertical markets and by the geographic location of the Company's existing and prospective customers. However, the Company has become more prone to quarterly sales fluctuations due to its sales to the worldwide Telco market which are generally large in dollar amount and unevenly distributed throughout the fiscal year.

     Effective December 1, 1997 the Company adopted the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2). Prior to the adoption of SOP 97-2, the Company's policy provided for the recognition of revenue upon shipment, provided that the Company's remaining obligations relating to system installation and testing were not significant. With SOP
97-2, contract accounting was adopted for systems that require Company customization and installation. Revenue for contracts for large systems, generally greater than $500,000 in sales value, is recognized on the percentage of completion method. Revenue for smaller systems is recognized on the completed contract method, i.e., when all the Company's obligations have been met. The requirements of SOP 97-2 only apply to sales which require customization and/or installation by the Company, and such sales have historically accounted for approximately 30% of the Company's aggregate annual sales. The adoption of SOP 97-2 resulted in the Company not recognizing revenue in the same fiscal quarter that certain systems are shipped. The adoption of SOP 97-2 also resulted in the Company recognizing revenue during a fiscal quarter from systems shipped in previous fiscal periods. Accordingly, the adoption of SOP 97-2 delayed by 60 to 90 days the Company's recognition of approximately $3 million in sales during the fourth quarter of fiscal 1998, the first fiscal quarter of adoption. The adoption of SOP 97-2 did not result in a material increase or decrease in the Company's aggregate sales during its fiscal 1999.

     From time to time, the Company has agreed to amend customer purchase orders to extend normal payment terms in exchange for accelerating delivery and installation of systems, particularly systems not requiring customization. The Company tightened this practice in its fourth quarter of fiscal 1998 to improve cash flow. This decision resulted in an approximate $2.5 million decrease to revenues during the quarter and fiscal year. The Company continued its tightened practices during its fiscal 1999.

     Worldwide sales in fiscal 1999 increased 34%, declined 2% in fiscal 1998 and increased 8% in fiscal 1997. Worldwide CPE sales increased 35% in fiscal 1999, decreased 1% in fiscal 1998 and increased 15% in fiscal year 1997. Worldwide Telco sales increased 53% in fiscal 1999 and declined 15% and 19% in fiscal 1998 and 1997. CPE sales constituted 71%, 70% and 69% of the Company's total sales in fiscal years 1999, 1998 and 1997, respectively, while Telco sales made up 19%, 17% and 19% of the Company's total sales during the same time periods. System maintenance contracts now cover 4,000 end users and sales of such contracts comprised 10%, 13% and 12% of the Company's total sales in fiscal 1999, 1998, and 1997, respectively.

     Domestic CPE sales in fiscal 1999, 1998 and 1997 increased 37%, 11% and 36%, respectively, due to the Company's continued investment in the expansion of its distribution channels and marketing and advertisement programs and in the hiring and training of new and existing sales, service and support personnel. International CPE sales in fiscal 1999 increased 29%, decreased 37% in fiscal 1998 and increased 30% in fiscal 1997. Decreased international sales in fiscal 1998 resulted from a poor Pacific Rim economic environment and a concentration of the Company's sales efforts in Latin America on telecommunications opportunities. International sales increased in fiscal 1998 and 1997 for the same reasons as the increase in domestic CPE sales. International CPE sales constituted 10% of the Company's total CPE sales in fiscal years 1999 and 1998 and 24% of such sales in fiscal 1997.

     Telco sales increased in fiscal 1999 as a result of the hiring and training of new and existing sales, service and support personnel and of the expansion of marketing programs. The Company believes the decline in worldwide Telco sales during fiscal 1998 and 1997 was attributable to a soft domestic telecommunications market. The Company believes the market softness was attributable, in part, particularly during fiscal 1997, to temporary delays by some telecommunications companies in implementing call automation solutions while they evaluated marketing and investment strategies in light of new opportunities resulting from deregulation under the Telecommunications Act of 1996 and judicial proceedings relating to certain provisions of the Act. International Telco sales constituted 40%, 62% and 39% of the Company's total Telco sales in fiscal years 1999, 1998 and 1997, respectively.

     Prices for the Company's products have remained stable, as measured by price per line shipped, during fiscal 1999, 1998 and 1997 although the features and functions per line shipped have become more robust. The Company's exposure to foreign currency fluctuations is minimal as less than 1% of total sales are denominated in foreign currencies.

COST OF GOODS SOLD

     Fiscal 1999 cost of goods sold was 40% of total sales, compared to 47.8% in fiscal 1998 and 38.3% in fiscal 1997. The decrease in fiscal 1999 was the result of increased sales and the Company's efforts to control costs and expenses. The increase in cost of goods sold during fiscal 1998 was the result of the Company's continued investment in applications engineering and customer service resources to pursue opportunities in all of its markets despite lower than anticipated sales.

RESEARCH AND DEVELOPMENT

     Fiscal 1999, 1998 and 1997 research and development expenses were approximately $13.3 million, $12.7 million and $11.7 million, respectively. Fiscal 1999 expenses included porting the Company's InterSoft run time software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; the development of the NSP 5000 platform; augmenting the Company's speech recognition and voice verification capabilities; and the integration into the Company's product offerings of the ESP product line purchased from Integrated Telephony Products, Inc. and the computer telephony software suite purchased from Dronen Consulting, Incorporated. Additionally, expenditures were made in fiscal 1999, 1998 and 1997 for the ongoing development of the Company's OneVoice systems (the Company's call automation system), AgentConnect (the Company's customer relationship management system), OneLink (a digital interface for analog switches), and digital VocalCard software and hardware functionality. Research and development expenses in fiscal 1998 and 1997 also reflect the development of computer platform independent hardware and software, a voice mail system, speech recognition in both alpha and numeric format (including continuous speech), voice verification, a facsimile server, vertical industry application packages (including applications targeted for the telecommunications industry), enhancements to the telecommunications products obtained from the Company's acquisition of the VoicePlex Corporation in the Company's fiscal 1994, and international homologations (the approvals required for connectivity to the telephone network in numerous international markets). The Company has not capitalized internal hardware or software development expenses. The Company expects that in fiscal 2000 it will maintain its strong commitment to research and development to remain at the forefront of technology development in its business segment, which is essential to improving the Company's position in the industry.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses decreased to $40.3 million in fiscal 1999 from $42.4 million in fiscal 1998. Such expenses were $33.7 million in fiscal 1997. During fiscal 1999 the Company undertook measures to control expenses, particularly selling, general and administrative expenses (see discussion below in "Income (loss) from Operations"). During fiscal 1998 and 1997, the Company continued to hire and train new and existing sales, service and support personnel and expand its marketing and advertising programs worldwide, despite lower than anticipated sales.

OTHER INCOME AND EXPENSE

     Other expense during fiscal 1999 was primarily interest paid on the Company's borrowings under its revolving credit facility. Other income during fiscal 1998 and 1997 was primarily interest income on cash and short term investments. The increase in other income in fiscal 1998 versus fiscal 1997 reflected the Company's increased average cash balances.

INCOME (LOSS) FROM OPERATIONS

     The Company generated operating income of $29.1 million and net income of $20.2 million, respectively, in fiscal 1999. The Company incurred an operating loss and a net loss during fiscal 1998 of $8.4 million and $5.1 million, respectively. The Company generated operating income of $17.5 million and net income of $12.8 million in fiscal year 1997.

     In order to understand the Company's operating and net income over the last three fiscal years, it must be noted that the Company, during fiscal 1998, incurred non-recurring charges of approximately $6.8 million including the following: $1.0 million associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer; and $3.0 million to write off certain intangible assets as a result of the Company's re-examination of its product development and infrastructure requirements. The Company also provided $1.0 million for potential inventory obsolescence in light of efforts to migrate customers to its internally developed NSP-5000 computing platform from the Company's traditional computing platforms such as IBM PS-2 computers. As a result of such migration, the Company reviewed its on-hand supply of traditional computer platforms and determined that a provision for obsolescence was necessary to allow for a potential excess supply of traditional computer platforms of which the Company had approximately $3.0 million on-hand at February 28, 1998. Additionally, the Company wrote off as in-process research and development approximately $1.8 million of the purchase price paid to Integrated Telephony Products, Inc. for its ESP product line. In addition to acquiring the ESP product line and certain other assets of Integrated Telephony Products, Inc. the Company acquired two in-process research and development projects: 1)Call Flow and 2) Internet Telephony Interfaces. Call Flow is a project to develop a Windows NT, GUI-based telecommunications application development tool. Internet Telephony Interfaces is a project to develop interfaces to allow text and voice messaging over the Internet which will enable an end user to access voice messages, text messages (such as email) and faxes either through traditional telecommunications networks (with text messages and faxes being read to the end user using text-to-speech technology) or through the Internet. The amount allocated to the purchased research and development projects ($1.8 million) was expensed at the time of acquisition as the Company determined that the purchased research and development projects had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. To determine the fair market value of the in-process research and development projects, the Company used a risk adjusted income approach, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses. In determining the amount of the purchase price to allocate to the purchased research and development, factors such as stage of completion and technological uncertainties were considered by the Company in determining the present value of the future benefits to be received. The development activities required to complete the acquired in-process research and development projects include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. At the time of purchase, the estimated future cost of completing these activities was expected to be approximately $1 million to be incurred over the next 12 months. Actual costs incurred during fiscal 1999 were approximately $1.1 million. Revenue streams from the resulting products are expected to begin in fiscal 2000 and were projected forward for five years in the risk adjusted income analysis. A discount rate of 30% was used to determine the present value of the cash flows related to the in-process research and development projects which resulted in $1.8 million of assigned value. If these projects do not meet with the Company's anticipated level of market acceptance, the Company may not realize the value assigned to the purchased research and development. Also impacting operating income in fiscal 1998 was the Company's adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2) and a tightening of the Company's credit practices to improve cash flow. See Item 7 - "Sales".

     The Company incurred a one-time charge of approximately $1.8 million in connection with the settlement of certain litigation during fiscal 1997.

     Adjusting for the one time charges and other items discussed above, the Company would have generated operating income of approximately $2.0 million and approximately $19.3 million in fiscal 1998 and 1997, respectively, and net income of approximately $1.9 million and $14.0 million in fiscal 1998 and 1997, respectively.

     Fiscal 1999 operating income increased over fourteen times versus adjusted operating income in fiscal 1998 as the result of increased sales and the Company's measures to control costs and expenses, particularly selling, general and administrative expenses. Operating income, adjusted for the one time charges and other items discussed above, in fiscal 1998 and fiscal 1997 decreased 87% and 23%, respectively, versus the previous fiscal year as the Company increased its investment in sales, marketing, application engineering, and research and development resources without a corresponding increase in the Company's sales. These investments were made to continue to pursue opportunities in the CPE and Telco markets. Fiscal 1999 net income increased nearly ten times versus adjusted net income in the previous fiscal year, and net income, adjusted for the one time charges and other items discussed above, in fiscal 1998 and fiscal 1997 decreased 84% and 19%, respectively, versus the previous fiscal year for the same reasons as operating income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $12.2 million in cash and cash equivalents at February 28, 1999, while borrowings under the Company's credit facilities was $5.0 million. Investment activities (consisting of the acquisition and purchase of fixed assets and third party software) and financing activities (consisting primarily of the repurchase of shares of the Company's common stock) together used approximately $10.0 million. Net income plus non-cash expense items totaled $31.2 million while an increase in operating assets totaled $13.1 million to yield an operating cash flow of $18.1 million during fiscal 1999. The increase in operating assets was primarily attributable to a $16.1 million increase in accounts receivable. The increase in accounts receivable is due to increased sales and a few large contracts with payment terms which extend beyond the dates on which revenue is recognized for financial reporting purposes. Investment activities totaling approximately $7.6 million during 1999 and included the purchase of a computer telephony software suite from Dronen Consulting, Incorporated for $3.6 million in cash and 75,000 shares of the Company's common stock, valued at $1.5 million. Other purchases included computing hardware and software to update the Company's enterprise systems and to provide the information systems infrastructure needed to support the Company's worldwide growth. Expenditures were also made to acquire third party developed software to be integrated into the Company's InterSoft software to allow the Company to offer its customers greater functionality and to ensure the Company's products comply with an increasing variety of hardware and software technologies and standards. Financing activities during fiscal 1999 included the repurchase of 294,000 shares of the Company's common stock, at a cost of approximately $5.9 million pursuant to an authorization by its Board of Directors during fiscal 1998. The Company believes that market conditions made such share repurchases of value to its shareholders. Other financing activities included the receipt of $7.4 million as proceeds from the exercise of employee stock options and the pay down of $4.0 million on the Company's borrowings. As a result of cash generated from operations and investment and financing activities, the Company experienced an increase of its cash reserves of approximately $8.0 million during fiscal 1999.

     The Company believes that its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive opportunities as they arise. The Company also believes it has access to other financial resources to pursue any investment opportunities or financing requirements that might arise in the foreseeable future. The Company has negotiated a $20 million credit facility with Bank of America which is scheduled to expire on November 18, 2001.

     The Company completed a two for one stock split in the form of a 100% stock dividend on January 11, 1999. Basic and diluted earnings per share have been retroactively adjusted to reflect the stock split.

     On April 27, 1999, the Company signed a definitive merger agreement to acquire all of the outstanding shares of Brite Voice Systems, Inc. (Brite). Pursuant to the agreement, InterVoice will pay Brite shareholders $13.40 per Brite share, or based on approximately 12.3 million shares of Brite common stock outstanding, total consideration of approximately $164.4 million. Of this total, approximately $122.7 million, or $10.00 per Brite share, will be in cash and approximately $41.7 million, or $3.40 per Brite share, will be in shares of InterVoice common stock. The merger will be accounted for as a purchase business combination.

     The transaction will be executed in two steps, the first being an all cash tender offer at $13.40 per share for approximately 9.2 million shares of Brite's common stock. The second step will consist of a merger in which shares of Brite common stock not purchased in the cash tender offer will be exchanged into shares of InterVoice common stock. The ratio of exchange will be determined at the time of the merger based on the average closing price of an InterVoice share for the preceding twenty-five trading days. This transaction has been approved by the Boards of Directors of Brite and InterVoice. The cash tender offer will close on June 1, 1999. The closing of the transaction is subject to certain customary conditions as described in the merger agreement.

     In connection with this transaction, InterVoice has received a commitment from Bank of America to provide senior secured credit facilities amounting to $150 million, which will include a $125 million term loan facility and a $25 million revolving credit agreement. The term loan agreement will be subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. If the tender offer and merger are consummated and the debt facilities are funded, the cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future.


Impact of Inflation

     The Company does not expect any significant short term impact of inflation on its financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long term fixed price sales contracts and has no material long term debt obligations, which should reduce the Company's exposure to inflationary effects.

     If the tender offer and subsequent merger with Brite is consummated (see "Item 1. Business-Tender Offer for Brite Voice Systems, Inc."), the debt facilities financing the transaction would be considered to be a material long term debt obligation, which may expose the Company to inflationary effects associated with such variable rate loans.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                  ---------------------------
FISCAL 1999                                     31-May-98      31-Aug-98               30-Nov-98      28-Feb-99
                                                ---------      ---------               ---------      ---------
Sales                                         $ 30,000,337    $ 33,070,279            $ 35,010,205   $ 38,823,310
Income from Operations                           4,703,322       6,857,125               8,505,311      9,082,726
Net income                                       3,002,588       4,429,140               5,506,708      7,254,480
Net income per  share-diluted                          .11             .15                     .18            .24

                                                                        THREE MONTHS ENDED
                                                                        ------------------
FISCAL 1998                                     31-May-97      31-Aug-97               30-Nov-97      28-Feb-98*
                                                ---------      ---------               ---------      ---------
Sales                                         $ 24,742,283    $ 29,276,334            $ 25,545,358   $ 22,743,738
Income (loss) from Operations                      228,189       3,000,497                 282,661    (11,938,526)
Net Income (loss)                                  270,862       2,216,181                 256,258     (7,883,147)
Net Income (loss) per share-diluted                    .01             .07                     .01          (0.28)

*Includes the impact of the adoption of SOP 97-2, tightened credit practices, non-recurring expense items, and a charge for in-process research and development (see discussion of fiscal 1998 in Item G, Selected Financial Data). Without these items, sales for the quarter ended February 28, 1998 would have been approximately $28.2 million and earnings would have been $0.08 per diluted share.

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

     Additionally, the Company has created a year 2000 project team to review and test its information technology systems and non-information technology systems and to resolve any century compliance issues that are found. The team also is attempting to ensure that any replacements and upgrades to the Company's systems are century compliant before they are implemented. In this regard, the team is continuing to work with third party vendors to assess the year 2000 readiness of its technology systems. The year 2000 readiness of the Company's technology systems is, therefore, partially dependent upon the accuracy of disclosures and representations made by third party vendors, such as Oracle, PeopleSoft, MicroSoft, IBM and Dell Computer. The Company anticipates that its testing and remediation program for year 2000 issues with respect to mission-critical systems should be substantially completed by August 1999. Because most of the expenditures to replace and upgrade the Company's internal systems have been made and will be incurred in the ordinary course of business, (i.e., on a non-accelerated basis), the Company does not anticipate that it will incur material incremental expenses in connection with its year 2000 remedial efforts. As a result of the program to replace and upgrade its internal systems, and the efforts of the year 2000 project team, the Company believes that its internal systems will be century compliant prior to the year 2000. However, there is no assurance that the Company will identify and resolve any and all century compliance problems with its internal systems in a timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has created a detailed year 2000 testing program for its mission-critical systems. Systems which perform certain mission-critical customer service applications are currently undergoing extensive century compliance testing. The remaining mission-critical systems and applications are scheduled for century compliance testing during the Company's second fiscal quarter ending August 31, 1999. The commencement of the Company's fiscal year 2000 on March 1, 1999 helped to accelerate its year 2000 testing program, particularly for mission-critical financial, manufacturing and order entry applications which process dates that reflect the fiscal year end date (i.e., February 29, 2000).

     In addition to assessing and testing internal business systems for year 2000 readiness issues, the Company is also in the process of reviewing its other contingency plans for system failures that might arise in connection with the millennium transition. The Company currently has certain disaster recovery processes and procedures designed to allow it to continue critical business operations in the event of a software or hardware failure, or the failure of infrastructure services (i.e., electricity, telephone services, water transport, internet services, etc.).

     These disaster recovery processes and procedures generally involve manual "work arounds" and alternate computerized solutions. The Company is in the process of reviewing the adequacy of these processes and procedures in light of potential century compliance issues. While the Company does not currently have a full contingency plan for system failures that may occur in connection with the year 2000, the Company believes that a satisfactory contingency plan can be developed based, in part, on existing disaster recovery programs. To assist with the development of a full contingency plan, the Company is in the process of engaging a disaster recovery service company. As part of the contingency plan, the Company will acquire an auxiliary power generator to help operate mission-critical systems in the event of temporary power failures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's current Credit Agreement provides for borrowings which bear interest at variable rates based on either a prime rate or the London Interbank Offering Rate. The Company had $5 million outstanding pursuant to the Credit Agreement at the end of fiscal 1999. The Company currently believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     In the event that the tender offer and subsequent merger with Brite is consummated (see "Item 1. Business-Merger with Brite Voice Systems, Inc. and Related Financing"), both the Term Facility of $125.0 million and the Revolving Credit Facility of $25.0 million will bear interest at variable interest rates based on either a prime rate, the federal funds rate or the London Interbank Offering Rate, plus an applicable margin. Due to the magnitude of this proposed facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors Report of Ernst & Young LLP and the Consolidated Financial Statements of the Company as of February 28, 1999 and for each of the three years in the period ended February 28, 1999 follow:

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
InterVoice, Inc.

We have audited the accompanying consolidated balance sheets of InterVoice, Inc. and subsidiaries as of February 28, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterVoice, Inc. and subsidiaries at February 28, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               Ernst & Young LLP








Dallas, Texas
April 7, 1999, except for Note O,
as to which the date is April 27, 1999

                               InterVoice, Inc.

                          Consolidated Balance Sheets


                                                                 February 28     February 28
ASSETS                                                              1999             1998
----------------------------------------------------           -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                                    $  12,195,612    $   4,190,940
  Accounts and notes receivable, net of allowance
    for doubtful accounts of $1,305,581 in 1999 and
    $368,005 in 1998                                              42,156,004       26,040,332
  Inventory                                                       11,704,428        9,343,338
  Prepaid expenses and other current assets                        4,454,456        4,490,813
  Deferred income taxes                                            4,513,769        2,325,745
                                                               -------------    -------------
                                                                  75,024,269       46,391,168

PROPERTY AND EQUIPMENT
  Building                                                        16,300,325       16,249,914
  Computer equipment                                              24,839,081       24,496,337
  Furniture, fixtures and other                                    3,599,873        3,756,164
  Service equipment                                                5,071,153        4,582,221
                                                               -------------    -------------
                                                                  49,810,432       49,084,636
  Less allowance for depreciation                                 22,755,583       16,736,766
                                                               -------------    -------------
                                                                  27,054,849       32,347,870

OTHER ASSETS
  Intangible assets, net of amortization
    of $3,416,433 in 1999 and
    $1,679,113 in 1998                                             9,407,075        6,154,437
                                                               -------------    -------------
                                                               $ 111,486,193    $  84,893,475
                                                               =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $  11,857,317    $  10,491,913
  Customer deposits                                                4,095,776        2,625,498
  Deferred income                                                  5,625,799        5,500,743
  Short term borrowings                                                   --        9,000,000
  Income taxes payable                                             1,022,171               --
                                                               -------------    -------------
                                                                  22,601,063       27,618,154

DEFERRED INCOME TAXES                                              1,356,442          644,803

LONG TERM BORROWINGS                                               5,000,000               --

CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $100 par value--2,000,000
    shares authorized: none issued
  Common Stock, no par value, at nominal
    assigned value--62,000,000 shares
    authorized: 28,681,102 issued and
    outstanding in 1999 and 19,503,291 issued,
    13,802,491 outstanding in 1998                                    14,324            9,726
  Additional capital                                               1,026,802       44,314,685
  Treasury stock - at cost                                                --      (50,202,999)
  Retained earnings                                               81,487,562       62,509,106
                                                               -------------    -------------
                                                                  82,528,688       56,630,518
                                                               -------------    -------------
                                                               $ 111,486,193    $  84,893,475
                                                               =============    =============


See notes to consolidated financial statements.

                                InterVoice, Inc.

                     Consolidated Statements Of Operations


                                                                Year Ended February 28
                                                      1999               1998                1997
                                                  ----------------------------------------------------
Sales                                             $ 136,904,131      $ 102,307,713       $ 104,845,697

Cost of Goods Sold                                   54,191,257         48,854,519          40,131,308
                                                  -------------      -------------       -------------

Gross Margin                                         82,712,874         53,453,194          64,714,389
  Research and development expenses                  13,285,063         12,688,638          11,652,934
  Selling, general and administrative expenses       40,279,321         42,374,242          33,712,840
  Non recurring expense                                     --           6,817,493           1,800,000
                                                  -------------      -------------       -------------
Income (Loss) From Operations                        29,148,484         (8,427,179)         17,548,615

  Other income - net                                   (352,888)           783,643             680,644
                                                  -------------      -------------       -------------
Income (Loss) Before Income Taxes (Benefit)          28,795,596         (7,643,536)         18,229,259

Income Taxes (Benefit)
  Current                                            10,079,215           (546,949)          4,191,807
  Deferred                                           (1,476,535)        (1,956,741)          1,276,971
                                                  -------------      -------------       -------------
Income Taxes Benefit                                  8,602,680         (2,503,690)          5,468,778
                                                  -------------      -------------       -------------
Net Income (Loss)                                 $  20,192,916      $  (5,139,846)      $  12,760,481
                                                  =============      =============       =============
Net income (loss) per share - basic               $         .72      $       (0.17)      $        0.39
                                                  =============      =============       =============
Net Income (loss) per share - diluted             $         .68      $       (0.17)      $        0.38
                                                  =============      =============       =============



See notes to consolidated financial statements.

                                InterVoice, Inc.

           Consolidated Statements of Changes in Stockholders' Equity


                            Common Stock
                         --------------------      Additional      Unearned       Treasury       Retained
                           Shares     Amount        Capital      Compensation      Stock         Earnings           Total
                         --------------------     -----------    ------------     --------       --------           -----
Balance at
 February 29, 1996       15,984,206  $  9,460     $ 39,103,070   $   (436,281)   $ (24,003,245)  $ 54,888,471   $  69,561,475
  Exercise of
  stock options             344,083       194        2,710,623            --                --             --       2,710,817
  Tax benefit from
  exercise of stock
  options                        --        --          562,340            --                --             --         562,340
  Issuance of
  restricted stock           25,684        13          652,747        (57,353)              --             --         595,407
  Net income                     --        --               --             --               --     12,760,481      12,760,481
                         ----------  --------     ------------   ------------    -------------   ------------   -------------

Balance at
 February 28, 1997       16,353,973  $  9,667     $ 43,028,780   $   (493,634)   $ (24,003,245)  $ 67,648,952   $  86,190,520
  Exercise of
  stock options              97,622        33          752,805             --               --             --         752,838
  Tax benefit from
  exercise of stock
  options                        --        --          246,653             --               --             --         246,653
  Issuance of
  restricted stock,
  net of forfeitures         (8,769)       (4)        (213,523)       493,634               --             --         280,107
  Issuance of stock to
  purchase software          60,465        30          499,970             --               --             --         500,000
  Purchase of treasury
  stock, net             (2,700,800)       --               --             --      (26,199,754)            --     (26,199,754)
  Net loss                       --        --               --             --               --     (5,139,846)     (5,139,846)
                         ----------  --------     ------------   ------------    -------------   ------------   -------------

Balance at
  February 28, 1998      13,802,491   $ 9,726     $ 44,314,685   $         --    $ (50,202,999)  $ 65,509,106   $  56,630,518
                         ==========  ========     ============   ============    =============   ============   =============

  Issuance of stock to
  purchase software          75,000   $    38     $  1,518,712             --               --             --   $   1,518,750
  Exercise of stock
  options                   783,680       411        7,444,497             --               --             --       7,444,908
  Tax benefit from
  exercise of stock
  options                        --        --        2,612,234             --               --             --       2,612,234
  Purchase of treasury
  stock, net               (294,000)       --               --             --    $  (5,870,638)            --      (5,870,638)
  Stock split in form of
  100% dividend          14,313,931   $ 4,149     $(54,863,326)            --    $  56,073,637   $ (1,214,460)             --
  Net income                     --        --               --             --               --     20,192,916      20,192,916
                         ----------  --------     ------------   ------------    -------------   ------------   -------------
Balance at
  February 28, 1999      28,681,102   $14,324     $  1,026,802   $         --               --   $ 81,487,562   $  82,528,688
                         ==========  ========     ============   ============    =============   ============   =============


See notes to consolidated financial statements.

                                InterVoice, Inc.

                     Consolidated Statements of Cash Flows

                                                                          Year Ended February 28/29
                                                                  1999              1998              1997
                                                              ------------------------------------------------
Operating Activities

   Net income (loss)                                          $ 20,192,916      $ (5,139,846)     $ 12,760,481

   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Purchased research and development                                --         1,750,000                --
      Depreciation and amortization                             11,012,637         9,710,597         4,946,376
      Deferred income taxes (benefit)                           (1,476,535)       (1,956,741)        1,276,971
      Provision for doubtful accounts                            1,037,588           291,491           397,739
      Provision for slow moving inventories                      1,800,000         1,935,067         1,200,000
      Disposal of equipment                                             --           595,760            89,447
      Write off of intangible assets                               168,789         2,802,423                --
      Changes in operating assets and liabilities:
         Accounts receivable                                   (17,153,260)        7,174,924        (9,200,060)
         Inventories                                            (4,161,089)           36,980          (671,365)
         Prepaid expenses and other assets                       3,131,224          (420,265)       (3,520,298)
         Accounts payable and accrued expenses                   1,586,092        (2,622,499)        1,097,596
         Customer deposits                                       1,470,276          (778,241)          876,225
         Deferred income                                           125,056           505,512           920,132
         Other                                                     917,951           493,634           595,407
                                                              ------------      ------------      ------------
                                                                18,052,448        14,378,796        10,768,651


Investing Activities
   Purchases of property and equipment                          (3,982,298)       (9,239,831)       (8,545,318)
   Increase in other assets                                     (3,639,748)       (8,449,606)       (4,346,102)
                                                              ------------      ------------      ------------
                                                                (7,622,046)      (17,689,437)      (12,891,420)

Financing Activities
   Borrowings under line of credit                                      --         9,000,000                --
   Repayments on line of credit                                 (4,000,000)               --                --
   Purchase of treasury stock                                    5,870,638       (26,199,754)               --
   Exercise of stock options                                    (7,444,908)          539,311         2,710,817
                                                              ------------      ------------      ------------
                                                                (2,425,780)      (16,660,443)        2,710,817
                                                              ------------      ------------      ------------

Increase (Decrease) In Cash and Cash Equivalents                 8,004,672       (19,971,084)          588,048

Cash and Cash Equivalents, Beginning of Year                     4,190,940        24,162,024        23,573,976
                                                              ------------      ------------      ------------
Cash and Cash Equivalents, End of Year                        $ 12,195,612      $  4,190,940      $ 24,162,024
                                                              ============      ============      ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

InterVoice, Inc. (together with its subsidiaries, collectively referred to as "InterVoice" or the "Company") develops, sells and services call automation systems. The Company's historical emphasis has been on interactive voice response ("IVR") systems, which allow individuals a self help facility using their telephones, personal computers, credit card terminals or voices to access and/or provide information to computer data bases utilized by businesses. More recently, the Company has focused on systems for telecommunications network operators which provide a variety of automated services such as processing collect and credit card calls, and advanced calling features such as prepaid calling cards, voice and text messaging, one number personal numbering plans and voice dialing. In the last year, the Company has increased its emphasis on customer relationship management systems which provide companies automated customer service, telemarketing capabilities and the ability to generate sales without human interaction, (i.e., v-commerce and e-commerce). The Company's products include software development tools designed to support a number of diverse product applications and to simplify system customization. The Company sells its products directly to end-users and through more than 130 domestic and international distributors.

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

INVENTORIES: Inventories, primarily system components, are valued at the lower of cost or market with cost determined on a first-in, first-out basis. Amounts presented are net of inventory obsolescence reserves totaling $1,204,526 and $1,360,000 at February 28, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT: Property and Equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over each asset's estimated useful life. The range of useful lives by major category are: buildings: 5 to 40 years; computer equipment: 3 to 5 years; furniture, fixtures and other: 5 years; and service equipment: 3 years. Depreciation expense totaled $9,260,774, $8,573,956 and $4,124,289 in fiscal 1999, 1998 and 1997, respectively. The large increase in depreciation expense in fiscal 1998 versus the prior fiscal year is associated with the purchase and implementation of a new Oracle based, enterprise-wide management information system. This year 2000 compliant system is expected to support the Company's future growth.

INTANGIBLE ASSETS: Intangible assets, which include patent licenses, purchased software and license fees for technologies, such as text to speech and speech recognition, are being amortized by the straight-line method based on the Company's assessment of each asset's useful life. Useful lives range from five to twelve years. Amortization expense for these items totaled $1,751,863, $1,136,641 and $822,087 in fiscal 1999, 1998 and 1997, respectively. The increase in amortization expense in fiscal 1999 versus prior fiscal years is associated with the start of amortization of the assets purchased from Integrated Telephony products, Inc. and Dronen Consulting, Incorporated (see Note C).

Costs of internally developed software products and substantial enhancements to existing software products are expensed until technological feasibility is established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Technological feasibility of a computer software product is established when the Company has completed all planning designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. No costs have been capitalized to date for internally developed software products and enhancements as the Company's current process for developing software is essentially completed concurrently with the establishment of technological feasibility. The Company capitalizes purchased software upon acquisition when such software is technologically feasible or if it has an alternative future use, such as use of the software in different products, resale of the purchased software, or use of the software internally.

IMPAIRMENT OF ASSETS: The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

REVENUE RECOGNITION: The Company recognizes revenue at the time of shipment for sales of systems which do not require customization to be performed by the Company. Subsequent to December 1, 1997, revenue for systems which require customization to be performed by the Company are recognized by the contract method of accounting, using percentage of completion for larger, more complex systems (generally over a $500,000 sales price). Progress toward completion is measured using work hours or days incurred as a percentage of total estimated hours or days for each contract. Unbilled receivables accrued under percentage of completion contracts amounted to $5.8 million and $0 at February 28, 1999 and 1998, respectively. The completed contract method is used for smaller systems. Prior to December 1, 1997, the Company recognized revenue on systems requiring customization to be performed by the Company at the date of shipment or at the point after shipment when the remaining obligations of the Company became insignificant. The change in accounting was required by the American Institute of Certified Public Accountant's Statement of Position 97-2 which was required to be applied prospectively for transactions entered into after the Company's December 1, 1997 date of adoption. No restatement of prior periods or cumulative effect adjustment was permitted.

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

NOTE C - INTANGIBLE ASSETS

On September 15, 1998, the Company purchased a computer telephony software suite from Dronen Consulting, Incorporated for $3,533,723 in cash and 75,000 shares of the Company's stock valued at $1,518,750. The transaction was accounted for as an asset purchase. The full purchase price of $5,052,473 is being amortized over the software suite's estimated useful life of five years.

The Company purchased the Enhanced Services Platform (ESP) product line and certain other assets from Integrated Telephony Products, Inc. on February 26, 1998 in a transaction accounted for as a purchase. This purchase price of $5,188,071 was comprised of $4,612,500 in cash, Company common stock valued at $500,000 and other direct acquisition costs totaling $75,571. The allocation of the purchase price among the identifiable tangible and intangible assets was based on the fair market value of those assets using a risk adjusted income approach. Based on appraised value, a portion of the purchase price was allocated to two purchased research and development projects. The amount allocated to the purchased research and development projects was expensed at the time of acquisition as the Company determined that the purchased research and development projects had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. To determine the fair market value of the in-process research and development projects, the Company used a risk adjusted income approach, in which fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses. In determining the amount of the purchase price to allocate to the purchased research and development projects, factors such as stage of completion and technological uncertainties were considered by the Company in determining the present value of the future benefits to be received. The development activities required to complete the acquired in-process research and development projects included additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. The estimated future cost of completing these activities was expected to be approximately $1 million to be incurred over the next 12 months. Revenue streams from the resulting products are expected to begin in fiscal 2000 and were projected forward for five years in the risk adjusted income analysis. This allocation resulted in a $1,155,000 charge, net of taxes, to the Company's operations in fiscal year 1998. The remaining purchase price was allocated, based on appraisals, to software ($3,113,643), net tangible assets ($324,428), and deferred tax assets ($595,000).

In connection with the review of its portfolio of intangible assets during fiscal 1998, the Company wrote off certain items as a result of re-examining its human resource allocation, product development plans and infrastructure requirements. Previously capitalized third party product development costs totaling approximately $1.3 million were written off in line with the Company's strategy to narrow its product development focus. Previously capitalized third party development costs of approximately $1.5 million associated with inefficient, stand alone system configuration software were written off as the Company's new management information systems (see Note B) have enabled it to develop and integrate system configuration capabilities which, previously, were addressed by the stand alone system.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at February 28:

                                                                         1999                1998
                                                                     -----------         -----------
 Accounts payable                                                    $ 7,650,940         $ 7,766,531
 Accrued compensation                                                  3,018,566           1,575,534
 Other                                                                 1,187,811           1,149,848
                                                                     -----------         -----------
                                                                     $11,857,317         $10,491,913
                                                                     ===========         ===========

NOTE E - REVOLVING CREDIT AGREEMENT

The Company has an unsecured revolving credit agreement with Bank of America in the amount of $20,000,000 which expires November 18, 2001. At February 28, 1999 and 1998, the Company had borrowed $5,000,000 and $9,000,000, respectively, under the agreement at an average annual interest rate of 5.8% and 8.5%, respectively. Interest under the credit arrangement accrues at a variable rate indexed to the prime rate or an adjusted LIBOR rate. The fair value of this debt approximates its carrying value at February 28, 1999 and 1998.

NOTE F - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows at February 28:

                                                                         1999                1998
                                                                     ----------          -----------
 Deferred tax assets:
 Unicap                                                              $  682,349          $    83,713
 Allowance for slow moving inventories                                  542,768              240,066
 Deferred revenue                                                       994,191            1,155,371
 Accrued expenses                                                       120,071              213,809
 Allowance for doubtful accounts                                        383,691              139,566
 Book over tax depreciation/amortization                              2,650,410            2,227,807
 Charitable contribution carryforward                                   327,057              955,800
 Other                                                                  328,414              493,220
 Valuation Allowance                                                       --               (955,800)
                                                                     ----------          -----------
    Total deferred tax assets                                         6,028,951            4,553,552
                                                                     ----------          -----------
 Deferred tax liabilities:
 Capitalized Software                                                 2,814,870            2,683,412
 Prepaid assets                                                          54,001              186,366
 Other                                                                    2,752                2,831
                                                                     ----------          -----------
    Total deferred tax liabilities                                    2,871,623            2,872,609
                                                                     ----------          -----------

    Net deferred tax assets                                          $3,157,328          $ 1,680,943
                                                                     ==========          ===========

Details of the income tax provision are as follows:

                                                            1999                1998                1997
                                                        ------------         -----------         ----------
Income tax provision (benefit):
  Current:
       Federal                                          $  9,232,485         $  (496,864)        $4,137,807
       State                                                 846,730             (50,085)            54,000
                                                        ------------         -----------         ----------
         Total current                                    10,079,215            (546,949)         4,191,807
  Deferred:
       Federal                                            (1,406,230)         (1,805,826)         1,156,811
       State                                                 (70,305)           (150,915)           120,160
                                                        ------------         -----------         ----------
         Total deferred                                   (1,476,535)         (1,956,741)         1,276,971
                                                        ------------         -----------         ----------
  Total                                                 $  8,602,680         $(2,503,690)        $5,468,778
                                                        ============         ===========         ==========

A reconciliation of the United States Federal statutory rate to the Company's effective tax rate is as follows:

                                                        1999                        1998                        1997
                                                        ----                        ----                        ----
                                                    $             %             $             %             $              %
                                               ----------       ------     ----------       ------     ----------       ------
 Federal income taxes at statutory rates       10,078,459         35.0     (2,598,802)       (34.0)     6,380,240         35.0
 Research and development tax credit             (636,509)        (2.2)      (282,628)        (3.7)       244,000          1.3
 Tax exempt interest                                 (509)        --         (100,727)        (1.3)      (175,588)        (1.0)
 State taxes, net of federal benefit              597,693          2.1       (275,492)        (3.6)        35,100          0.2
 Foreign loss not benefited                            --         --               --         --          132,684          0.7
 Foreign sales corp. (benefit)/expense           (193,609)        (0.7)        24,107          0.3       (544,036)        (3.0)
 Write-off foreign subsidiary
          stock/debt                                   --         --               --         --         (792,517)        (4.2)
 Charitable contributions in excess of
          statutory limitation                         --         --          550,147          7.2             --         --
 Charitable contributions not
          previously benefited                   (628,743)        (2.2)            --         --               --         --
 Change in valuation allowance                   (327,057)        (1.1)            --         --               --         --
 Other                                           (287,045)        (1.0)       179,705          2.3        188,895          1.0
                                               ----------       ------     ----------       ------     ----------       ------
                                                8,602,680         29.9     (2,503,690)       (32.8)     5,468,778         30.0
                                               ==========       ======     ==========       ======     ==========       ======

Income taxes, net of refunds, of $515,519, 2,175,000 and $6,587,097 were paid in fiscal 1999, 1998 and 1997, respectively.

NOTE G - STOCKHOLDERS' EQUITY

STOCK SPLIT

The Company executed a two-for-one stock split in the form of a stock dividend during fiscal 1999 in which one share of common stock was issued on January 11, 1999 to each holder of stock as of the record date of December 28, 1998. In connection with the stock split, 14,313,931 shares were issued; 5,994,800 shares from treasury and 8,319,131 newly issued shares. All per share and weighted average share amounts have been restated to reflect this stock split.

EMPLOYEE INCENTIVE OPTION PLANS

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


                                                                            OPTION PRICE      WEIGHTED AVERAGE EXERCISE
                                                  SHARES                      PER SHARE            PRICE PER SHARE
                                                  ------                      ---------            ---------------
Balance at February 28, 1996                     3,322,248
     Granted                                     1,208,600                 $5.94 to $13.63            $10.79
     Exercised                                    (571,472)                 $1.03 to $9.63             $9.11
     Forfeited                                    (371,576)                $3.82 to $13.13             $8.37
                                                ----------
Balance at February 29, 1997                     3,587,800
     Granted                                     2,121,490                  $3.75 to $5.69             $4.98
     Exercised                                     (98,390)                 $1.64 to $4.25             $3.52
     Forfeited                                  (2,184,012)                $1.03 to $13.63             $9.20
                                                ----------
Balance at February 28, 1998                     3,426,888
     Granted                                       881,200                  $4.50 to $4.88             $4.85
     Exercised                                  (1,320,956)                 $1.66 to $9.38             $4.95
     Forfeited                                    (150,314)                $3.75 to $13.94             $4.94
                                                ----------
Balance at February 28, 1999                     2,836,818
                                                ==========


A total of 627,923 and 1,178,028 employee options were exercisable at average prices of $8.54 and $5.98 at February 28, 1999, and 1998, respectively.

1998 EMPLOYEE NON-QUALIFIED PLAN

During fiscal 1999, the Company adopted a stock option plan under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as non-qualified stock options to key employees. Option prices per share are the fair market value per share of stock, based on the closing price per share on the date of grant. The Company has granted options at various dates with terms under which the options become exercisable at a rate of 25% or 33% per year and are exercisable for a period of ten years after the date of grant.

                                                                                              Weighted Average
                                                   Shares            Option Price         Exercise Price Per Share
                                                   ------            ------------         ------------------------
Balance at February 28, 1998                         --
     Granted                                     1,029,500         $4.88 to $13.13                 $6.29
     Forfeited                                     (50,000)        $4.88 to $11.31                 $6.61
                                                 ---------
Balance at February 28, 1999                       979,500
                                                 =========

As of February 28, 1999, no options were exercisable under this plan.

1990 NON-EMPLOYEE OPTION PLAN

A stock option plan is in effect under which nonqualified stock options may be issued by the Board of Directors as nonqualified stock options to non-employees. Options are issued to non-employee directors in accordance with a formula prescribed by the plan. Option prices per share are the fair market value per share, based on the closing per share price on the date of grant. Each option becomes exercisable within the period specified in the optionee's agreement and is exercisable for 10 years from the date of grant.

                                                                                              Weighted Average
                                                   Shares            Option Price         Exercise Price Per Share
                                                   ------            ------------         ------------------------
Balance at February 29, 1996                       92,000
     Granted                                       52,000               $6.97                      $6.97
     Exercised                                    (44,000)              $4.25                      $4.25
                                                  -------
Balance at February 28, 1997                      100,000
      Granted                                      60,000               $4.88                      $4.88
                                                  -------
Balance at February 28, 1998                      160,000
      Granted                                      32,000               $9.00                      $9.00
      Exercised                                   (65,000)          $3.06 to $7.56                 $5.32
                                                  -------
Balance at February 28, 1999                      127,000
                                                  =======

A total of 95,000 and 100,000 non-employee options were exercisable at average prices of $7.00 and $7.19 at February 28, 1999 and 1998, respectively.

For all option plans at February 28, 1999, options for 508,802 shares of common stock were available for future grant.

EMPLOYEE STOCK PURCHASE PLAN

The Company has adopted an Employee Stock Purchase Plan under which an aggregate of 1,000,000 shares of common stock may be issued. Options are granted to eligible employees in accordance with a formula prescribed by the plan and are exercised automatically at the end of a one-year payroll deduction period beginning either December 1 or June 1 and ending on the following November 30 and May 31, respectively. Option prices are determined as 85% of the lower of the closing price per share of the Company's common stock on the option grant date or the option exercise date.

                                                             Shares           Weighted Average
                                                             ------       Exercise Price per share
                                                                          ------------------------
 Balance at February 28, 1996                                 96,122            $   7.37
     Granted                                                 141,274            $   6.12
     Exercised                                               (72,694)           $   4.86
     Forfeited                                               (23,428)           $   8.61
                                                             -------
 Balance at February 28, 1997                                141,274
     Granted                                                 164,424            $   4.42
     Exercised                                               (96,854)           $   4.10
     Forfeited                                               (44,420)           $   6.46
                                                             -------
 Balance at February 28, 1998                                164,424
     Granted                                                  88,468            $   8.61
     Exercised                                              (128,164)           $   9.25
     Forfeited                                               (36,260)           $   4.51
                                                             -------
 Balance at February 28, 1999                                 88,468
                                                             =======
Grant price per option outstanding                       $5.71 or $11.24

As of February 28, 1999, no options were exercisable under this plan.

RESTRICTED STOCK PLAN

During fiscal 1996, the Company adopted a Restricted Stock Plan under which an aggregate of 1,000,000 shares may be issued. 184,570 shares have been allocated to three senior executives to be earned based on the achievement of certain targeted share prices and the continued service of each executive for a two-year period after each target is met. The remaining shares are available for annual grants to other key executives as a component of their annual bonuses on the achievement of targeted annual earnings per share objectives and the completion of an additional two years of service after the grant. Activity related to restricted stock during fiscal 1999, 1998 and 1997 is as follows:

                                                   Senior Executive Plan                 Key Executive Plan
                                                   ---------------------                 ------------------
Balance at February 28, 1996                                61,522                               --
              Granted                                       61,522                              9,574
              Forfeited                                    (18,456)                            (1,272)
                                                           -------                              -----
Balance at February 28, 1997                               104,588                              8,302
              Forfeited                                    (15,380)                            (2,158)
                                                           -------                              -----
Balance at February 28, 1998                                89,208                              6,144
               Granted                                      46,914                                --
                                                           -------                              -----
Balance at February 28, 1999                               136,122                              6,144
                                                           =======                              =====

The weighted average share price for grants during fiscal year 1997 was $10.64 for the Senior Executive Plan and $14.72 for the Key Executive Plan. Shares forfeited in fiscal 1998 and 1997 had been granted at a weighted average share price of $11.17 and $10.90, respectively. There was no activity for this plan during fiscal 1999. At February 28, 1999, approximately 857,086 shares are reserved for future restricted stock grants.

OTHER STOCK AWARD PLAN DISCLOSURES

Because the Company has elected to continue to apply the provisions of APB 25 for expense recognition purposes, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123") requires disclosure of pro forma information which provides the effects on Net income and Net Income per share as if the Company had accounted for its employee stock awards under fair value methods prescribed by FAS 123. The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999, 1998 and 1997, respectively: risk-free interest rates of 5.38%, 6.48% and 6.39%; stock price volatility factors of .75, .49 and .66; and expected option lives of 3.52 years, 4.3 years and 4.1 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 1999, 1998 and 1997 was 3.26, 1.98 and 5.91, respectively.

Required Pro Forma Disclosures:

                                               1999                       1998                             1997
                                               ----                       ----                             ----
Net income (loss)                          $15,472,916                $(8,726,923)                      $10,795,850
Income (loss) per share basic                 $0.55                      $(0.28)                            $0.34
Income (loss) per share diluted               $0.52                      $(0.28)                            $0.33

As required by FAS 123, only awards granted after fiscal 1995 have been included in determining the amount of additional compensation expense for those years. As such, the effects of applying FAS 123 on fiscal 1999, 1998 and 1997 results are not necessarily representative of the additional compensation expense which will be included in future years' pro forma disclosures as more than two years of awards will be considered.

Options Outstanding at February 28, 1999

                                                                  Weighted Average                 Weighted average
       Exercise Prices                    Shares                   Exercise price         Remaining contractual life in years
       ---------------                   ---------                ----------------        -----------------------------------
        $3.06 - $5.00                    2,804,712                     $ 4.90                           8.40
        $5.68 - $9.38                      593,976                       7.40                           8.00
       $10.38 - $13.63                     633,098                     $10.77                           3.44
                                         ---------
                                         4,031,786
                                         =========

Options Exercisable at February 28, 1999

                                                                  Weighted average                 Weighted average
       Exercise Prices                    Shares                   Exercise price         Remaining contractual life in years
       ---------------                    -------                 ----------------        ------------------------------------
        $3.06 - $5.00                     238,817                       $4.68                           6.77
        $5.68 - $9.38                      78,906                       $7.37                           5.26
       $10.38 - $13.63                    405,200                      $10.68                           3.14
                                          -------
                                          722,923
                                          =======

PREFERRED SHARE PURCHASE RIGHTS

One Preferred Share Purchase Right is attached to each outstanding share of the Company's common stock. The rights will become exercisable upon the earlier to occur of ten days after the first public announcement that a person or group has acquired beneficial ownership of 20 percent or more, or ten days after a person or group announces a tender offer that would result in beneficial ownership of 20 percent or more of the Company's outstanding common stock, the rights become exercisable and each right will entitle its holder to purchase one eight-hundredth of a share of Series A Preferred Stock for $37.50, subject to adjustment. If the Company is acquired in a business combination transaction while the rights are outstanding, each right will entitle its holder to purchase, for $37.50, common shares of the acquiring company having a market value of $75. In addition, if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, for $37.50, a number of shares of the Company's common stock having a market value of $75. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of the Company's outstanding common stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of the Company's common stock on a one-for-one basis. At any time prior to the acquisition of such a 20 percent position, the Company can redeem each right for $0.00125. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than 10 percent. The rights expire in the year 2001.


NOTE H - TREASURY STOCK

Pursuant to authorizations by the Company's Board of Directors, the Company repurchased 294,000 and 2,700,800 shares of its common stock during fiscal 1999 and 1998, respectively, at an average price per share of $19.97 and $9.70, respectively. All shares held in treasury were reissued as a part of the two-for-one stock split paid in the form of a stock dividend which took place on January 11, 1999.

NOTE I - NON-RECURRING EXPENSES

During fiscal 1998, the Company incurred non-recurring expenses of approximately $6.8 million including the following: $1.0 million associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer, $1.0 million to provide for potential inventory obsolescence, and $3.0 million to write off certain intangible assets (see Note B). Additionally, the Company wrote off as in-process research and development approximately $1.8 million of the purchase price paid to Integrated Telephony Products, Inc. for its ESP product line (see Note C).

The Company incurred a one-time charge of approximately $1.8 million in connection with the settlement of certain litigation during fiscal 1997.

NOTE J - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

                                                                            YEAR ENDED FEBRUARY 28/29
                                                                     1999             1998              1997
                                                                  ----------      ------------       -----------
Numerator:
 Net income (loss) for basic and diluted earnings per share:      20,192,916      ($ 5,139,846)      $12,760,481
                                                                  ==========      ============       ===========
 Denominator:
 Denominator for basic earnings per share
    weighted average shares outstanding                           27,990,907        31,032,672        32,309,672
 Effect of dilutive securities:
 Employee stock options                                            1,781,597              --             807,018
 Non-vested restricted stock                                            --                --              65,632
                                                                  ----------      ------------       -----------
 Dilutive potential common shares                                  1,781,597              --             872,650
                                                                  ----------      ------------       -----------
 Denominator for diluted earnings per share                       29,772,504        31,032,672        33,182,322
                                                                  ==========      ============       ===========
 Net income (loss) per common shares - basic                      $     0.72      $      (0.17)      $      0.39
                                                                  ==========      ============       ===========
 Net income (loss) per common share - diluted                     $     0.68      $      (0.17)      $      0.38
                                                                  ==========      ============       ===========

Options to purchase 633,098, 3,725,712, and 2,290,138 shares of common stock at average exercise prices of $10.77, $7.10, and $10.90, respectively, were outstanding at February 28, 1999, 1998, and 1997, respectively, but were not included in the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive to the calculations. For 1999 and 1997, the anti-dilution is due to options' exercise prices which were greater than the average market prices of the common shares. For 1998, the anti-dilution is due to the net loss for the year ended February 28, 1998.

NOTE K - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by operating segment and geographic area. InterVoice is comprised of a single operating segment which develops, sells and services call automation systems. The Company's Chief Operating Decision Maker (CODM) assesses performance and allocates resources on an enterprise-wide basis. Therefore, no separately reportable operating segments exist.

The CODM monitors revenues based on customer markets, including Customer Premise Equipment (CPE), Telecommunications (Telco) and geographic area. The CPE market includes interactive voice response and customer relationship management systems such as the Company's OneVoice and AgentConnect products. The Telco customer market focuses on systems for telecommunications network operators and includes the Company's InControl product. CPE and Telco revenues are shown exclusive of system maintenance and software license fee revenues. The Company's net revenues by customer market and geographic area were as follows (in thousands):

 Net Revenues by Customer Market:                   1999          1998          1997
                                                ------------------------------------

 Customer Premise Equipment                     $ 97,427      $ 71,921      $ 72,286
 Telecommunications                               26,163        17,067        20,115
 Other                                            13,314        13,320        12,445
                                                ------------------------------------
 Total                                          $136,904      $102,308      $104,846
                                                ====================================


 Geographic Area Net Revenues:                      1999          1998          1997
                                                ------------------------------------

 United States                                  $112,740      $ 81,028      $ 80,083
 The Americas (excluding the U.S.)*               13,384        11,489        11,622
 Pacific Rim*                                      6,332         4,372         4,769
 Europe, Middle East and Africa*                   4,448         5,419         8,372
                                                ------------------------------------

 Total                                          $136,904      $102,308      $104,846
                                                ====================================

*Represent export sales from the United States

No customer accounted for 10% or more of the Company's sales during fiscal 1999 or 1998. One customer, Siemens AG, one of the Company's resellers, accounted for 10.2% of the Company's sales during fiscal 1997.

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

NOTE M - EMPLOYEE BENEFIT PLAN

The Company sponsors an employee savings plan which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed three months of service are eligible to participate in the plan. The Company matches 50% of employee contributions up to 6% of the employee's eligible compensation. Company contributions totaled $798,000, $854,000, and $759,000 in fiscal 1999, 1998 and 1997, respectively.

NOTE N - CONTINGENCIES

Commencing in fiscal 1997, Lucent Technologies ("Lucent") suggested in correspondence to the Company that it should consider licensing certain Lucent patents for a substantial payment. The Company has an opinion from its outside legal counsel that the Company does not infringe the Lucent patents by reason of non-infringement and/or invalidity. The Company has suggested to Lucent that Lucent should consider licensing certain patents of the Company, and that a mutual cross-license might be in the best interests of both parties. The parties have discussed the possibility of negotiations for a mutually satisfactory cross-license agreement which would resolve the matter. There is no assurance that the Company will be able to negotiate a cross-license agreement based on mutually satisfactory terms. Lucent has not threatened litigation against the Company, and the Company and Lucent did not have any discussions or exchange any correspondence concerning their respective patent portfolios during fiscal 1999. In the event that litigation is instituted against the Company concerning the Lucent patents, the Company intends to vigorously contest the claims and to assert defenses of non-infringement and/or invalidity of the patents, together with any other defenses and counterclaims, including any counterclaim for infringement of its patents, the Company might have. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation asserted against the Company in connection with the Lucent patents.


NOTE O - SUBSEQUENT EVENT

On April 27, 1999, the Company signed a definitive merger agreement to acquire all of the outstanding shares of Brite Voice Systems, Inc. (Brite). Pursuant to the agreement, InterVoice will pay Brite shareholders $13.40 per Brite share, or based on approximately 12.3 million shares of Brite common stock outstanding, total consideration of approximately $164.4 million. Of this total, approximately $122.7 million, or $10.00 per Brite share, will be in cash and approximately $41.7 million, or $3.40 per Brite share, will be in shares of InterVoice common stock. The merger will be accounted for as a purchase business combination.

The transaction will be executed in two steps, the first being an all cash tender offer at $13.40 per share for approximately 9.2 million shares of Brite's common stock. The second step will consist of a merger in which shares of Brite common stock not purchased in the cash tender offer will be exchanged into shares of InterVoice common stock. The ratio of exchange will be determined at the time of the merger based on the average closing price of an InterVoice share for the preceding twenty-five trading days. This transaction has been approved by the Boards of Directors of Brite and InterVoice. The cash tender offer will close on June 1, 1999. The closing of the transaction is subject to certain customary conditions as described in the merger agreement.

In connection with this transaction, InterVoice has received a commitment from Bank of America to provide senior secured credit facilities amounting to $150 million, which will include a $125 million term loan facility and a $25 million revolving credit agreement. The term loan agreement will be subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               INTERVOICE, INC.



COLUMN A                                      COLUMN B                 COLUMN C                 COLUMN D             COLUMN E
--------                                      --------                 --------                 --------             --------
                                                                       Additions
                                                             -----------------------------
                                                                (1)             (2)
                                              Balance at     Charged to     Charged to                               Balance at
                                              Beginning      Cost and       Other Accounts      Deductions -         End of
Description                                   of Period      Expenses       - Describe          Describe             Period
-----------                                   ---------      --------       ----------          --------             ------

Year ended February 28, 1999
  Deducted from asset accounts:
    Allowance for doubtful accounts           $   368,004    $ 1,037,588                        $   (100,011)(A)     $ 1,305,581
    Allowance for slow moving inventories       1,360,000      1,800,000                          (1,955,474)(B)       1,204,526
Total                                         $ 1,728,004    $ 2,837,588                        $ (2,055,485)        $ 2,510,107
                                              ===========    ===========                        ============         ===========

Year ended February 28, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts           $   250,950    $   291,491                        $   (174,437)(A)     $   368,004
    Allowance for slow moving inventories         166,000      1,935,067                            (741,067)(B)       1,360,000
Total                                         $   416,950    $ 2,226,558                        $   (951,504)        $ 1,728,004
                                              ===========    ===========                        ============         ===========

Year ended February 28, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts           $   746,027    $   397,740                        $   (892,817)(A)     $   250,950
    Allowance for slow moving inventories       1,350,000      1,200,000                          (2,384,000)(C)         166,000
Total                                         $ 2,096,027    $ 1,597,740                        $ (3,276,817)        $   416,950
                                              ===========    ===========                        ============         ===========

------------------------------------------

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


                                                                                       Page
                                                                                       ----

      (1)   Financial Statements:
            Report of Independent Auditors..............................................22
            Consolidated Balance Sheets at February 28, 1999 and February 28, 1998......23
            Consolidated Statements of Operations for the three years ended
                 February 28, 1999......................................................24
            Consolidated Statements of Changes in Stockholders' Equity
                 for the three years ended February 28, 1999............................25
            Consolidated Statements of Cash Flows for the three years ended
                 February 28, 1999......................................................26
            Notes to Consolidated Financial Statements...............................27-36
      (2)   Financial Statement Schedules
            II  Valuation and Qualifying Accounts.......................................37

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)    Exhibits:

     The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

      (b) No reports on Form 8-K were filed by the Company during the quarter ended February 28, 1999.

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

Dated:  May 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       Signature                                     Title                         Date



          /s/  DANIEL D. HAMMOND                         Chairman of the Board of              May 28, 1999
---------------------------------------------              Directors and Chief
               Daniel D. Hammond                           Executive Officer


          /s/  ROB-ROY J. GRAHAM                         Chief Financial Officer,              May 28, 1999
--------------------------------------------
               Rob-Roy J. Graham                         Chief Accounting Officer
                                                           and Controller
                                                           (Principal Accounting Officer)


          /s/  JOSEPH J. PIETROPAOLO                     Director                              May 28, 1999
--------------------------------------------
               Joseph J. Pietropaolo


          /s/  GEORGE C. PLATT                           Director                              May 28, 1999
--------------------------------------------
               George C. Platt


          /s/  GRANT A. DOVE                             Director                              May 28, 1999
--------------------------------------------
               Grant A. Dove


          /s/  DAVID W. BRANDENBURG                      Director                              May 28, 1999
--------------------------------------------
               David W. Brandenburg

                                INDEX TO EXHIBITS

                                                                                                     Sequentially
Exhibit No.                            Description                                                  Numbered Page
-----------                            -----------                                                  -------------
    3.1         Articles of Incorporation, as amended, of Registrant (2)

    3.2         Second Restated Bylaws of Registrant, as amended (1)

   10.1         Second Amended and Restated Employment Agreement dated as of June 21, 1996, effective as of March 1, 1996 by and between the Company and Daniel D. Hammond (8)

   10.2         First Amendment to Amended and Extended Employment Agreement dated as of June 25,
                1996 and effective as of March 1, 1996 by and between the Company and Daniel D.
                Hammond (8)

   10.3         Amended and Restated Rights Agreement dated as of December 12, 1994 between the
                Registrant and KeyCorp Shareholder Services, Inc. (as successor to Society National Bank), as Rights Agent (4)

   10.4         The InterVoice, Inc. 1990 Incentive Stock Option Plan, as amended (8)

   10.5         The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for Non-Employees, as
                amended (3)

   10.6         The InterVoice, Inc. Employee Stock Purchase Plan (6)

   10.7         InterVoice, Inc. Employee Savings Plan (5)

   10.8         InterVoice, Inc. Restricted Stock Plan (7)

   10.9         Employment Agreement dated as of September 1, 1998 between the Company and David
                W. Berger (9)

   10.10        Employment Agreement dated as of September 16, 1998 between the Company and
                Rob-Roy J. Graham (9)

   10.11        InterVoice, Inc. 1998 Stock Option Plan (9)

   10.12        Assets Purchase Agreement dated as of September 15, 1998 between the Company and
                Dronen Consulting, Incorporated (9)

   10.13        Amended and Restated Loan Agreement dated as of November 18, 1998 between the
                Company and NationsBank, N.A. (10)

   10.14        Amended and Restated Promissory Note dated as of November 18, 1998 executed by the Company in favor of NationsBank, N.A. (10)

   10.15        Acquisition Agreement and Plan of Merger dated as of April 27, 1999, by and among the Company, InterVoice Acquisition Subsidiary III, Inc. ("Acquisition
                Subsidiary") and Brite Voice Systems, Inc. ("Brite") (11)

   10.16        Stockholders' Agreement dated as of April 27, 1999, by and among the Company,
                Acquisition Subsidiary and certain stockholders of Brite named therein (11)

   10.17        Commitment Letter dated as of April 26, 1999, by and among the Company, Acquisition
                Subsidiary, Bank of America National Trust and Savings Association and NationsBanc
                Montgomery Securities LLC (11)

   23           Consent of Independent Auditors (12)

   27           Financial Data Schedules (12)

-----------------------

(1) Incorporated by reference to exhibits to the Company's 1991 Annual Report on Form 10-K for the fiscal year ended February 28, 1991, filed with the Securities and Exchange Commission (SEC) on May 29, 1991, as amended by Amendment No. 1 on Form 8 to Annual Report on Form 10-K, filed with the SEC on August 1, 1991.

(2) Incorporated by reference to exhibits to the Company's 1995 Annual Report on form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(3) Incorporated by reference to exhibits to the Company's Registration Statement on form S-8 filed on April 6, 1994, with respect to the Company's 1990 Nonqualified Stock Option Plan for Non-Employees, Registration Number 33-77590.

(4) Incorporated by reference to exhibits to Form 8-A/A (Amendment No. 1) filed with the SEC on December 15, 1994.

(5) Incorporated by reference to exhibits to the Company's 1994 Annual Report on Form 10-K for the fiscal year ended February 28, 1994, filed with the SEC on May 31, 1994.

(6) Incorporated by reference to exhibits to Registration Statement on Form S-8 filed with the SEC on November 30, 1998, Registration Number 333-68103.

(7) Incorporated by reference to exhibits to the Company's 1996 Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the SEC on May 29, 1996.

(8) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the SEC on May 29, 1998.

(9) Incorporated by reference to exhibits to the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1998, filed with the SEC on October 14, 1998.

(10) Incorporated by reference to exhibits to the Company's quarterly report on Form 10-Q for the quarter ended November 31, 1998, filed with the SEC on January 14, 1999.

(11) Incorporated by reference to exhibits to the Schedule 14D-1 filed by the Company and Acquisition Subsidiary with the SEC on May 3, 1999, as amended on May 5, 1999 and May 10, 1999, File No. S-40824.

(12) Filed herewith.

                         Exhibits furnished upon request