Form 10-K/A
period 1999-02-28
INTERVOICE INC
filed 1999-06-02
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 2, 1999

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     LISTED BELOW ARE DOCUMENTS PARTS OF WHICH ARE INCORPORATED HEREIN BY REFERENCE AND THE PART OF THIS REPORT INTO WHICH THE DOCUMENT IS INCORPORATED:

     (1) PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS - PART III.

================================================================================

     Item 6 and Item 8 of InterVoice's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 are hereby amended and restated as follows:

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


                                                                   FISCAL YEAR ENDED FEBRUARY 29/28
                                           ---------------------------------------------------------------------------------
                                           1999             1998**            1997***             1996              1995****
                                           ----             ------            -------             ----              --------

Net Sales                             $ 136,904,131     $ 102,307,713      $ 104,845,692     $  97,103,054      $  76,265,228
Income (Loss) from Operations            29,148,484        (8,427,179)        17,548,615        25,054,742          9,304,113
Net Income (Loss)                        20,192,916        (5,139,846)        12,760,481        17,259,358          2,533,580
Total Assets                            111,529,501        84,893,475        109,239,759        89,726,806         62,718,565
Long Term Debt                            5,000,000                --                 --                --                 --
Per Diluted Common Share:
  Net Income (Loss)                             .68              (.17)               .39               .53                .08
  Cash Dividend                                  --                --                 --                --                 --
Shares used in Per Diluted Common
Share Calculation*                       29,772,504        31,032,672         33,182,320        32,798,866         33,519,312


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






                                                               Ernst & Young LLP








Dallas, Texas
April 7, 1999, except for Note O,
as to which the date is April 27, 1999

                               InterVoice, Inc.

                          Consolidated Balance Sheets


                                                                 February 28     February 28
ASSETS                                                              1999             1998
----------------------------------------------------           -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                                    $  12,195,612    $   4,190,940
  Accounts and notes receivable, net of allowance
    for doubtful accounts of $1,305,581 in 1999 and
    $368,005 in 1998                                              42,156,004       26,040,332
  Inventory                                                       11,704,428        9,343,338
  Prepaid expenses and other current assets                        4,497,764        4,490,813
  Deferred income taxes                                            4,513,769        2,325,745
                                                               -------------    -------------
                                                                  75,067,577       46,391,168

PROPERTY AND EQUIPMENT
  Building                                                        16,300,325       16,249,914
  Computer equipment                                              24,839,081       24,496,337
  Furniture, fixtures and other                                    3,599,873        3,756,164
  Service equipment                                                5,071,153        4,582,221
                                                               -------------    -------------
                                                                  49,810,432       49,084,636
  Less allowance for depreciation                                 22,755,583       16,736,766
                                                               -------------    -------------
                                                                  27,054,849       32,347,870

OTHER ASSETS
  Intangible assets, net of amortization
    of $3,416,433 in 1999 and
    $1,679,113 in 1998                                             9,407,075        6,154,437
                                                               -------------    -------------
                                                               $ 111,529,501    $  84,893,475
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

CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $100 par value--2,000,000
    shares authorized: none issued
  Common Stock, no par value, at nominal
    assigned value--62,000,000 shares
    authorized: 28,728,016 issued and
    outstanding in 1999 and 19,503,291 issued,
    13,802,491 outstanding in 1998                                    14,347            9,726
  Additional capital                                               1,719,699       44,314,685
  Unearned Compensation                                             (649,612)              --
  Treasury stock - at cost                                                --      (50,202,999)
  Retained earnings                                               81,487,562       62,509,106
                                                               -------------    -------------
                                                                  82,571,996       56,630,518
                                                               -------------    -------------
                                                               $ 111,529,501    $  84,893,475
                                                               =============    =============


See notes to consolidated financial statements.

                                InterVoice, Inc.

                     Consolidated Statements Of Operations


                                                                Year Ended February 28
                                                      1999               1998                1997
                                                  ----------------------------------------------------
Sales                                             $ 136,904,131      $ 102,307,713       $ 104,845,697

Cost of Goods Sold                                   54,191,257         48,854,519          40,131,308
                                                  -------------      -------------       -------------

Gross Margin                                         82,712,874         53,453,194          64,714,389
  Research and development expenses                  13,285,063         12,688,638          11,652,934
  Selling, general and administrative expenses       40,279,321         42,374,242          33,712,840
  Non recurring expense                                     --           6,817,493           1,800,000
                                                  -------------      -------------       -------------
Income (Loss) From Operations                        29,148,484         (8,427,179)         17,548,615

  Other income - net                                   (352,888)           783,643             680,644
                                                  -------------      -------------       -------------
Income (Loss) Before Income Taxes (Benefit)          28,795,596         (7,643,536)         18,229,259

Income Taxes (Benefit)
  Current                                            10,079,215           (546,949)          4,191,807
  Deferred                                           (1,476,535)        (1,956,741)          1,276,971
                                                  -------------      -------------       -------------
Income Taxes (Benefit)                                8,602,680         (2,503,690)          5,468,778
                                                  -------------      -------------       -------------
Net Income (Loss)                                 $  20,192,916      $  (5,139,846)      $  12,760,481
                                                  =============      =============       =============
Net income (loss) per share - basic               $         .72      $       (0.17)      $        0.39
                                                  =============      =============       =============
Net Income (loss) per share - diluted             $         .68      $       (0.17)      $        0.38
                                                  =============      =============       =============



See notes to consolidated financial statements.

                                InterVoice, Inc.

           Consolidated Statements of Changes in Stockholders' Equity


                            Common Stock
                         --------------------      Additional      Unearned       Treasury       Retained
                           Shares     Amount        Capital      Compensation      Stock         Earnings           Total
                        ---------------------     -----------    ------------     --------       --------           -----
Balance at
 February 29, 1996       15,984,206  $  9,460     $ 39,103,070   $   (436,281)   $ (24,003,245)  $ 54,888,471   $  69,561,475
  Exercise of
  stock options             344,083       194        2,710,623            --                --             --       2,710,817
  Tax benefit from
  exercise of stock
  options                        --        --          562,340            --                --             --         562,340
  Issuance of
  restricted stock           25,684        13          652,747        (57,353)              --             --         595,407
  Net income                     --        --               --             --               --     12,760,481      12,760,481
                        -----------  --------     ------------   ------------    -------------   ------------   -------------

Balance at
 February 28, 1997       16,353,973  $  9,667     $ 43,028,780   $   (493,634)   $ (24,003,245)  $ 67,648,952   $  86,190,520
  Exercise of
  stock options              97,622        33          752,805             --               --             --         752,838
  Tax benefit from
  exercise of stock
  options                        --        --          246,653             --               --             --         246,653
  Issuance of
  restricted stock,
  net of forfeitures         (8,769)       (4)        (213,523)       493,634               --             --         280,107
  Issuance of stock to
  purchase software          60,465        30          499,970             --               --             --         500,000
  Purchase of treasury
  stock, net             (2,700,800)       --               --             --      (26,199,754)            --     (26,199,754)
  Net loss                       --        --               --             --               --     (5,139,846)     (5,139,846)
                        -----------  --------     ------------   ------------    -------------   ------------   -------------

Balance at
  February 28, 1998      13,802,491   $ 9,726     $ 44,314,685   $         --    $ (50,202,999)  $ 65,509,106   $  56,630,518
                        ===========  ========     ============   ============    =============   ============   =============

  Issuance of stock to
  purchase software          75,000   $    38     $  1,518,712             --               --             --   $   1,518,750
  Exercise of stock
  options                   783,680       411        7,444,497             --               --             --       7,444,908
  Tax benefit from
  exercise of stock
  options                        --        --        2,612,234             --               --             --       2,612,234
  Issuance of restricted
  stock                      46,914        23          692,897       (649,612)              --             --          43,308
  Purchase of treasury
  stock, net               (294,000)       --               --             --    $  (5,870,638)            --      (5,870,638)
  Stock split in form of
  100% dividend          14,313,931   $ 4,149     $(54,863,326)            --    $  56,073,637   $ (1,214,460)             --
  Net income                     --        --               --             --               --     20,192,916      20,192,916
                        -----------  --------     ------------   ------------    -------------   ------------   -------------
Balance at
  February 28, 1999      28,728,016   $14,347     $  1,719,699   $   (649,612)              --   $ 81,487,562   $  82,571,996
                        ===========  ========     ============   ============    =============   ============   =============


See notes to consolidated financial statements.

                                InterVoice, Inc.

                     Consolidated Statements of Cash Flows

                                                                          Year Ended February 28/29
                                                                  1999              1998              1997
                                                              ------------------------------------------------
Operating Activities

   Net income (loss)                                          $ 20,192,916      $ (5,139,846)     $ 12,760,481

   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Purchased research and development                                --         1,750,000                --
      Depreciation and amortization                             11,012,637         9,710,597         4,946,376
      Deferred income taxes (benefit)                           (1,476,535)       (1,956,741)        1,276,971
      Provision for doubtful accounts                            1,037,588           291,491           397,739
      Provision for slow moving inventories                      1,800,000         1,935,067         1,200,000
      Disposal of equipment                                             --           595,760            89,447
      Write off of intangible assets                               168,789         2,802,423                --
      Changes in operating assets and liabilities:
         Accounts receivable                                   (17,153,260)        7,174,924        (9,200,060)
         Inventories                                            (4,161,089)           36,980          (671,365)
         Prepaid expenses and other assets                       3,131,224          (420,265)       (3,520,298)
         Accounts payable and accrued expenses                   1,586,092        (2,622,499)        1,097,596
         Customer deposits                                       1,470,276          (778,241)          876,225
         Deferred income                                           125,056           505,512           920,132
         Other                                                     318,754           493,634           595,407
                                                              ------------      ------------      ------------
                                                                18,052,448        14,378,796        10,768,651


Investing Activities
   Purchases of property and equipment                          (3,982,298)       (9,239,831)       (8,545,318)
   Increase in other assets                                     (3,639,748)       (8,449,606)       (4,346,102)
                                                              ------------      ------------      ------------
                                                                (7,622,046)      (17,689,437)      (12,891,420)

Financing Activities
   Borrowings under line of credit                                      --         9,000,000                --
   Repayments on line of credit                                 (4,000,000)               --                --
   Purchase of treasury stock                                   (5,870,638)      (26,199,754)               --
   Exercise of stock options                                     7,444,908           539,311         2,710,817
                                                              ------------      ------------      ------------
                                                                (2,425,730)      (16,660,443)        2,710,817
                                                              ------------      ------------      ------------

Increase (Decrease) In Cash and Cash Equivalents                 8,004,672       (19,971,084)          588,048

Cash and Cash Equivalents, Beginning of Year                     4,190,940        24,162,024        23,573,976
                                                              ------------      ------------      ------------
Cash and Cash Equivalents, End of Year                        $ 12,195,612      $  4,190,940      $ 24,162,024
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

Dated:  June 2, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       Signature                                     Title                         Date



          /s/  DANIEL D. HAMMOND                         Chairman of the Board of              June 2, 1999
---------------------------------------------              Directors and Chief
               Daniel D. Hammond                           Executive Officer


          /s/  ROB-ROY J. GRAHAM                         Chief Financial Officer,              June 2, 1999
--------------------------------------------
               Rob-Roy J. Graham                         Chief Accounting Officer
                                                           and Controller
                                                           (Principal Accounting Officer)


          /s/  JOSEPH J. PIETROPAOLO                     Director                              June 2, 1999
--------------------------------------------
               Joseph J. Pietropaolo


          /s/  GEORGE C. PLATT                           Director                              June 2, 1999
--------------------------------------------
               George C. Platt


          /s/  GRANT A. DOVE                             Director                              June 2, 1999
--------------------------------------------
               Grant A. Dove


          /s/  DAVID W. BRANDENBURG                      Director                              June 2, 1999
--------------------------------------------
               David W. Brandenburg

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