Form 10-K/A
period 1999-02-28
INTERVOICE INC
filed 1999-07-12
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 12, 1999
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                 FORM 10-K/A
                              (AMENDMENT NO. 2)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     LISTED BELOW ARE DOCUMENTS PARTS OF WHICH ARE INCORPORATED HEREIN BY REFERENCE AND THE PART OF THIS REPORT INTO WHICH THE DOCUMENT IS INCORPORATED:

     (1) PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS - PART III.

================================================================================

     InterVoice's Annual Report on Form 10-K, as amended, for the fiscal year ended February 28, 1999 is hereby amended and restated in its entirety in order to supplement its disclosures as follows (i) amend Item 6, "Selected Financial Data," to revise certain disclosures in footnotes to the table therein; (ii) amend Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", to revise and add certain information included in captions labeled "Results of Operations," "Cost of Goods Sold," and "Income
(Loss) From Operations;" and (iii) amend Item 8, "Financial Statements and Supplementary Data" to reclassify certain items in the 1998 Consolidated Statement of Operations and to revise and add certain information in Note B, Note C, Note G, and Note I:


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

**Fiscal 1998 net sales, loss from operations and net loss were impacted by adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2), tightening of certain of the Company's credit practices, and non-recurring expenses of $7.4 million. Non-recurring expenses include: $1.0 million associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer, $1.8 million of in-process research and development relating to the purchase of the ESP product line from Integrated Telephony Products, Inc., $0.6 million of accounts receivable write-offs related to certain cancellations of service contracts (classified in selling, general, and administrative expenses), and $4.0 million of asset write-offs (classified in cost of goods sold), including $1.0 million for inventory obsolescence in light of a migration of the Company's customers to its NSP-5000 platform and $3.0 million for the impairment of certain intangible assets. Without these items, net sales in fiscal 1998 would have been $107.8 million, income from operations would have been $2.6 million, and net income would have been $2.4 million, or $0.08 per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K, as amended by Form 10-K/A (Amendments No. 1 and
2), includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business - Product Strategy," "Business - Distribution," and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the
Company:

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

                                                                  Year ended February 28
                                                                  ----------------------
                                                           1999           1998*             1997**
                                                           ----           ----              ----
Sales                                                     100.0%         100.0%            100.0%

Cost of goods sold                                         39.6           51.7              38.3

Gross Margin                                               60.4           48.3              61.7

Research and development expenses                           9.7           12.4              11.1
Selling, general and administrative expenses               29.4           41.4              32.2
Non-recurring expenses                                       --            2.7               1.7
Operating income (loss)                                    21.3           (8.2)             16.7
Other income - net                                          (.3)            .8                .6
Income (loss) before taxes                                 21.0           (7.4)             17.3
Income taxes (benefit)                                      6.3           (2.4)              5.2

Net Income (loss)                                          14.7%          (5.0%)            12.1%

*See discussion of fiscal 1998 in Item 6, Selected Financial Data. Had it not been impacted by adoption of SOP 97-2, tightened credit practices, and non-recurring expense items (including a charge for in-process research and development), cost of goods sold, gross margin, research and development expenses, selling, general and administrative expenses, operating income and net income as a percentage of sales would have been 45.3%, 54.7%, 11.8% 38.7%, 2.3% and 2.2%, respectively.

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

     Domestic CPE sales in fiscal 1999, 1998 and 1997 increased 37%, 11% and 11%, respectively, due to the Company's continued investment in the expansion of its distribution channels and marketing and advertisement programs and in the hiring and training of new and existing sales, service and support personnel. International CPE sales in fiscal 1999 increased 29%, decreased 37% in fiscal 1998 and increased 30% in fiscal 1997. Decreased international sales in fiscal 1998 resulted from a poor Pacific Rim economic environment and a concentration of the Company's sales efforts in Latin America on telecommunications opportunities. International sales increased in fiscal 1998 and 1997 for the same reasons as the increase in domestic CPE sales. International CPE sales constituted 10% of the Company's total CPE sales in fiscal years 1999 and 1998 and 24% of such sales in fiscal 1997.

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

COST OF GOODS SOLD

     Fiscal 1999 cost of goods sold was 40% of total sales, compared to 51.7% in fiscal 1998 and 38.3% in fiscal 1997. The decrease in fiscal 1999 was the result of increased sales, the absence of non-recurring expenses and the Company's efforts to control costs and expenses. The increase in cost of goods sold during fiscal 1998 was the result of the Company's continued investment in applications engineering and customer service resources to pursue opportunities in all of its markets despite lower than anticipated sales. In addition, 1998 cost of goods sold includes approximately $4.0 million of non-recurring expenses recorded in the fourth quarter for inventory obsolescence ($1.0 million) and the impairment of certain intangible assets relating to third party software development costs ($3.0 million).

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


     In order to understand the Company's operating and net income over the last three fiscal years, it must be noted that the Company, during fiscal 1998, incurred non-recurring charges of approximately $7.4 million including the following: $1.0 million associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer; $0.6 million related to accounts receivable write-offs related to certain cancellations of service contracts (included in selling, general and administrative expenses); and $3.0 million (included in cost of goods sold) to write off certain intangible assets as a result of the Company's re-examination of its product development and infrastructure requirements. The Company also provided $1.0 million (included in cost of goods sold) for potential inventory obsolescence in light of efforts to migrate customers to its internally developed NSP-5000 computing platform from the Company's traditional computing platforms such as IBM PS-2 computers. As a result of such migration, the Company reviewed its on-hand supply of traditional computer platforms and determined that a provision for obsolescence was necessary to allow for a potential excess supply of traditional computer platforms of which the Company had approximately $3.0 million on-hand at February 28, 1998. Additionally, the Company wrote off as in-process research and development approximately $1.8 million of the purchase price paid to Integrated Telephony Products, Inc. for its ESP product line. In addition to acquiring the ESP product line and certain other assets of Integrated Telephony Products, Inc. the Company acquired two in-process research and development projects: 1)Call Flow and 2) Internet Telephony Interfaces. Call Flow is a project to develop a Windows NT, GUI-based telecommunications application development tool. Internet Telephony Interfaces is a project to develop interfaces to allow text and voice messaging over the Internet which will enable an end user to access voice messages, text messages (such as email) and faxes either through traditional telecommunications networks (with text messages and faxes being read to the end user using text-to-speech technology) or through the Internet. The amount allocated to the purchased research and development projects ($1.8 million) was expensed at the time of acquisition as the Company determined that the purchased research and development projects had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. To determine the fair market value of the in-process research and development projects, the Company used a risk adjusted income approach, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses. In determining the amount of the purchase price to allocate to the purchased research and development, factors such as stage of completion and technological uncertainties were considered by the Company in determining the present value of the future benefits to be received. The development activities required to complete the acquired in-process research and development projects include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. At the time of purchase, the estimated future cost of completing these activities was expected to be approximately $1 million to be incurred over the next 12 months. Actual costs incurred during fiscal 1999 were approximately $1.1 million. Revenue streams from the resulting products are expected to begin in fiscal 2000 and were projected forward for five years in the risk adjusted income analysis. A discount rate of 30% was used to determine the present value of the cash flows related to the in-process research and development projects which resulted in $1.8 million of assigned value. If these projects do not meet with the Company's anticipated level of market acceptance, the Company may not realize the value assigned to the purchased research and development. Also impacting operating income in fiscal 1998 was the Company's adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2) and a tightening of the Company's credit practices to improve cash flow. See Item 7 - "Sales".

     The Company incurred a one-time charge of approximately $1.8 million in connection with the settlement of certain litigation during fiscal 1997.

     Adjusting for the one time charges and other items discussed above, the Company would have generated operating income of approximately $2.6 million and approximately $19.3 million in fiscal 1998 and 1997, respectively, and net income of approximately $2.4 million and $14.0 million in fiscal 1998 and 1997, respectively.

     Fiscal 1999 operating income increased over eleven times versus adjusted operating income in fiscal 1998 as the result of increased sales and the Company's measures to control costs and expenses, particularly selling, general and administrative expenses. Operating income, adjusted for the one time charges and other items discussed above, in fiscal 1998 and fiscal 1997 decreased 87% and 23%, respectively, versus the previous fiscal year as the Company increased its investment in sales, marketing, application engineering, and research and development resources without a corresponding increase in the Company's sales. These investments were made to continue to pursue opportunities in the CPE and Telco markets. Fiscal 1999 net income increased over eight times versus adjusted net income in the previous fiscal year, and net income, adjusted for the one time charges and other items discussed above, in fiscal 1998 and fiscal 1997 decreased 83% and 19%, respectively, versus the previous fiscal year for the same reasons as operating income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $12.2 million in cash and cash equivalents at February 28, 1999, while borrowings under the Company's credit facilities was $5.0 million. Investment activities (consisting of the acquisition and purchase of fixed assets and third party software) and financing activities (consisting primarily of the repurchase of shares of the Company's common stock) together used approximately $10.0 million. Net income plus non-cash expense items totaled $31.2 million while an increase in operating assets totaled $13.1 million to
                                      18
yield an operating cash flow of $18.1 million during fiscal 1999. The increase in operating assets was primarily attributable to a $16.1 million increase in accounts receivable. The increase in accounts receivable is due to increased sales and a few large contracts with payment terms which extend beyond the dates on which revenue is recognized for financial reporting purposes. Days sales outstanding (DSO's) of accounts receivable continue to be a focus for the Company. At February 28, 1999, DSO's were 98 days, down from 103 days at February 28, 1998. Investment activities totaled approximately $7.6 million during 1999 and included the purchase of a computer telephony software suite from Dronen Consulting, Incorporated for $3.6 million in cash and 75,000 shares of the Company's common stock, valued at $1.5 million. Other purchases included computing hardware and software to update the Company's enterprise systems and to provide the information systems infrastructure needed to support the Company's worldwide growth. Expenditures were also made to acquire third party developed software to be integrated into the Company's InterSoft software to allow the Company to offer its customers greater functionality and to ensure the Company's products comply with an increasing variety of hardware and software technologies and standards. Financing activities during fiscal 1999 included the repurchase of 294,000 shares of the Company's common stock, at a cost of approximately $5.9 million pursuant to an authorization by its Board of Directors during fiscal 1998. The Company believes that market conditions made such share repurchases of value to its shareholders. Other financing activities included the receipt of $7.4 million as proceeds from the exercise of employee stock options and the pay down of $4.0 million on the Company's borrowings. As a result of cash generated from operations and investment and financing activities, the Company experienced an increase of its cash reserves of approximately $8.0 million during fiscal 1999.

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

                                InterVoice, Inc.

                     Consolidated Statements Of Operations


                                                                Year Ended February 28
                                                      1999               1998                1997
                                                  ----------------------------------------------------
Sales                                             $ 136,904,131      $ 102,307,713       $ 104,845,697

Cost of Goods Sold                                   54,191,257         52,854,519          40,131,308
                                                  -------------      -------------       -------------

Gross Margin                                         82,712,874         49,453,194          64,714,389
  Research and development expenses                  13,285,063         12,688,638          11,652,934
  Selling, general and administrative expenses       40,279,321         42,374,242          33,712,840
  Non recurring expense                                     --           2,817,493           1,800,000
                                                  -------------      -------------       -------------
Income (Loss) From Operations                        29,148,484         (8,427,179)         17,548,615

  Other income - net                                   (352,888)           783,643             680,644
                                                  -------------      -------------       -------------
Income (Loss) Before Income Taxes (Benefit)          28,795,596         (7,643,536)         18,229,259

Income Taxes (Benefit)
  Current                                            10,079,215           (546,949)          4,191,807
  Deferred                                           (1,476,535)        (1,956,741)          1,276,971
                                                  -------------      -------------       -------------
Income Taxes (Benefit)                                8,602,680         (2,503,690)          5,468,778
                                                  -------------      -------------       -------------
Net Income (Loss)                                 $  20,192,916      $  (5,139,846)      $  12,760,481
                                                  =============      =============       =============
Net income (loss) per share - basic               $         .72      $       (0.17)      $        0.39
                                                  =============      =============       =============
Net Income (loss) per share - diluted             $         .68      $       (0.17)      $        0.38
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

IMPAIRMENT OF ASSETS: The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows relating to the long-lived asset.

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

In connection with a review of its portfolio of intangible assets during fiscal 1998, the Company wrote off $3.0 million as a result of re-examining its human resource allocation, product development plans and infrastructure requirements. Approximately $1.4 million of the write-off related to previously capitalized third party product development costs for an incomplete project that the Company decided to abandon in the fourth quarter of fiscal 1998 in connection with a strategic decision to narrow its product development focus. No products were ever released for sale by the Company in connection with the abandoned project. Previously capitalized third party development costs of approximately $1.6 million were also written-off related to a decision in the forth quarter of fiscal 1998 to replace an inefficient, stand alone system used to manage its customer systems configuration processes. A new Oracle-based replacement system began operation, and the inefficient stand alone system was abandoned, at the end of fiscal year 1998.

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
                                                           =======                              =====

The weighted average share price for grants during fiscal year 1997 was $10.64 for the Senior Executive Plan and $14.72 for the Key Executive Plan. Shares forfeited in fiscal 1998 and 1997 had been granted at a weighted average share price of $11.17 and $10.90, respectively. The weighted average share price for grants in fiscal year 1999 was $14.77 for the Senior Executive Plan. At February 28, 1999, approximately 857,086 shares were reserved for future restricted stock grants.

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

NOTE I - NON-RECURRING EXPENSES

During fiscal 1998, the Company incurred non-recurring expenses of approximately $7.4 million as follows: $1.0 million associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer, $1.8 million of in-process research and development relating to the purchase of the ESP product line from Integrated Telephony Products, Inc. (see Note C), $0.6 million of accounts receivable write-offs related to certain cancellations of service contracts (classified in selling, general, and administrative expenses), and $4.0 million of asset write-offs (classified in cost of goods sold), including $1.0 million for inventory obsolescense in light of a migration of the Company's customers to its NSP-5000 platform and $3.0 million for the impairment of certain intangible assets (see Note C).

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

Dated:  July 8, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       Signature                                     Title                         Date



          /s/  DANIEL D. HAMMOND                         Chairman of the Board of             July 8, 1999
---------------------------------------------              Directors and Chief
               Daniel D. Hammond                           Executive Officer


          /s/  ROB-ROY J. GRAHAM                         Chief Financial Officer,             July 8, 1999
--------------------------------------------
               Rob-Roy J. Graham                         Chief Accounting Officer
                                                           and Controller
                                                           (Principal Accounting Officer)


          /s/  JOSEPH J. PIETROPAOLO                     Director                             July 8, 1999
--------------------------------------------
               Joseph J. Pietropaolo


          /s/  GEORGE C. PLATT                           Director                             July 8, 1999
--------------------------------------------
               George C. Platt


          /s/  GRANT A. DOVE                             Director                             July 8, 1999
--------------------------------------------
               Grant A. Dove


          /s/  DAVID W. BRANDENBURG                      Director                             July 8, 1999
--------------------------------------------
               David W. Brandenburg

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

   23           Consent of Independent Auditors (12)

   27.1         Fiscal 1999 Financial Data Schedules (13)

   27.2         Amended Fiscal 1998 Financial Data Schedule (12)

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

(13) Previously filed.

                         Exhibits furnished upon request