Form 10-Q
period 1999-05-31
INTERVOICE INC
filed 1999-07-15
CIK 764244

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

                         FOR THE QUARTERLY PERIOD ENDED
                                  MAY 31, 1999

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

                                   Yes [X] No[ ]


         The Registrant had 28,922,526 shares of common stock, no par value per share, outstanding as of July 6, 1999.

================================================================================

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                                InterVoice, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                              May 31,         February 28,
ASSETS                                                         1999               1999
------------------------------------                      -------------      -------------
CURRENT ASSETS
    Cash and cash equivalents                             $  19,351,529      $  12,195,612
    Accounts and notes receivable, net of allowance
      for doubtful accounts of $1,575,280 in 2000 and
      $1,305,581 in 1999                                     42,217,253         42,156,004
    Inventory                                                13,426,018         11,704,428
    Prepaid expenses and other current assets                 3,775,660          4,497,764
    Deferred income taxes                                     4,513,769          4,513,769
                                                          -------------      -------------
                                                             83,284,229         75,067,577
PROPERTY AND EQUIPMENT
    Building                                                 16,300,325         16,300,325
    Computer equipment                                       25,516,444         24,839,081
    Furniture, fixtures and other                             3,612,041          3,599,873
    Service equipment                                         5,035,071          5,071,153
                                                          -------------      -------------
                                                             50,463,881         49,810,432
    Less allowance for depreciation                          25,148,474         22,755,583
                                                          -------------      -------------
                                                             25,315,407         27,054,849
OTHER ASSETS
    Intangible assets, net of amortization
      of $3,465,131 in 2000 and
      $3,416,433 in 1999                                      8,781,048          9,407,075
                                                          -------------      -------------
                                                          $ 117,380,684      $ 111,529,501
                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                 $  12,096,135      $  11,857,317
    Customer deposits                                         3,002,670          4,095,776
    Deferred income                                           5,183,881          5,625,799
    Income taxes payable                                      1,224,681          1,022,171
                                                          -------------      -------------
                                                             21,507,367         22,601,063

DEFERRED INCOME TAXES                                         1,356,442          1,356,442

LONG TERM BORROWINGS                                          5,000,000          5,000,000

STOCKHOLDERS' EQUITY
    Preferred Stock, $100 par value--2,000,000
      shares authorized: none issued
    Common Stock, no par value, at nominal
      assigned value--62,000,000 shares
      authorized: 28,858,171  issued
      and outstanding in 2000,
      28,728,016 issued and
      outstanding in 1999                                        14,410             14,347
    Additional capital                                        2,354,477          1,719,699
    Unearned compensation                                      (606,304)          (649,612)
    Retained earnings                                        87,754,292         81,487,562
                                                          -------------      -------------
                                                             89,516,875         82,571,996
                                                          -------------      -------------
                                                          $ 117,380,684      $ 111,529,501
                                                          =============      =============

                                InterVoice, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                     Three Months Ended
                                               -----------------------------
                                                  May 31,          May 31,
                                                   1999             1998
                                               ------------     ------------
Sales                                          $ 40,076,761     $ 30,000,337

Cost of goods sold                               15,347,128       12,530,098
                                               ------------     ------------

Gross margin                                     24,729,633       17,470,239

Research and development expenses                 3,839,354        3,284,873
Selling, general and administrative
      expenses                                   11,430,687        9,482,044
                                               ------------     ------------

Income from operations                            9,459,592        4,703,322

Other income (expense) - net                        107,934         (126,734)
                                               ------------     ------------

Income before taxes                               9,567,526        4,576,588

Income taxes                                      3,300,796        1,574,000
                                               ------------     ------------

Net income                                     $  6,266,730     $  3,002,588
                                               ============     ============

Net income per share - basic                   $       0.22     $       0.11
                                               ============     ============

Net income per share - diluted                 $       0.21     $       0.11
                                               ============     ============


See accompanying notes.

                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                           Common Stock
                                    --------------------------     Additional        Unearned        Retained
                                     Shares          Amount          Capital       Compensation       Earnings         Total
                                    ----------     -----------     -----------     ------------     -----------     -----------
Balance at February 28, 1999        28,728,016     $    14,347     $ 1,719,699       $(649,612)     $81,487,562     $82,571,996
      Exercise of stock
        options                        130,155              63         634,778              --               --         634,841
      Amortization of unearned
        compensation                        --              --              --          43,308               --          43,308
      Net income                            --              --              --              --        6,266,730       6,266,730
                                    ----------     -----------     -----------     -----------      -----------     -----------
Balance at May 31, 1999             28,858,171     $    14,440     $ 2,354,477       $(606,304)     $87,754,292     $89,516,875
                                    ==========     ===========     ===========     ===========      ===========     ===========

                                InterVoice, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                               ------------------------------
                                                  May 31,          May 31,
                                                   1999              1998
                                               ------------      ------------
OPERATING ACTIVITIES
     Net income                                $  6,266,730      $  3,002,588
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
         Depreciation and
            amortization                          3,190,957         2,608,640
         Changes in operating assets
            and liabilities:                     (2,106,660)       (2,415,935)
                                               ------------      ------------
NET CASH FROM OPERATIONS                          7,351,027         3,195,293

INVESTING ACTIVITIES
     Purchase of  property
         and equipment                             (802,861)       (1,347,123)
     Purchased software                             (27,090)          (13,993)
                                               ------------      ------------
     Net cash used in investing activities         (829,951)       (1,361,116)

FINANCING ACTIVITIES
     Exercise of stock options                      634,841           401,307
     Purchase of treasury stock                          --          (117,900)
                                               ------------      ------------
     Net cash used in financing activities          634,841           283,407
                                               ------------      ------------

INCREASE IN CASH AND
     CASH EQUIVALENTS                             7,155,917         2,117,584

Cash and cash equivalents,
     beginning of period                         12,195,612         4,190,940

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                             $ 19,351,529      $  6,308,524
                                               ============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 1999 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited May 31, 1999 and 1998 consolidated financial statements have been included. Operating results for the three month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 28, 2000 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

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

NOTE C - EARNINGS PER SHARE

The Company completed a two-for-one stock split in the form of a 100% stock dividend on January 11, 1999. Basic and diluted earnings per share have been retroactively adjusted to reflect the split.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                      ---------------------------
                                                        May 31,        May 31,
                                                         1999            1998
                                                      -----------     -----------
Numerator:

Net Income                                            $ 6,226,730     $ 3,002,588
                                                      ===========     ===========

Denominator:

Denominator for basic earnings per share
   weighted average shares outstanding                 28,748,268      27,711,126
                                                      -----------     -----------

Effect of dilutive securities:

Employee Stock Options                                  1,591,292         504,234

Non-vested restricted stock                                11,313           7,486

Dilutive potential common shares                        1,602,605         511,720
                                                      -----------     -----------

Denominator for diluted earnings per share             30,350,873      28,222,846
                                                      -----------     -----------

Net income per common share - basic                   $      0.22     $      0.11
                                                      ===========     ===========

Net income per common share - diluted                 $      0.21     $      0.11
                                                      ===========     ===========

Options to purchase 129,898 and 1,167,650 shares of common stock at average prices of $11.94 and $8.30, respectively, were outstanding during the first three months of fiscal 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common shares during such periods and, therefore, the effect would have been anti-dilutive.

NOTE D - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

InterVoice is comprised of a single operating segment which develops, sells and services call automation systems. The Company's Chief Operating Decision Maker
(CODM) assesses performance and allocates resources on an enterprise wide basis. Therefore, no separately reportable operating segments exist.

The CODM monitors revenues based on customer markets, including Customer Premise Equipment (CPE), Telecommunications (Telco) and geographic area. The CPE market includes interactive voice response and customer relationship management systems such as the Company's OneVoice(R) and AgentConnect (R) products.

 The Telco customer market focuses on systems for telecommunications network operators and includes the Company's InControl(R) product. CPE and Telco revenues are shown exclusive of system maintenance and software license fee revenues. The Company's net revenues by customer market and geographic area were as follows (in thousands):

                                        Three Months Ended
                                       -------------------
                                        May 31     May 31
Net Revenues by Customer Market:        1999        1998
                                       -------     -------
Customer Premise Equipment             $26,875     $18,866
Telecommunications                       9,555       7,868
Other                                    3,647       3,266
                                       -------     -------
Total                                  $40,077     $30,000
                                       =======     =======

Geographic Area Net Revenues:           1999        1998
                                       -------     -------
United States                          $30,012     $21,585
The Americas (excluding the U.S.)*       6,023       5,607
Pacific Rim*                             3,020       2,122
Europe, Middle East and Africa*          1,022         686
                                       -------     -------
Total                                  $40,077     $30,000
                                       =======     =======

*Represent export sales from the United States

No customer accounted for 10% or more of the Company's sales during the first quarter of 1999 or 1998.

NOTE E - ACQUISITION OF BRITE VOICE SYSTEMS, INC.

On April 27, 1999, the Company signed a definitive merger agreement to acquire all of the outstanding shares of Brite Voice Systems, Inc. (Brite). Pursuant to the agreement, InterVoice will pay Brite shareholders $13.40 per Brite share, or based on approximately 12.3 million shares of Brite common stock outstanding, total consideration of approximately $164.4 million. Of this total, approximately $122.7 million, or $10.00 per Brite share, will be in cash and approximately $41.7 million, or $3.40 per Brite share, will be in shares of InterVoice common stock. The merger will be accounted for as a purchase business combination. The transaction is being executed in two steps. The first step was an all cash tender offer at $13.40 per share, which closed on June 9, 1999. Pursuant to the tender offer, the Company purchased approximately 75%, or 9.2 million shares, of Brite's common stock. The second step will consist of a merger in which shares of Brite common stock not purchased in the cash tender offer will be exchanged into shares of InterVoice common stock. The ratio of exchange will be determined at the time of the merger based on the average closing price of an InterVoice share for the preceding 25 trading days. This transaction has been approved by the Boards of Directors of Brite and InterVoice.

In connection with this transaction, the Company has entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At July 15, 1999, the Company had borrowed $135 million under the agreement, at an average annual interest rate of 7.5%. Interest under the credit facility accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate. In connection with the new senior secured credit facility, the Company terminated its $20 million credit facility with Bank of America.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

         SALES. The Company's total sales of approximately $40.1 million in the first quarter of fiscal 2000 increased approximately $10.1 million, or 34%, from the same period of the previous year. The Company's domestic Customer Premises Equipment (CPE) sales during the first quarter of fiscal 2000 rose to $23.7 million, an increase of 51% versus the same period of the previous year, and constituted 59% of the Company's total sales. The increase in such sales is primarily due to the Company's continued investment in product development, expanding its distribution channels, increasing advertising and marketing programs, and in hiring and training new and existing sales, service and support personnel. International CPE sales in the amount of $3.2 million during the quarter increased 2% versus the same period of the previous year, and constituted 8% of the Company's total sales. Worldwide Telecommunications (Telco) sales during the quarter were $9.6 million, a 21% increase versus the same period of the previous year, and constituted 24% of the Company's total sales. Such sales increased for the same reasons as the increase in domestic CPE sales. Service sales in the amount of $3.6 million during the quarter increased 12% versus the same period of the previous year and constituted 9% of the Company's total sales. The increase in service sales is the result of continued increases in the Company's installed base of systems. No customer accounted for 10% or more of the Company's total sales during the quarter.

The Company anticipates a material increase in consolidated revenues and earnings beginning in the second quarter of fiscal 2000 as a result of the acquisition of 75% of the common stock of Brite Voice Systems, Inc. ("Brite") during June 1999. The acquisition of Brite common stock, and the proposed merger with Brite, are described below in the section entitled "Liquidity and Capital Resources". Brite reported total sales and income from continuing operations of $135,715,000 and $1,773,000, respectively, for the calendar year ended December 31, 1998 in its annual report on Form 10-K. In addition, the Company anticipates a material increase in consolidated sales, general and administrative expenses, research and development expenses and cost of goods sold as a result of the acquisition.


         COST OF GOODS SOLD. Cost of goods sold of approximately $15.3 million during the first quarter of fiscal 2000 decreased to 38% of total sales from 42% in the same period of the previous year. This was the result of increased sales during the first quarter of fiscal 2000 and the Company's continued emphasis on expense control.

         RESEARCH AND DEVELOPMENT. Research and development expenses of approximately $3.8 million during the first quarter of fiscal 2000 increased approximately $0.5 million, or 17%, over the same period of the previous year. Such expenses during the first quarter of fiscal 2000 included porting the Company's InterSoft core software to the UNIX and Windows NT operating systems; developing computer platform independent voice automation hardware and software; further development of the Company's NSP 5000 platform; augmenting the Company's speech recognition and voice verification capabilities; and the integration into the Company's product offerings of the ESP product line purchased from Integrated Telephony Products, Inc. and the computer telephony software suite purchased from Dronen Consulting, Incorporated. Additionally, expenditures were made for the ongoing development of the Company's OneVoice systems (the Company's IVR system), AgentConnect (the Company's customer relationship management system), OneLink (a digital interface for analog switches), and digital VocalCard software and hardware functionality.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to approximately $11.4 million during the first quarter of fiscal 2000 from approximately $9.5 million during the same period of the previous year. As a percentage of the Company's total sales, selling, general and administrative expenses decreased to 28.5% from 31.6%. The Company has continued its measures to control selling, general and administrative expenses, as a percentage of sales, within a targeted range.

         OTHER INCOME/EXPENSE. Other income of approximately $0.1 million during the first quarter of fiscal 2000 was primarily net interest income paid on the Company's net cash reserves. Other expense of approximately $0.1 million during the first quarter of fiscal 1999 was primarily net interest expense paid on its short term borrowings.

         INCOME FROM OPERATIONS. Operating income and net income during the first quarter of fiscal 2000 were approximately $9.6 million and $6.3 million, respectively, compared to $4.6 million and $3.0 million, respectively, during the same period of the previous year. The increases in operating income and net income are the result of increased sales and the Company's efforts to control expenses.

LIQUIDITY AND CAPITAL RESOURCES. At May 31, 1999, the Company had cash reserves of approximately $19.4 million while borrowings under the Company's unsecured, revolving credit line with Bank of America were $5.0 million. Operating cash flow during the quarter was approximately a positive $7.4 million. Net income plus non-cash expensed items during the quarter totaled $9.5 million while an increase in operating assets totaled $2.1 million. The increase in operating assets was primarily attributable to a $1.7 million increase in inventories required to support future sales. Days sales outstanding (DSO's) of accounts receivable continue to be a focus for the Company. At May 31, 1999, DSO's were 95 days down from 98 days at February 28, 1999. Investing activities, primarily the purchase of computer and test equipment, used approximately $0.8 million while financing activities, primarily proceeds from the exercise of employee stock options, contributed approximately $0.6 million to cash flow. Net cash flow during the quarter was approximately a positive $7.2 million. The Company did not increase its borrowings during the quarter. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. The Company reviews acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive acquisition opportunities as they arise. The term loan and revolving credit agreement discussed below includes normal and customary provisions which limit the Company's ability to make such acquisitions.

The Company completed a two-for-one stock split in the form of a 100% stock dividend on January 11, 1999. Basic and diluted earnings per share have been retroactively adjusted to reflect the stock split.

 On April 27, 1999, the Company signed a definitive merger agreement to acquire all of the outstanding shares of Brite Voice Systems, Inc. (Brite). Pursuant to the agreement, InterVoice will pay Brite shareholders $13.40 per Brite share, or based on approximately 12.3 million shares of Brite common stock outstanding, total consideration of approximately $164.4 million. Of this total, approximately $122.7 million, or $10.00 per Brite share, will be in cash and approximately $41.7 million, or $3.40 per Brite share, will be in shares of InterVoice common stock. The merger will be accounted for as a purchase business combination. The transaction is being executed in two steps. The first step was an all cash tender offer at $13.40 per share, which closed on June 9, 1999. Pursuant to the tender offer, the Company purchased approximately 75%, or 9.2 million shares, of Brite's common stock. The second step will consist of a merger in which shares of Brite common stock not purchased in the cash tender offer will be exchanged into shares of InterVoice common stock. The ratio of exchange will be determined at the time of the merger based on the average closing price of an InterVoice share for the preceding 25 trading days. This transaction has been approved by the Boards of Directors of Brite and InterVoice.

In connection with this transaction, the Company has entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At July 15, 1999, the Company had borrowed $135 million under the agreement, at an average annual interest rate of 7.5%. Interest under the credit facility accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate. In connection with the new senior secured credit facility, the Company terminated its $20 million credit facility with Bank of America.

A Registration Statement on Form S-4 as amended, file No. 333-79839 (the "Registration Statement"), for the proposed merger between the Company and Brite was filed with the Securities and Exchange Commission on July 13, 1999. This quarterly report on Form 10-Q incorporates by reference the following sections from the Registration Statement which further describe certain matters related to the acquisition of Brite that could have a material impact upon the operating cash requirements of the Company for the foreseeable future: (i) "The Merger Financing Arrangements Related to the Merger" (pages 38-40) and "Risk Factors - The bank loan to finance the Brite acquisition puts InterVoice at financial risk" (pages 12-13); (ii) "Risk Factors - Failure or inability to successfully integrate the operations and products of Brite could negatively impact InterVoice's business" (page 13); (iii) "The Merger - AT&T Warrant" (page 45), "The Merger - Brite Stock Option Plans" (page 43) and "Risk Factors - Certain arrangements may have influenced the decision of Brite's board of directors to recommend the merger" (page 18); and (iv) "The Merger - Fees and Expenses" (page

45). The information is incorporated by reference and is deemed to be a part of this quarterly report on Form 10-Q.

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

Additionally, the Company has created a year 2000 project team to review and test its information technology systems and non-information technology systems and to resolve any century compliance issues that are found. The team also is attempting to ensure that any replacements and upgrades to the Company's information systems are century compliant before they are implemented. In this regard, the team is continuing to work with third party vendors to assess the year 2000 readiness of its information technology systems. The year 2000 readiness of the Company's information technology systems is, therefore, partially dependent upon the accuracy of disclosures and representations made by third party vendors, such as Oracle, PeopleSoft, MicroSoft, IBM and Dell Computer. The Company anticipates that its testing and remediation program for year 2000 issues with respect to mission-critical systems should be substantially completed by August 1999. Because most of the expenditures to replace and upgrade the Company's internal systems have been made and will be incurred in the ordinary course of business (i.e., on a non-accelerated basis), the Company does not anticipate that it will incur material incremental expenses in connection with its year 2000 remedial efforts. As a result of the program to replace and upgrade its internal systems, and the efforts of the year 2000 project team, the Company believes that its internal systems will be century compliant prior to the year 2000. However, there is no assurance that the Company will identify and resolve any and all century compliance problems with its internal systems in a timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

The Company has created a detailed year 2000 testing program for its mission-critical systems. During the first fiscal quarter, the Company completed a century compliance testing and remediation program for its customer service systems. The remaining mission-critical systems and applications are scheduled for century compliance testing during the Company's second fiscal quarter ending August 31, 1999. The commencement of the Company's fiscal year 2000 on March 1, 1999 helped to accelerate its year 2000 testing program, particularly for mission-critical financial, manufacturing and order entry applications which process dates that reflect the fiscal year end date (i.e., February 29, 2000).

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

These disaster recovery processes and procedures generally involve manual "work arounds" and alternate computerized solutions. The Company is in the process of reviewing the adequacy of these processes and procedures in light of potential century compliance issues. While the Company does not currently have a full contingency plan for system failures that may occur in connection with the year 2000, the Company believes that a satisfactory contingency plan can be developed for mission critical systems based, in part, on existing disaster recovery programs. To assist with the development of a full contingency plan, the Company is in the process of engaging a disaster recovery service company. As part of the contingency plan, the Company has acquired an auxiliary power generator to help operate mission-critical systems in the event of temporary power failures.

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

As discussed above in the section entitled "Liquidity and Capital Resources", the Company has acquired 75% of the common stock of Brite, and anticipates acquiring the remaining stock in a merger described in the Registration Statement. In connection with this acquisition, the Company is in the process of reviewing Brite's products and internal systems for century compliance.

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

BRITE VOICE SYSTEMS, INC. SUBSIDIARY

As discussed above in the section entitled "Liquidity and Capital Resources", the Company has acquired 75% of the common stock of Brite. The Company anticipates acquiring the remaining stock of Brite in a merger described in the Registration Statement discussed above. The Company's future success will depend in part on its ability to efficiently integrate and operate Brite and its products with the Company's business, and its ability to retain and assimilate key employees of Brite. This quarterly report on Form 10-Q incorporates by reference the following section from the Registration Statement which further describes certain risks associated with assimilating Brite's business, products and employees which could have a material impact on the Company's consolidated operations: "Risk Factors--Failure or inability to successfully integrate the operations and products of Brite could negatively impact InterVoice's business" (page 13). The information is incorporated by reference and is deemed to be a part of this quarterly report on Form 10-Q.

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as Siemens AG, an InterVoice distributor, which accounted for over ten percent of the Company's total sales during fiscal 1997, since such customers generally are not contractually obligated to place further orders with the Company.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's current term loan and revolving credit agreement provides for borrowings which bear interest at variable rates based on either a prime rate, the federal funds rate or the London Interbank Offering Rate, plus an applicable margin. As of July 15, 1999 the Company had $135 million outstanding pursuant to the credit agreement. Due to the magnitude of this credit facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

27.1    Financial Data Schedule

99.1 Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4, as amended (incorporated by reference to pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4/A (Amendment No. 1) filed by the Company on July 13, 1999).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INTERVOICE, INC.




Date:  07/15/99                         By:    /s/ ROB-ROY J. GRAHAM
                                               ---------------------------------
                                               Rob-Roy J. Graham
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

                                Index to Exhibits

Exhibit
Number         Description
-------        -----------
  27.1         Financial Data Schedule

  99.1 Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4, as amended (incorporated by reference to pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form
               S-4/A (Amendment No. 1) filed by the Company on July 13, 1999).
