Form 10-Q
period 1999-08-31
INTERVOICE BRITE INC
filed 1999-10-15
CIK 764244

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 1999

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-13616


                             INTERVOICE-BRITE, INC.
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


         The Registrant had 32,038,259 shares of common stock, no par value per share, outstanding as of the close of the period covered by this report.

                             InterVoice-Brite, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                 August 31,      February 28,
ASSETS                                                             1999             1999
------                                                         -------------    -------------

CURRENT ASSETS
     Cash and cash equivalents                                 $  29,991,542    $  12,195,612
     Accounts receivable, net of allowance
       for doubtful accounts of $7,827,154 in 2000 and
       $1,305,581 in 1999                                         89,669,202       42,156,004
     Inventory                                                    29,968,832       11,704,428
     Prepaid expenses and other current assets                     9,859,784        4,497,764
     Deferred income taxes                                        10,689,051        4,513,769
                                                               -------------    -------------
                                                                 170,178,411       75,067,577
PROPERTY AND EQUIPMENT
     Building                                                     19,457,458       16,300,325
     Computer equipment                                           39,653,198       24,839,081
     Furniture, fixtures and other                                 3,659,143        3,599,873
     Service equipment                                             5,300,580        5,071,153
                                                               -------------    -------------
                                                                  68,070,379       49,810,432
     Less allowance for depreciation                              27,796,994       22,755,583
                                                               -------------    -------------
                                                                  40,273,385       27,054,849
OTHER ASSETS
     Intangible assets, net of amortization
       of $6,659,261 in 2000 and
       $3,416,433 in 1999                                        108,636,826        9,407,075
     Other assets                                                  2,912,834               --
                                                               -------------    -------------
                                                               $ 322,001,456    $ 111,529,501
                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Accounts payable                                          $  28,796,980    $   7,650,940
     Accrued expenses                                             15,675,745    $   4,206,377
     Customer deposits                                            11,255,092        4,095,776
     Deferred income                                               9,762,150        5,625,799
     Income taxes payable                                                 --        1,022,171
                                                               -------------    -------------
                                                                  65,489,967       22,601,063

LONG TERM LIABILITIES                                              1,208,332               --

DEFERRED INCOME TAXES                                             25,107,209        1,356,442

LONG TERM BORROWINGS                                             135,000,000        5,000,000

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 32,038,259  issued
       and outstanding in 2000,
       28,728,016 issued and
       outstanding in 1999                                            15,993           14,347
     Additional capital                                           44,018,522        1,719,699
     Unearned compensation                                          (710,395)        (649,612)
     Retained earnings                                            51,647,385       81,487,562
     Accumulated other comprehensive income                          224,443             --
                                                               -------------    -------------
                                                                  95,195,948       82,571,996
                                                               -------------    -------------
                                                               $ 322,001,456    $ 111,529,501
                                                               =============    =============

                             InterVoice-Brite, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                 Three Months Ended                Six Months Ended
                                           ------------------------------    ------------------------------
                                             August 31,       August 31,       August 31,       August 31,
                                                1999             1998            1999             1998
                                           -------------    -------------    -------------    -------------

Sales                                      $  79,860,176    $  33,070,279    $ 119,936,937    $  63,070,616

Cost of goods sold                            47,878,954       13,443,991       63,226,082       25,974,089
                                           -------------    -------------    -------------    -------------

Gross Margin                                  31,981,222       19,626,288       56,710,855       37,096,527
                                           -------------    -------------    -------------    -------------

Research and development expenses             37,797,567        3,238,150       41,636,921        6,523,023
Selling, general and administrative
           expenses                           27,257,590        9,531,013       38,688,277       19,013,057
Amortization of goodwill and
    acquired intangible assets                 3,528,542               --        3,528,542               --
                                           -------------    -------------    -------------    -------------

Income (loss) from operations                (36,602,477)       6,857,125      (27,142,885)      11,560,447

Other income                                     918,478          108,445        1,077,236          214,643
Interest expense                              (2,822,404)        (196,009)      (2,873,228)        (428,941)
                                           -------------    -------------    -------------    -------------

Income (loss) before income taxes            (38,506,403)       6,769,561      (28,938,877)      11,346,149

Income taxes (benefit)                        (2,399,496)       2,340,421          901,300        3,914,421
                                           -------------    -------------    -------------    -------------

Net income (loss)                          $ (36,106,907)   $   4,429,140    $ (29,840,177)   $   7,431,728
                                           =============    =============    =============    =============

Net income (loss)  per share - basic       $       (1.24)   $        0.16    $       (1.03)   $        0.27
                                           =============    =============    =============    =============


Net income (loss) per share - diluted      $       (1.24)   $        0.15    $       (1.03)   $        0.26
                                           =============    =============    =============    =============

                             InterVoice-Brite, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)




                                               Common Stock
                                      ---------------------------     Additional
                                         Shares         Amount         Capital
                                      ------------   ------------   ------------

Balance at February 28, 1999            28,728,016   $     14,347   $  1,719,699
      Issuance of stock in
        connection with acquisition      2,985,792          1,489     42,360,900
      Exercise of stock
        options                            311,115            150      1,659,459
      Tax effect from exercise
        of stock options                        --             --     (1,912,234)
      Issuance of restricted stock          13,336              7        190,698
      Amortization of unearned
        compensation                            --             --             --
      Net income                                --             --             --
      Foreign currency translation
        adjustment                              --             --             --
                                      ------------   ------------   ------------
Balance at August 31, 1999              32,038,259   $     15,993   $ 44,018,522
                                      ============   ============   ============



                                                                    Accumulated Other
                                        Unearned       Retained      Comprehensive
                                      Compensation      Earnings         Income          Total
                                      ------------    ------------  ---------------- ------------

Balance at February 28, 1999          $   (649,612)   $ 81,487,562              --   $ 82,571,996
      Issuance of stock in
        connection with acquisition             --              --              --     42,362,389
      Exercise of stock
        options                                 --              --              --      1,659,609
      Tax benefit from exercise
        of stock options                        --              --              --     (1,912,234)
      Issuance of restricted stock        (190,705)             --              --             --
      Amortization of unearned
        compensation                       129,922              --              --        129,922
      Net income                                --     (29,840,177)             --    (29,840,177)
      Foreign currency translation
        adjustment                              --              --         224,443        224,443
                                      ------------    ------------    ------------   ------------
Balance at August 31, 1999            $   (710,395)   $ 51,647,385    $    224,443   $ 95,195,948
                                      ============    ============    ============   ============

                             InterVoice-Brite, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                             Three Months Ended                 Six Months Ended
                                       ------------------------------    ------------------------------
                                         August 31,       August 31,      August 31,        August 31,
                                           1999             1998             1999              1998
                                       -------------    -------------    -------------    -------------

OPERATING ACTIVITIES
     Net income (loss)                 $ (36,106,907)   $   4,429,140    $ (29,840,177)   $   7,431,728
     Adjustments to reconcile net
     income (loss) to net cash
     provided by operating
     activities:
         Depreciation and
            amortization                   9,547,766        2,553,079       12,818,303        5,161,719
         In-process research
            and development charge        30,100,000               --       30,100,000               --
         Changes in operating assets
            and liabilities:              (4,089,418)        (372,944)      (6,275,658)      (2,788,879)
                                       -------------    -------------    -------------    -------------

NET CASH FROM OPERATIONS                    (548,559)       6,609,275        6,802,468        9,804,568

INVESTING ACTIVITIES
     Purchase of  property
         and equipment                    (2,900,812)      (1,080,957)      (3,703,673)      (2,428,080)
     Purchased software                     (502,446)        (232,855)        (529,536)        (246,848)
     Purchase of Brite Voice
         Systems, Inc., net of cash
         acquired                       (116,512,518)              --     (116,512,518)              --
                                       -------------    -------------    -------------    -------------
                                        (119,915,776)      (1,313,812)    (120,745,727)      (2,674,928)
FINANCING ACTIVITIES
     Purchase of Treasury Stock                   --       (4,267,738)              --       (4,385,638)
     Paydown of debt                      (5,000,000)              --       (5,000,000)
     Borrowings                          135,000,000               --      135,000,000
     Exercise of stock options             1,024,768          917,629        1,659,609        1,318,936
                                       -------------    -------------    -------------    -------------
                                         131,024,768       (3,350,109)     131,659,609       (3,066,702)

EFFECT OF EXCHANGE RATE ON CASH               79,580           79,580               --               --
                                       -------------    -------------    -------------    -------------

INCREASE IN CASH
     AND CASH EQUIVALENTS                 10,640,013        1,945,354       17,795,930        4,062,938

Cash and cash equivalents,
     beginning of period                  19,351,529        6,308,524       12,195,612        4,190,940

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                     $  29,991,542    $   8,253,878    $  29,991,542    $   8,253,878
                                       =============    =============    =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND SIX MONTHS ENDED AUGUST 31, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 1999 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited August 31, 1999 and 1998 consolidated financial statements have been included. Operating results for the three and six month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss), i.e., net income (loss) plus foreign currency translation adjustments to stockholders' equity, for the second quarters of fiscal 2000 and 1999 was ($35.9) million and $4.4 million. For the six months ended August 31, 1999 and 1998, it was ($29.6) million and $7.4 million.

Financial statements of the Company's foreign subsidiaries have been translated into U. S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

NOTE B - ACQUISITION OF BRITE VOICE SYSTEMS, INC.

During the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite Voice Systems, Inc. (Brite) in a two-step transaction involving aggregate consideration of approximately $165.1 million of cash and common stock consideration. Based in Orlando, Florida, Brite provides voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/ facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions. Approximately $122.7 million was paid in cash, and approximately $42.4 million was paid in InterVoice-Brite common stock. The Company's consolidated statements of operations reflect the results of operations of Brite beginning June 1, 1999.

The aggregate purchase price for Brite was approximately $174.3 million, which includes direct costs and assumed liabilities relating to the merger. The components of the aggregate purchase price were as follows (in millions):

 Cash                                                        $122.7
 Issuance of common stock                                      42.4
 Other direct costs of merger and assumed liabilities           9.2
                                                             ------
                                                             $174.3
                                                             ======

Other direct costs of the merger and assumed liabilities primarily consisted of employee termination costs, transaction costs and costs associated with the elimination of excess facilities. The merger has been accounted for as a purchase business combination. The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as follows:

 Working capital                                         $ 45.4
 Property and equipment                                    17.8
 Other assets                                               5.2
 Other liabilities                                         (1.4)
 Identified intangible assets                              74.5
 Purchased in-process R&D (expensed)                       30.1
 Deferred tax liability on identified intangibles         (28.8)
 Goodwill                                                  31.5
                                                         ------
                                                         $174.3
                                                         ======

The estimates of fair value were determined by the Company's management based on information furnished by management of Brite and an independent valuation of existing product technology ($25.9 million), in-process R&D ($30.1 million), and other identified intangibles. Other identified intangibles include customer relationships ($32.8 million), assembled workforce ($9.2 million), and trade name ($6.6 million). Identified intangibles and the excess of cost over net assets acquired (i.e. goodwill) are being amortized on a straight-line basis over 5-10 years and 10 years, respectively.

Amounts allocated to in-process R&D were expensed at the time of acquisition as the Company determined that the in-process R&D had not reached technological feasibility based on the status of design and development activities that require further refinement and testing. Brite's in-process R&D related to technologies which support Brite's interactive voice response (IVR)/computer telephony integration (CTI), intelligent network, messaging, voice dialing, and prepaid/postpaid product families. The valuation of existing product technology and in-process R&D was performed using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing products and in-process R&D projects and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the valuation of in-process R&D included the stages of completion of R&D projects, projected operating cash flows, and the discount rate. At the time of the merger, Brite management estimated the remaining cost to complete the in-process R&D projects to be approximately $1.6 million with a remaining time requirement of approximately 8-12 months. Projected operating cash flows were expected to begin in fiscal 2000. The discount rate selected for Brite's in-process technologies was 27.5%. Management is primarily responsible for estimating the value of the in-process R&D. If the R&D projects are not successfully developed, the Company may not realize the value assigned to the in-process R&D.

In connection with this transaction, the Company obtained senior secured credit facilities amounting to $150 million from Bank of America, including a $125 million term loan facility and a $25 million revolving credit agreement. The term loan agreement will be subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The credit facilities require the Company to comply with certain financial covenants as defined in the related credit agreements. As of August 31, 1999, $135 million was outstanding under the credit facilities. Interest under the credit facilities accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate. The current average annual interest rate is 8.02%


The following unaudited pro forma information presents the Company's results of operations for the six month periods ended August 31, 1999 and 1998 as if the Brite merger had occurred at March 1, 1999 and 1998, respectively. The pro forma information has been prepared by combining the results of operations of the Company and Brite, adjusted for additional amortization expense of identified intangibles and goodwill, interest expense on the credit facilities, and the resulting impact on the provision for income taxes. No adjustment has been made to account for the two companies' different fiscal year ends. This pro forma information does not purport to be indicative of what would have occurred had the Brite merger occurred as of the dates assumed or of results of operations which may occur in the future (in thousands, except per share data):

   Six Months Ended August 31              1999              1998
   --------------------------          ------------        --------
 Sales                                 $    156,511        $131,970
 Income before income taxes            $      1,551        $  2,766
 Net income                            $      1,644        $    999

 Net income per share - basic          $       0.06        $   0.03
 Net income per share - diluted        $       0.05        $   0.03

Proforma income before income taxes and net income exclude the effects of a $30.1 million charge for in-process research and development acquired in the merger with Brite Voice Systems, Inc. and approximately $4.2 million of restructuring charges related to the merger consisting primarily of employee severance expenses and the write-off of certain inventory and intangible assets made redundant in the merger.

NOTE C - REVENUE RECOGNITION

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

NOTE D - INVENTORIES

Inventories consist of the following:

                        August 31, 1999    February 28, 1999
                        ----------------   -----------------
 Purchased parts         $17,606,900        $ 9,504,635
 Work in progress          9,906,908            501,195
 Furnished goods           2,455,024          1,698,598
                         -----------        -----------
                         $29,968,832        $11,704,428
                         ===========        ===========

NOTE E - INCOME TAXES

The Company's income tax expense for the three and six months ended August 31, 1999 differ significantly from the federal statutory rate primarily due to non-deductible charges during the periods relating to in-process R & D and amortization of goodwill from the merger with Brite.

NOTE F - EARNINGS PER SHARE

The Company completed a two-for-one stock split in the form of a 100% stock dividend on January 11, 1999. Basic and diluted earnings per share have been retroactively adjusted to reflect the split.

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended                           Six Months Ended
                                                -------------------------------------------     -----------------------------------
                                                    August 31,                August 31,          August 31,             August 31,
                                                       1999                      1998                1999                   1998
                                                ------------------         -----------------    ---------------         -----------
Numerator:

 Net Income (loss)                              $      (36,106,907)        $       4,429,140    $   (29,840,177)        $ 7,431,728
                                                ==================         =================    ===============         ===========

 Denominator:

 Denominator for basic earnings per share
      weighted average shares outstanding               29,126,873                27,732,754         28,937,610          27,717,932
                                                ==================         =================    ===============         ===========

 Effect of dilutive securities:

 Employee Stock Options                                                            1,929,644                              1,351,488

 Non-vested restricted stock                                   -0-                       -0-                -0-                 -0-
                                                ------------------         -----------------    ---------------         -----------
 Dilutive Potential common shares                              -0-                 1,929,644                -0-           1,351,488
                                                ------------------         -----------------    ---------------         -----------

 Denominator for diluted earnings per share             29,126,873                29,662,398         28,937,610          29,069,480
                                                ==================         =================    ===============         ===========

 Net income (loss) per common share - basic     $            (1.24)        $            0.16    $         (1.03)        $      0.27
                                                ==================         =================    ===============         ===========

 Net income (loss) per common share - diluted   $            (1.24)        $            0.15    $         (1.03)        $      0.26
                                                ==================         =================    ===============         ===========


NOTE: 1,892,005 and 1,746,282 potentially dilutive shares were excluded from the diluted earnings per share calculations for the three months and six months ending August 31, 1999 as they would be anti-dilutive due to net losses.


NOTE G - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company is comprised of a single operating segment which develops, sells and services call automation systems. The Company's Chief Operating Decision Maker
(CODM) assesses performance and allocates resources on an enterprise wide basis. Therefore, no separately reportable operating segments exist.

The CODM monitors revenues based on customer markets, including Business Systems, Network Systems and Services and geographic area. The Business Systems market includes interactive voice response and customer relationship management systems such as the Company's OneVoice and AgentConnect products. The Network Systems customer market focuses on systems for telecommunications network operators and includes the Company's InControl and Brite

Debit products. Services revenues include fees for post warranty system maintenance, software license fees and fees for providing voice and call processing services to the Company's customers on equipment owned and operated by the Company. The Company's net revenues by market and geographic area were as follows (in thousands):


                                            Three Months Ended                     Six Months Ended
                                      ------------------------------        -------------------------------
                                       August 31,        August 31,          August 31,          August 31,
                                          1999              1998                1999                1998
                                      -----------        -----------        ------------        -----------
 Revenues:

 Business Systems                     $28,718,937        $24,898,209        $ 55,148,923        $43,264,869

 Network Systems                       29,323,619          4,344,047          39,130,820         12,210,725

 Services                              21,817,620          3,828,023          25,657,194          7,595,022
                                      -----------        -----------        ------------        -----------

      Total                           $79,860,176        $33,070,279        $119,936,937        $63,070,616
                                      ===========        ===========        ============        ===========


 Geographic Area Net Revenues:

 United States                        $46,218,144        $29,799,580        $ 75,943,045        $51,368,565

 The Americas (Excl U.S.)               2,569,065          1,177,950           8,592,435          6,785,633

 Pacific Rim                            5,001,240            892,890           8,021,412          3,031,782

 Europe, Middle East & Africa          26,071,727          1,199,859          27,380,045          1,884,636
                                      -----------        -----------        ------------        -----------

      Total                           $79,860,176        $33,070,279        $119,936,937        $63,070,616
                                      ===========        ===========        ============        ===========

No customer accounted for 10% or more of the Company's sales during the three or six month periods ending August 31, 1999 or August 31, 1998.

NOTE H-NON-RECURRING AND UNUSUAL EXPENSES

Included in cost of goods sold for the second quarter of fiscal 2000 are charges totaling $9.1 million including a charge related to a comprehensive cross-license agreement executed with an affiliate of Lucent Technologies, Inc. and charges related to the write-off of certain inventory and intangible assets made obsolete as a result of the merger with Brite. Included in research and development expenses for the second quarter of fiscal 2000 is a charge of $30.1 million related to in-process research and development as more fully described in Note B. Finally, included in selling, general and administrative expenses for the second quarter of fiscal 2000 are charges totaling $5.9 million including a provision for severance for employees of the Company prior to the Brite merger made redundant as a result of the merger, an increase in the Company's bad debt provision related to the impairment of certain foreign accounts receivable, a provision for lease termination expenses for properties made redundant by the Brite merger and a charge related to bad debt expense relating to the write-off of receivables relating to the cancellation of certain customer equipment trade-in obligations.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SALES. Sales in the first six months and second quarter of fiscal 2000 were approximately $119.9 million and $79.9 million, respectively. Such sales increased approximately $56.9 million and $46.8 million, respectively, or 90% and 142%, when compared to the same periods of fiscal 1999. The increases are primarily due to the Company's merger with Brite Voice Systems, Inc. (Brite) which was accounted for using the purchase method of accounting. Results of Brite's operations have been consolidated with those of InterVoice, Inc. effective June 1, 1999, the first day of the Company's second fiscal quarter.

To enhance comparability of the Company's sales for its first six months and second quarter of fiscal 2000 the information below is also presented on an "as adjusted" basis as though the merger with Brite had occurred at the beginning of the respective periods presented.

                                As Adjusted ($000)            As Reported ($000)
                              ----------------------        ---------------------
Six Months                     2000*          1999*          2000           1999
----------                    -------        -------        -------        ------
Sales:
      Business Systems         57,859         56,768         55,149        43,265
      Network Systems          59,075         43,231         39,131        12,211
      Services**               39,577         22,603         25,657         7,595
                              -------        -------        -------        ------
          Total               156,511        122,602        119,937        63,071
                              =======        =======        =======        ======

 Second Quarter
 --------------
 Sales:
      Business Systems         28,719         31,317         28,719        24,898
      Network Systems          29,323         24,500         29,323         4,344
      Services**               21,818         11,409         21,818         3,828
                              -------        -------        -------        ------
          Total                79,860         67,226         79,860        33,070
                              =======        =======        =======        ======

*InterVoice-Brite's fiscal year ends the last day of February. Brite's fiscal year ended December 31. No adjustment has been made to account for the two companies' different fiscal year ends.

**Does not include sales of Brite's TSL division, which was sold December 1, 1998.

The following discussion compares sales performance on an "as adjusted" basis only.

Business Systems sales increased 2% in the first six months and decreased 8% in the second quarter of fiscal 2000 when compared to the same periods of the previous fiscal year. Such sales in the previous fiscal year were favorably impacted by a pent up demand for the Company's host computer and operating system independent products which were then recently released. Excluding such sales, Business Systems sales would have increased 9% in the first six months and 3% in the second quarter of fiscal 2000 when compared to the same periods of the previous fiscal year. Such increases are the result of the Company's continued investments in product development, expanding its distribution channels, increasing its advertising and marketing programs and in hiring and training new sales, service and support personnel. International Business Systems sales constituted 16% and 17% of the Company's total Business Systems sales during the first six months and second quarter of fiscal 2000, respectively.

Network Systems sales increased 37% in the first six months and 20% in the second quarter of fiscal 2000 when compared to the same periods of the previous fiscal year. Such sales increased for the same reasons as discussed in relation to Business System sales. International Network Systems sales constituted 76% and 66% of the Company's total Network Systems sales during the first six months and second quarter of fiscal 2000, respectively.

Services sales increased 75% in the first six months and 91% in the second quarter of fiscal 2000 when compared to the same periods of the previous fiscal year. An increase in the Company's Managed Services sales was the primary reason for the increase in Service sales. The Company, by virtue of its merger with Brite, provides certain voice and call processing services to its customers on equipment owned and operated by the Company. In return, the Company charges its customers for such services in one of multiple ways, including fixed rates per month or per transaction, and/or a share of the revenue generated by the Company's customer based on such services. Managed Services sales increased in the first six months and second quarter of fiscal 2000 primarily due to increased call volumes by customers offering prepaid telecommunication calling services in Europe and North America. Generally, the Company receives a portion of the prepaid calling revenues generated by its customers. International Services sales constituted 37%, and 42% of the Company's total Services sales during the first six months and second quarter of fiscal 2000, respectively.

COST OF GOODS SOLD. Cost of goods sold was approximately $63.2 million and $47.9 million for the first six months and second quarter of fiscal 2000. During the second quarter the Company incurred charges of, in the aggregate, $9.1 million of a non-recurring nature. These charges include a charge related to a comprehensive patent cross-license agreement with an affiliate of Lucent Technologies, Inc., a provision for inventories made obsolete as a result of the merger with Brite, and a provision for the impairment of certain intangible assets relating to the Company's ESP product line made obsolete as a result of the merger with Brite. Without these charges, cost of goods sold would have been $54.1 million and $38.8 million for the first six months and second quarter of fiscal 1999. As a percentage of sales and without the charges described above, cost of goods sold was 45.1% and 48.6% for the first six months and second quarter of fiscal 2000 as compared to 41% for the same periods of the previous fiscal year. The increase in cost of goods sold as a percentage of sales is attributable to the Company's merger with Brite which, historically, has had a greater cost of goods sold than the Company due to higher third party hardware content in its systems, as a percentage of sales, than in the Company's systems.

RESEARCH AND DEVELOPMENT. Research and development expenses during the first six months and second quarter of fiscal 2000 were approximately $41.6 million and $37.8 million respectively. Such expenses include a $30.1 million charge for in-process research and development, see "In-Process Research and Development" below, incurred in connection with the Brite merger. Net of this charge, research and development expenses were approximately $11.5 million and $7.7 million respectively, or, as a percentage of the Company's total sales, 9.6% for both periods. Such recurring expenses included the design of new products and the enhancement of existing products. The Company expects to maintain its strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.

IN-PROCESS RESEARCH AND DEVELOPMENT. During the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite in a two-step transaction involving aggregate consideration of approximately $165.1 million of cash and common stock. Based in Orlando, Florida, Brite provides voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/ facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions. Approximately $122.7 million was paid in cash, and approximately $42.4 million was paid in InterVoice-Brite common stock. The Company's consolidated statements of operations reflect the results of operations of Brite beginning June 1, 1999.

The aggregate purchase price for Brite was approximately $174.3 million, which includes other direct costs and assumed liabilities relating to the merger. Other direct costs of the merger and assumed liabilities primarily consisted of employee termination costs, transaction costs and costs associated with the elimination of excess facilities. The merger has been accounted for as a purchase business combination.

The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The estimates of fair value were determined by the Company's management based on information furnished by management of Brite and an independent valuation of existing product technology ($25.9 million), in-process R&D ($30.1 million), and other identified intangibles. Other identified intangibles include customer relationships ($32.8 million), assembled workforce ($9.2 million), and trade name ($6.6 million). Identified intangibles and the excess of cost over net assets acquired (i.e. goodwill) are being amortized on a straight-line basis over 5-10 years and 10 years, respectively.

In-process R&D of $30.1 million was expensed at the time of acquisition as the Company determined that the in-process R&D had not reached technological feasibility based on the status of design and development activities that require further refinement and testing. Brite's in-process R&D related to technologies which support Brite's interactive voice response (IVR)/computer telephony integration (CTI), intelligent network, messaging, voice dialing, and prepaid/postpaid product families.

The valuation of existing product technology and in-process R&D was performed using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing products and in-process R&D projects and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the valuation of in-process R&D included the stages of completion of R&D projects, projected operating cash flows, and the discount rate. At the time of the merger, Brite management estimated the remaining cost to complete the in-process R&D projects to be approximately $1.6 million with a remaining time requirement of approximately 8-12 months. Projected operating cash flows were expected to begin in fiscal 2000. The discount rate selected for Brite's in-process technologies was 27.5%. Management is primarily responsible for estimating the value of the in-process R&D. If the R&D projects are not successfully developed, the Company may not realize the value assigned to the in-process R&D.

SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration expenses during the first six months and second quarter of fiscal 2000 were approximately $38.7 million and $27.3 million respectively. Such expenses include non-recurring charges totaling $5.9 million, including a provision for severance for employees of the Company prior to the merger with Brite Voice Systems made redundant to the Company's staffing plan as a result of the merger, an increase to the Company's bad debts provision as a result of the impairment of certain foreign accounts receivable, a provision for lease termination expenses for properties occupied by the Company before the merger with Brite made redundant as a result of the merger, travel expenses associated with developing the plan for merging the operation of the Company with the operations of Brite, and a charge to bad debt expense relating to the write off of receivables relating to the cancellation of certain customer equipment trade-in obligations. Net of these charges, selling, general and administrative expenses were approximately $32.8 million and $21.4 million for the first six months and second quarter of fiscal 2000, or as a percentage of the Company's total sales 27.3% and 26.7%, respectively. The Company expects selling, general and administrative expenses as a percentage of total sales to decline as efficiencies are achieved through combining the operations of the Company with those of Brite.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Such expenses were approximately $3.5 million for the first six months and second quarter of fiscal 2000. Goodwill and intangible assets acquired in the merger with Brite totaled approximately $106 million with useful lives averaging seven years.

OTHER INCOME. Other income of approximately $1.1 million and $0.9 million during the first six months and second quarter of fiscal 2000 was primarily interest paid on the Company's net cash reserves.

INTEREST EXPENSE. Interest expense of approximately $2.8 million for the first six months and second quarter of fiscal 2000 was interest paid on the Company's long term borrowings obtained during the second quarter in connection with the merger with Brite. See "Liquidity and Capital Resources" for a description of the Company's long term borrowings.

INCOME TAXES. The Company's income tax expense for the six and three months ended August 31, 1999 differs significantly the federal statutory rate primarily due to non-deductible charges during the periods relating to in-process R & D and amortization of goodwill resulting from the merger with Brite.

INCOME (LOSS) FROM OPERATIONS. Operating losses for the first six months and second quarter of fiscal 2000 were approximately $27.1 million and $36.6 million, respectively. Net losses were $29.8 million and $36.1 million for the same periods.

As previously mentioned, the Company incurred unusual charges reported in cost of goods sold and selling, general and administrative expenses totaling approximately $9.1 million and approximately $5.9 million, respectively. In addition, the Company incurred a charge of $30.1 million for in-process research and development relating to its merger with Brite.

Adjusting for these unusual charges and the charge for in-process research and development, operating income for the first six months and second quarter of fiscal 2000 would have been approximately $18.0 million and $8.5 million, respectively. Operating income for the same periods in the previous year was approximately $11.6 million and $6.9 million. The increase in operating income is primarily due to the merger with Brite.

Adjusting for the unusual charges and the charge for in-process research and development, net income for the first six months and second quarter of fiscal 2000 would have been approximately $11.7 million and $5.5 million, respectively. Net income for the same periods in the previous fiscal year was approximately $7.4 million and $4.4 million. The increase is primarily due to the merger with Brite.

LIQUIDITY AND CAPITAL RESOURCES. At August 31, 1999, the Company had cash reserves of approximately $30.0 million while borrowings under the Company's term loan and revolving credit facility with Bank of America were $135.0 million. Borrowings under the credit facilities was reduced to $125 million on June 10, 1999. Operating cash flow during the quarter was approximately a negative $0.5 million. Net loss plus non-cash expense items during the quarter totaled $3.6 million while an increase in operating assets totaled $4.1 million. The increase in operating assets was primarily attributable to the Company's merger with Brite. Days sales outstanding (DSO's) of accounts receivable continue to be a focus for the Company. At August 31, 1999, DSO's were 101 days up slightly from 95 days at May 31, 1999. Investing activities, primarily the merger with Brite and the purchase of computer and test equipment, used approximately $119.9 million during the quarter while financing activities, primarily net borrowings to finance the Brite merger and proceeds from the exercise of employee stock options, contributed approximately $131.0 million to cash flow. Net cash flow during the quarter was approximately a positive $10.6 million. The Company increased its borrowings by $130 million during the quarter to finance its merger with Brite. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has an available $25 million revolving credit facility with Bank of America. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. The term loan and revolving credit agreement discussed below includes normal and customary provisions which limit the Company's ability to make such acquisitions.

The Company completed a two-for-one stock split in the form of a 100% stock dividend on January 11, 1999. Basic and diluted earnings per share have been retroactively adjusted to reflect the stock split.

In connection with the merger with Brite, the Company has entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At October 15, 1999, the Company had borrowed $125 million under the agreement, at an average annual interest rate of 8.02%. Interest under the credit facility accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate. In connection with the new senior secured credit facility, the Company terminated its then existing $20 million credit facility with Bank of America.

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

Beginning in fiscal 1996, the Company initiated a program to replace and upgrade its information systems to accommodate the Company's growth, improve productivity and remediate any century compliance problems. This program was substantially completed during the second quarter of fiscal 1999.

Additionally, the Company has created a year 2000 project team to review and test its information technology systems and non-information technology systems and to resolve any century compliance issues that are found. The team also is attempting to ensure that any replacements and upgrades to the Company's information systems are century compliant before they are implemented. In this regard, the team is continuing to work with third party vendors to assess the year 2000 readiness of its information technology systems. The year 2000 readiness of the Company's information technology systems is, therefore, partially dependent upon the accuracy of disclosures and representations made by third party vendors, such as Oracle, PeopleSoft, MicroSoft, IBM and Dell Computer. Because most of the expenditures to replace and upgrade the Company's internal systems have been made and will be incurred in the ordinary course of business (i.e., on a non-accelerated basis), the Company does not anticipate that it will incur material incremental expenses in connection with its year 2000 remedial efforts. As a result of the program to replace and upgrade its internal systems, and the efforts of the year 2000 project team, the Company believes that its mission-critical internal systems will be century compliant prior to the year 2000. However, there is no assurance that the Company will identify and resolve any and all century compliance problems with its internal systems in a timely manner, that the expenses associated with such remedial efforts will not be significant, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition.

The Company has created a detailed year 2000 testing program for its mission-critical systems. During the first fiscal quarter, the Company completed a century compliance testing and remediation program for its customer service systems. The Company substantially completed its testing and remediation program for year 2000 issues with respect to mission-critical systems during the second fiscal quarter. Prior to the merger, Brite had conducted a testing and remediation program for year 2000 issues associated with its mission-critical systems. The Company is currently in the process of reviewing and confirming the year 2000 readiness of mission-critical systems acquired in the merger that will remain in operation after the end of calendar year 1999. Many mission-critical systems and/or system applications associated with the domestic operations of Brite, such as finance and purchasing, have been or will be transitioned to the Company's existing enterprise system before the year 2000.

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

These disaster recovery processes and procedures generally involve manual "work arounds" and alternate computerized solutions. The Company is in the process of reviewing the adequacy of these processes and procedures in light of potential century compliance issues. While the Company has not yet finalized a full contingency plan for system failures that may occur in connection with the year 2000, the Company believes that a satisfactory contingency plan can be developed for mission critical systems based, in part, on existing disaster recovery programs. To assist with the development of a full contingency plan, the Company is in the process of engaging a disaster recovery service company. As part of the contingency plan, the Company has acquired an auxiliary power generator to help operate mission-critical systems in the event of temporary power failures. The Company is also finalizing plans for addressing any year 2000 readiness issues or concerns of customers that may arise in the weeks surrounding the turn of the century. These plans include additional staffing in the Company's RealCare maintenance department, specific procedures for diagnosing and resolving year 2000 readiness issues for customer systems, restrictions on vacations during the January 1st time-frame, and, if necessary, additional phone capacity to handle any increase in customer service calls.

Based on a thorough review and testing of its software products and other products, the Company believes that its current products are century compliant. The Company began designating certain products as such in June 1997. Brite, began designating certain of its products as century compliant in August 1998. The Company's assessment of its current products, including Brite's products, is partially dependent upon the accuracy of disclosures and representations concerning century compliance made by its suppliers, such as MicroSoft, IBM and Dell Computer. However, many of the Company's customers are using earlier versions of the Company's software products and other products that may not be century compliant. The Company has instituted programs to actively warn these customers of the risks associated with using software and other products which may not be century compliant, and to actively encourage such customers to migrate to the Company's current products.

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

BRITE VOICE SYSTEMS, INC. SUBSIDIARY. As discussed above in the section entitled "Liquidity and Capital Resources", the Company has acquired all of the common stock of Brite. The Company's future success will depend in part on its ability to efficiently integrate and operate Brite and its products with the Company's business, and its ability to retain and assimilate key employees of Brite. This quarterly report on form 10-Q incorporates by reference the following section from the Registration Statement which further describes certain risks associated with assimilating Brite's business, products and employees which could have a material impact on the Company's consolidated operations: "Failure or inability to successfully integrate the operations and products of Brite could negatively impact InterVoice's business" (page 13). The information is incorporated by reference and is deemed to be a part of this quarterly report on Form 10-Q.

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

o The ability of the Company to successfully integrate the products, customers, employees and other business components of the former InterVoice and the former Brite in an efficient manner.

o The Company transacts business in foreign currencies and is subject to exposure from adverse movements in foreign currency exchange rates.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's current term loan and revolving credit agreement provides for borrowings which bear interest at variable rates based on either a prime rate, the federal funds rate or the London Interbank Offering Rate, plus an applicable margin. As of October 15, 1999 the Company had $125 million outstanding pursuant to the credit agreement. Due to the magnitude of this credit facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material.

The Company transacts business in certain foreign currencies, including the British pound. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company generally mitigates this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency in which revenues will be received.

                           PART II. OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

Through their respective affiliates, the Company and Lucent Technologies, Inc. ("Lucent") have concluded a comprehensive patent cross-license agreement. The terms of the agreement resulted in a charge against earnings during the second fiscal quarter, but will not require a charge against any future earnings. The Company had previously disclosed, most recently in its Annual Report on Form 10-K for the fiscal year ended February 28, 1999, that the Company and Lucent had engaged in discussions concerning a possible patent cross-license agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Tuesday, August 17, 1999 in Dallas, Texas.

Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: Daniel D. Hammond, David W. Brandenburg, Joseph J. Pietropaolo, George C. Platt, Grant A. Dove and Stanley G. Brannan. The number of votes cast for the election of each of the nominees for director, and the number of abstentions, were as follows: 25,824,892 votes for the election of Daniel D. Hammond, with 1,517,901 abstentions; 25,818,825 votes for the election of David
W. Brandenburg, with 1,523,968 abstentions; 25,803,792 votes for the election of Joseph J. Pietropaolo, with 1,539,001 abstentions, 25,794,114 votes for the election of George C. Platt, with 1,548,679 abstentions; 25,787,814 votes for the election of Grant A. Dove, with 1,554,979 abstentions; and 25,821,692 votes for the election of Stanley G. Brannan, with 1,521,101 abstentions. No votes were cast against the election of any nominee for director.

The second matter voted on and approved by the shareholders, was a resolution to approve the Company's 1999 Stock Option Plan (the "Plan"). The Plan was duly approved. The number of votes cast for the adoption of the resolution to approve the Plan was 10,540,870, the number of votes cast against the adoption of the resolution to approve the Plan was 8,880,502 and the number of abstentions was 166,457.

The last matter voted on and approved by the shareholders, was a resolution to approve an amendment of the Articles of Incorporation of the Company to change the corporate name of the Company to InterVoice-Brite, Inc. (the "Corporate Name Change"). The resolution to approve the Corporate Name Change was duly approved. The number of votes cast for the adoption of the resolution to approve the Corporate Name Change was 27,196,749, the number of votes cast against the adoption of the resolution to approve the Corporate Name Change was 88,783 and the number of abstentions was 57,261.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     3.1 Amendment to Articles of Incorporation of the Company filed with the Secretary of State of Texas on August 18, 1999.

     10.1 Patent License Agreement between Lucent Technologies GRL Corp. and InterVoice Limited Partnership, effective as of October 1, 1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment.

     10.2 Third Amended and Extended Employment Agreement executed as of August 17, 1999, between the Company and Daniel D. Hammond.

     27.1   Financial Data Schedule

     99.1 Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4/A (Amendment No. One) filed by the Company on July 13, 1999):

B.   Reports on Form 8-K

     1. Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on June 23, 1999.

     2.     Report on Form 8-K filed with the SEC on August 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERVOICE-BRITE, INC.




Date:  10/15/99                    By: /s/ ROB-ROY J. GRAHAM
                                       -------------------------------
                                       Rob-Roy J. Graham
                                       Chief Financial Officer
                                       (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number      Description
-------     -----------
     3.1    Amendment to Articles of Incorporation of the Company filed with the
            Secretary of State of Texas on August 18, 1999.

     10.1   Patent License Agreement between Lucent Technologies GRL Corp. and
            InterVoice Limited Partnership, effective as of October 1, 1999.
            Portions of this exhibit have been excluded pursuant to a request for confidential treatment.

     10.2   Third Amended and Extended Employment Agreement executed as of
            August 17, 1999, between the Company and Daniel D. Hammond.

     27.1   Financial Data Schedule

     99.1   Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on
            Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4/A
            (Amendment No. One) filed by the Company on July 13, 1999):


