Form 10-Q
period 1999-11-30
INTERVOICE BRITE INC
filed 2000-01-14
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                NOVEMBER 30, 1999

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


                                  YES [X] NO[ ]


THE REGISTRANT HAD 32,076,478 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.



================================================================================

                             INTERVOICE-BRITE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                       November 30,      February 28,
ASSETS                                                                    1999               1999
                                                                     ---------------    ---------------
CURRENT ASSETS
     Cash and cash equivalents                                       $    38,275,251    $    12,195,612
     Accounts receivable, net of allowance
       for doubtful accounts of $7,893,664
       in 2000 and $1,305,581 in 1999                                     86,734,932         42,156,004
     Inventory                                                            30,807,806         11,704,428
     Prepaid expenses and other current assets                             7,040,523          4,497,764
     Deferred income taxes                                                10,689,959          4,513,769
                                                                     ---------------    ---------------

                                                                         173,548,471         75,067,577
PROPERTY AND EQUIPMENT
     Building                                                             19,428,399         16,300,325
     Computer equipment                                                   41,270,973         24,839,081
     Furniture, fixtures and other                                         4,413,329          3,599,873
     Service equipment                                                     5,402,039          5,071,153
                                                                     ---------------    ---------------
                                                                          70,514,740         49,810,432
     Less allowance for depreciation                                      31,151,173         22,755,583
                                                                     ---------------    ---------------
                                                                          39,363,567         27,054,849
OTHER ASSETS
     Intangible assets, net of amortization
       of $10,650,963 in 2000 and $3,416,433 in 1999                     104,700,497          9,407,075
     Other assets                                                          3,057,382                 --
                                                                     ---------------    ---------------
                                                                     $   320,669,917    $   111,529,501
                                                                     ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $    31,393,653    $     7,650,940
     Accrued expenses                                                     15,328,125          4,206,377
     Customer deposits                                                     9,700,971          4,095,776
     Deferred income                                                       9,844,123          5,625,799
     Income taxes payable                                                  2,221,394          1,022,171
                                                                     ---------------    ---------------
                                                                          68,488,266         22,601,063

LONG TERM LIABILITIES                                                      1,083,331                 --

DEFERRED INCOME TAXES                                                     23,889,862          1,356,442

LONG TERM BORROWINGS                                                     125,000,000          5,000,000

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal assigned value--
       62,000,000 shares authorized: 32,076,478  issued and
       outstanding in 2000, 28,728,016 issued and
       outstanding in 1999                                                    16,011             14,347
     Additional paid-in capital                                           44,226,935          1,719,699
     Unearned compensation                                                  (599,817)          (649,612)
     Retained earnings                                                    58,757,125         81,487,562
     Accumulated other comprehensive income                                 (191,796)                --
                                                                     ---------------    ---------------
                                                                         102,208,458         82,571,996
                                                                     ---------------    ---------------
                                                                     $   320,669,917    $   111,529,501
                                                                     ===============    ===============

                             INTERVOICE-BRITE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended                  Nine Months Ended
                                             --------------------------------    --------------------------------
                                              November 30,      November 30,      November 30,      November 30,
                                                  1999              1998              1999              1998
                                             --------------    --------------    --------------    --------------

Sales                                        $   82,034,870    $   35,010,205    $  201,971,807    $   98,080,821

Cost of goods sold                               34,702,626        13,714,612        97,928,708        39,688,701
                                             --------------    --------------    --------------    --------------

Gross Margin                                     47,332,244        21,295,593       104,043,099        58,392,120
                                             --------------    --------------    --------------    --------------

Research and development expenses                 9,344,645         3,264,998        50,981,566         9,788,021
Selling, general and administrative
  expenses                                       21,000,630         9,525,284        59,688,907        28,538,341
Amortization of goodwill and
  acquired intangible assets                      3,528,542                --         7,057,084                --
                                             --------------    --------------    --------------    --------------

Income (loss) from operations                    13,458,427         8,505,311       (13,684,458)       20,065,758

Other income                                         81,811            95,253         1,159,047           309,896
Interest expense                                 (2,685,498)         (193,375)       (5,558,726)         (622,316)
                                             --------------    --------------    --------------    --------------

Income (loss) before income taxes                10,854,740         8,407,189       (18,084,137)       19,753,338

Income taxes                                      3,745,000         2,900,481         4,646,300         6,814,902
                                             --------------    --------------    --------------    --------------

Net income (loss)                            $    7,109,740    $    5,506,708    $  (22,730,437)   $   12,938,436
                                             ==============    ==============    ==============    ==============



Net income (loss)  per share - basic         $         0.22    $         0.20    $        (0.76)   $         0.47
                                             ==============    ==============    ==============    ==============



Net income (loss) per share - diluted        $         0.21    $         0.18    $        (0.76)   $         0.44
                                             ==============    ==============    ==============    ==============

                             INTERVOICE-BRITE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                      Common Stock              Additional
                                                               -----------------------------     Paid-In         Unearned
                                                                  Shares          Amount         Capital        Compensation
                                                               -------------   -------------   -------------    -------------


Balance at February 28, 1999                                      28,728,016   $      14,347   $   1,719,699    $    (649,612)


      Issuance of stock in connection with acquisition             2,985,792           1,507      42,360,900               --

      Exercise of stock options                                      349,334             150       1,867,872               --

      Tax effects relating to exercise of stock options                   --              --      (1,912,234)              --

      Issuance of restricted stock                                    13,336               7         190,698         (190,705)
      Amortization of unearned compensation                          240,500         240,500
      Net income (loss)                                                   --              --              --               --
      Foreign currency translation adjustment                             --              --              --               --
                                                               -------------   -------------   -------------    -------------

Balance at November 30, 1999                                      32,076,478   $      16,011   $  44,226,935    $    (599,817)
                                                               =============   =============   =============    =============







                                                                               Accumulated Other
                                                                  Retained       Comprehensive
                                                                  Earnings           Loss            Total
                                                               -------------   ----------------  -------------

Balance at February 28, 1999                                   $  81,487,562               --    $  82,571,996



      Issuance of stock in connection with acquisition                    --               --       42,362,407


      Exercise of stock options                                           --               --        1,868,022


      Tax effects relating to exercise of stock options                   --               --       (1,912,234)


      Issuance of restricted stock                                        --               --               --
      Amortization of unearned compensation
      Net income (loss)                                          (22,730,437)              --      (22,730,437)
      Foreign currency translation adjustment                             --         (191,796)        (191,796)
                                                               -------------    -------------    -------------

Balance at November 30, 1999                                   $  58,757,125    $    (191,796)   $ 102,208,458
                                                               =============    =============    =============

                             INTERVOICE-BRITE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Three Months Ended                Nine Months Ended
                                                  ------------------------------    ------------------------------
                                                   November 30,     November 30,     November 30,     November 30,
                                                      1999             1998             1999              1998
                                                  -------------    -------------    -------------    -------------

OPERATING ACTIVITIES
     Net income (loss)                            $   7,109,140    $   5,506,708    $ (22,730,437)   $  12,938,436
     Adjustments to reconcile net
         income (loss) to net cash provided
         by operating activities:
              Depreciation and amortization           7,685,473        2,871,225       20,503,776        8,032,944
              In-process research and
                  development charge                         --               --       30,100,000               --
              Changes in operating assets
                  and liabilities                     6,269,491       (2,844,932)          72,813       (5,633,811)
                                                  -------------    -------------    -------------    -------------

NET CASH PROVIDED BY OPERATIONS                      21,064,104        5,533,001       27,946,152       15,337,569

INVESTING ACTIVITIES
     Purchase of  property and equipment             (2,788,887)      (1,031,021)      (6,492,560)      (3,459,101)
     Purchased software                                (199,921)      (5,081,610)        (729,457)      (5,328,458)
     Purchase of Brite Voice Systems,
         Inc., net of cash acquired                          --               --     (116,512,518)              --
                                                  -------------    -------------    -------------    -------------

NET CASH USED IN INVESTING ACTIVITIES                (2,988,808)      (6,112,631)    (123,734,535)      (8,787,559)

FINANCING ACTIVITIES
     Exercise of stock options                          208,413        4,778,746        1,868,022        6,097,682
     Purchase of Treasury Stock                              --       (1,485,000)              --       (5,870,638)
     Paydown of debt                                (10,000,000)              --      (15,000,000)              --
     Borrowings                                              --               --      135,000,000               --
                                                  -------------    -------------    -------------    -------------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                            (9,791,587)       3,293,746      121,868,022          227,044
                                                  -------------    -------------    -------------    -------------


INCREASE IN CASH AND
     CASH EQUIVALENTS                                 8,283,709        2,714,116       26,079,639        6,777,054

Cash and cash equivalents,
     beginning of period                             29,991,542        8,253,878       12,195,612        4,190,940
                                                  -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
     END PERIOD                                   $  38,275,251    $  10,967,994    $  38,275,251    $  10,967,994
                                                  =============    =============    =============    =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED NOVEMBER 30, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 1999 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited November 30, 1999 and 1998 consolidated financial statements have been included. Operating results for the three and nine month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss), i.e., net income (loss) plus foreign currency translation adjustments to stockholders' equity, for the third quarters of fiscal 2000 and 1999 was $6.7 million and $5.5 million. For the nine months ended November 30, 1999 and 1998, it was ($22.9) million and $12.9 million.

Financial statements of the Company's foreign subsidiaries have been translated into U. S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

NOTE B - ACQUISITION OF BRITE VOICE SYSTEMS, INC.

During the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite Voice Systems, Inc. (Brite) in a two-step transaction involving aggregate consideration of approximately $165.1 million of cash and common stock consideration. Brite provided voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized product solutions. Approximately $122.7 million was paid in cash, and approximately $42.4 million was paid in InterVoice-Brite common stock. The Company's consolidated statements of operations reflect the results of operations of Brite beginning June 1, 1999.

The aggregate purchase price for Brite was approximately $174.3 million, which includes direct costs and assumed liabilities relating to the merger. The components of the aggregate purchase price were as follows (in millions):


Cash                                                            $  122.7
Issuance of common stock                                            42.4
Other direct costs of merger and assumed liabilities                 9.2
                                                                --------
                                                                $  174.3
                                                                ========

Other direct costs of the merger and assumed liabilities primarily consisted of employee termination costs, transaction costs and costs associated with the elimination of excess facilities. As of November 30, 1999, unpaid accruals included in these costs were $5.3 million. The merger has been accounted for as a purchase business combination. The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as follows:


Working capital                                        $     45.4
Property and equipment                                       17.8
Other assets                                                  5.2
Other liabilities                                            (1.4)
Identified intangible assets                                 74.5
Purchased in-process R&D (expensed)                          30.1
Deferred tax liability on identified intangibles            (28.8)
Goodwill                                                     31.5
                                                       ----------
                                                       $    174.3
                                                       ==========

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

Amounts allocated to in-process R&D were expensed at the time of acquisition as the Company determined that the in-process R&D had not reached technological feasibility based on the status of design and development activities that require further refinement and testing. Brite's in-process R&D related to technologies which support Brite's interactive voice response (IVR)/computer telephony integration (CTI), intelligent network, messaging, voice dialing, and prepaid/postpaid product families. The valuation of existing product technology and in-process R&D was performed using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing products and in-process R&D projects and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the valuation of in-process R&D included the stages of completion of R&D projects, projected operating cash flows, and the discount rate. At the time of the merger, Brite management estimated the remaining cost to complete the in-process R&D projects to be approximately $1.6 million with a remaining time requirement of approximately 8-12 months. Projected operating cash flows were expected to begin in fiscal 2000. The discount rate selected for Brite's in-process technologies was 27.5%. If the R&D projects are not successfully developed, the Company may not realize the value assigned to the in-process R&D. As of November 30, 1999, development of the projects had progressed as planned with remaining costs to complete estimated at $0.7 million.

In connection with this transaction, the Company obtained senior secured credit facilities amounting to $150 million from Bank of America, made up of a $125 million term loan facility and a $25 million revolving credit agreement. The term loan agreement will be subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The credit facilities require the Company to comply with certain financial covenants as defined in the related credit agreements. As of November 30, 1999, $125 million was outstanding under the credit facilities. On December 10, 1999 the company repaid $25 million of its borrows to reduce the amount outstanding under the credit facilities to $100 million. Interest under the credit facilities accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate. The current average annual interest rate is 8.60%. On December 10, 1999, the Company entered into interest rate swap agreements to hedge its exposure to interest rate fluctuations. Swaps hedging $50 million of the Company's borrowings mature June 9, 2002 and limit the interest rate on such borrowings to a maximum of 8.7%. Swaps hedging the remainder of the Company's borrowings mature June 9, 2000 and limit the interest rate on such borrowings to a maximum of 8.4%.

The following unaudited pro forma information presents the Company's results of operations for the nine month periods ended November 30, 1999 and 1998 as if the Brite merger had occurred at March 1, 1999 and 1998, respectively. The pro forma information has been prepared by combining the results of operations of the Company and Brite, adjusted for additional amortization expense of identified intangibles and goodwill, interest expense on the credit facilities, and the resulting impact on the provision for income taxes. No adjustment has been made to account for the two companies' different fiscal year ends. This pro forma information does not purport to be indicative of what would have occurred had the Brite merger occurred as of the dates assumed or of results of operations which may occur in the future (in thousands, except per share data):


                                                                     Nine Months Ended
                                                          ------------------------------------------
                                                          November 30, 1999        November 30, 1998
                                                          -----------------        -----------------
          Sales                                           $         238,545        $         208,420
          Income before income taxes                      $          12,406        $           4,117
          Net income                                      $           8,754        $           1,810
          Net income per share - basic                    $            0.28        $            0.06
          Net income per share - diluted                  $            0.27        $            0.06

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

NOTE D - INVENTORIES

Inventories consist of the following:

                                                               November 30, 1999          February 28, 1999
                                                               -----------------         -------------------
         Purchased parts                                       $      20,083,277        $          9,504,635
         Work in progress                                              9,717,985                     501,195
         Finished goods                                                1,006,544                   1,698,598
                                                               -----------------         -------------------
                                                               $      30,807,806         $        11,704,428
                                                               =================         ===================

NOTE E - INCOME TAXES

The Company's income tax expense for the nine months ended November 30, 1999 differs significantly from the federal statutory rate primarily due to non-deductible charges during the periods relating to in-process R & D and amortization of goodwill from the merger with Brite. Income taxes were provided for at 34.5% of pre-tax income during the third quarter.

NOTE F - EARNINGS PER SHARE

The Company completed a two-for-one stock split in the form of a 100% stock dividend on January 11, 1999. Basic and diluted earnings per share have been retroactively adjusted to reflect the split.

The following table sets forth the computation of basic and diluted earnings per share:


                                                              Three Months Ended                       Nine Months Ended
                                                     ----------------------------------        -----------------------------------
                                                      November 30,         November 30,         November 30,          November 30,
                                                     -------------        -------------        -------------         -------------
                                                         1999                 1998                 1999                   1998
                                                     -------------        -------------        -------------         -------------
Numerator:

Net Income (loss)                                    $   7,109,740        $   5,506,708        $ (22,730,437)        $  12,938,436
                                                     =============        =============        =============         =============

Denominator:

Denominator for basic earnings per share
   weighted average shares outstanding                  31,987,926           27,957,360           29,947,144            27,801,632
                                                     =============        =============        =============         =============

Effect of dilutive securities:

Employee stock options                                   1,605,509                                 2,634,108             1,839,090

Non-vested restricted stock                                 28,630                  -0-                  -0-                   -0-
                                                     -------------        -------------        -------------         -------------

Dilutive potential common shares                         1,634,139            2,634,108                  -0-             1,839,090
                                                     -------------        -------------        -------------         -------------

Denominator for diluted
   earnings per share                                   33,622,065           30,591,468           29,947,144            29,640,722
                                                     =============        =============        =============         =============
Net income (loss) per common share
   - basic                                           $         .22        $        0.20        $       (0.76)        $        0.47
                                                     =============        =============        =============         =============
Net income (loss) per common share
   - diluted                                         $         .21        $        0.18        $       (0.76)        $        0.44
                                                     =============        =============        =============         =============

NOTE: 1,705,127 potentially dilutive shares were excluded from the diluted earnings per share calculation for the nine months ending November 30, 1999 as they would be anti-dilutive due to net losses.

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

Services revenues include fees for post warranty system maintenance, software license fees and fees for providing voice and call processing services to the Company's customers on equipment owned and operated by the Company. The Company's net revenues by market and geographic area were as follows.


                                                        Three Months Ended                         Nine Months Ended
                                                ----------------------------------        ----------------------------------
                                                 November 30,         November 30,         November 30,         November 30,
                                                    1999                 1998                 1999                 1998
                                                -------------        -------------        -------------        -------------
Revenues:
   Business Systems                             $  26,809,537        $  27,824,301        $  81,958,460        $  71,089,170
   Network Systems                                 32,050,246            2,927,070           71,181,066           15,137,795
   Services                                        23,175,087            4,258,834           48,832,281           11,853,856
                                                -------------        -------------        -------------        -------------
         Total                                  $  82,034,870        $  35,010,205        $ 201,971,807        $  98,080,021
                                                =============        =============        =============        =============

Geographic Area Net Revenues:
   United States                                $  46,455,612        $  29,464,479        $ 122,398,657        $  80,833,044
   The Americas (Excl U.S.)                         3,837,901            2,384,697           12,430,336            9,170,330
   Pacific Rim                                      4,492,043            1,774,035           12,513,455            4,805,817
   Europe, Middle East & Africa                    27,249,314            1,386,994           54,629,359            3,271,630
                                                -------------        -------------        -------------        -------------
         Total                                  $  82,034,870        $  35,010,205        $ 201,971,807        $  98,080,821
                                                =============        =============        =============        =============

No customer accounted for 10% or more of the Company's sales during the nine month periods ended November 30, 1999 or November 30, 1998. One customer accounted for 11.3% of the Company's sales during the three month period ended November 30, 1999.

NOTE H-NON-RECURRING AND UNUSUAL EXPENSES

Included in cost of goods sold for the first nine months of fiscal 2000 are charges totaling $9.1 million including a charge related to a comprehensive cross-license agreement executed with an affiliate of Lucent Technologies, Inc. and charges related to the write-off of certain inventory and intangible assets made obsolete as a result of the merger with Brite. Included in research and development expenses for the second quarter of fiscal 2000 is a charge of $30.1 million related to in-process research and development as more fully described in Note B. Finally, included in selling, general and administrative expenses for the second quarter of fiscal 2000 are charges totaling $5.9 million including a provision for severance for employees of the Company prior to the Brite merger made redundant as a result of the merger, an increase in the Company's bad debt provision related to the impairment of certain foreign accounts receivable, a provision for lease termination expenses for properties made redundant by the Brite merger and a charge related to bad debt expense relating to the write-off of receivables relating to the cancellation of certain customer equipment trade-in obligations. Unpaid employee severance and lease termination costs as of November 30, 1999 were $0.4 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES. Sales in the first nine months and third quarter of fiscal 2000 were approximately $202.0 million and $82.0 million, respectively. Such sales increased approximately $103.9 million and $47.0 million, respectively, or 106% and 134%, when compared to the same periods of fiscal 1999. The increases are primarily due to the Company's merger with Brite Voice Systems, Inc. (Brite) which was accounted for using the purchase method of accounting. Results of Brite's operations have been consolidated with those of InterVoice, Inc. effective June 1, 1999, the first day of the Company's second fiscal quarter.

To enhance comparability of the Company's sales for its first nine months and third quarter of fiscal 2000 the information below is also presented on an "as adjusted" basis as though the merger with Brite had occurred at the beginning of the respective periods presented.


                                        As Adjusted ($M)            As Reported ($M)
                                      --------------------        --------------------
Nine Months                            2000*         1999*         2000          1999
-----------------------               ------        ------        ------        ------
Sales:
     Business Systems                   84.7          90.8          82.0          70.3
     Network Systems                    91.0          65.8          71.0          17.3
     Services**                         62.8          36.6          49.0          10.5
                                      ------        ------        ------        ------
         Total                         238.5         193.2         202.0          98.1
                                      ======        ======        ======        ======

Third Quarter

Sales:
     Business Systems                   26.8          34.1          26.8          26.9
     Network Systems                    32.0          22.6          32.0           5.1
     Services**                         23.3          13.9          23.2           4.0
                                      ------        ------        ------        ------
         Total                          82.1          70.6          82.0          35.0
                                      ======        ======        ======        ======

* InterVoice-Brite's fiscal year ends the last day of February. Brite's fiscal year ended December 31. No adjustment has been made to account for the two companies' different fiscal year ends.
** Does not include sales by Brite's TSL division, which was sold December 1, 1998.

The following discussion compares sales performance only on an "as adjusted" basis.

Business Systems sales decreased 7% in the first nine months and decreased 21% in the third quarter of fiscal 2000 when compared to the same periods of the previous fiscal year. Such sales in the previous fiscal year were favorably impacted by a pent up demand for the Company's host computer and operating system independent products which were then recently released. Excluding such sales, Business Systems sales in the first nine months of fiscal 2000 would have been approximately equal to such sales in the same period of the previous fiscal year. The decline of such sales in the third quarter, compared to the same period of the previous fiscal year, was also attributable, in part, to a sluggishness in demand from the former Brite customer base as those companies evaluated the Company's product roadmap resulting from the Company's merger with Brite. The Company believes this sluggishness in demand to be temporary. International Business Systems sales constituted 14% and 11% of the Company's total Business Systems sales during the first nine months and third quarter of fiscal 2000, respectively.

Network Systems sales increased 38% in the first nine months and 42% in the third quarter of fiscal 2000 when compared to the same periods of the previous fiscal year. Such sales increased as a result of the Company's continued investments in product development, expansion of distribution channels, advertising and marketing programs and in hiring and training new sales, service and support personnel. International Network Systems sales constituted 74% and 70% of the Company's total Network Systems sales during the first nine months and third quarter of fiscal 2000, respectively.

Services sales increased 72% in the first nine months and 68% in the third quarter of fiscal 2000 when compared to the same periods of the previous fiscal year. An increase in the Company's Managed Services sales was the primary reason for the increase in Service sales. The Company, as a result of its merger with Brite, provides certain voice and call processing services to its customers on equipment owned and operated by the Company. In return, the Company charges its customers for such services in one of multiple ways, including fixed rates per month or per transaction, and/or a share of the revenue generated by the Company's customer based on such services. Managed Services sales increased in the first nine months and third quarter of fiscal 2000 primarily due to increased call volumes by customers offering prepaid telecommunication calling services in Europe and North America. Generally, the Company receives a portion of the prepaid calling revenues generated by its customers. International Services sales constituted 39%, and 43% of the Company's total Services sales during the first nine months and third quarter of fiscal 2000, respectively.

COST OF GOODS SOLD. Cost of goods sold was approximately $97.9 million and $34.7 million for the first nine months and third quarter of fiscal 2000. During the second quarter the Company incurred charges of, in the aggregate, $9.1 million of a non-recurring nature. These charges include a charge related to a comprehensive patent cross-license agreement with an affiliate of Lucent Technologies, Inc., a provision for inventories made obsolete as a result of the merger with Brite, and a provision for the impairment of certain intangible assets relating to the Company's ESP product line made obsolete as a result of the merger with Brite. Without these charges, cost of goods sold would have been $88.8 million for the first nine months of fiscal 2000. As a percentage of sales and without the charges described above, cost of goods sold was 44% for the first nine months and 42% for third quarter of fiscal 2000 as compared to 40% and 39% for the same periods of the previous fiscal year. The increase in cost of goods sold as a percentage of sales is attributable to the Company's merger with Brite which, historically, has had a greater cost of goods sold, as a percentage of sales, than the Company due to higher third party hardware content in its systems than in the Company's systems.

RESEARCH AND DEVELOPMENT. Research and development expenses during the first nine months and third quarter of fiscal 2000 were approximately $51.0 million and $9.3 million respectively. Such expenses for the first nine months of fiscal 2000 include a $30.1 million charge for in-process research and development, (see "In-Process Research and Development" below), incurred during the second quarter in connection with the Brite merger. Net of this charge, research and development expenses were approximately $20.9 million during the first nine months of fiscal 2000. Such expenses, net of the in-process research and development charge, were 10% of the Company's total sales during the first nine months of fiscal 2000 and 11.4% during the third quarter. Such recurring expenses included the design of new products and the enhancement of existing products. The Company expects to maintain its strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.

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

The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The estimates of fair values were determined by the Company's management based on information furnished by management of Brite and an independent valuation of existing product technology ($25.9 million), in-process R&D ($30.1 million), and other identified intangibles. Other identified intangibles include customer relationships ($32.8 million), assembled workforce ($9.2 million), and trade name ($6.6 million). Identified intangibles and the excess of cost over net assets acquired (i.e. goodwill) are being amortized on a straight-line basis over 5-10 years and 10 years, respectively.

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

The valuation of existing product technology and in-process R&D was performed using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing products and in-process R&D projects and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the valuation of in-process R&D included the stages of completion of R&D projects, projected operating cash flows, and the discount rate. At the time of the merger, Brite management estimated the remaining cost to complete the in-process R&D projects to be approximately $1.6 million with a remaining time requirement of approximately 8-12 months. Projected operating cash flows were expected to begin in fiscal 2000. The discount rate selected for Brite's in-process technologies was 27.5%. If the R&D projects are not successfully developed, the Company may not realize the value assigned to the in-process R&D. As of November 30, 1999, development of the projects had progressed as planned with remaining costs to complete estimated at $0.7 million.

SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration expenses during the first nine months and third quarter of fiscal 2000 were approximately $59.7 million and $21.0 million respectively. Such expenses for the first nine months of fiscal 2000 include non-recurring charges totaling $5.9 million, including a provision for severance for employees of the Company prior to the merger with Brite Voice Systems made redundant to the Company's staffing plan as a result of the merger, an increase to the Company's bad debts provision as a result of the impairment of certain foreign accounts receivable, a provision for lease termination expenses for properties occupied by the Company before the merger with Brite made redundant as a result of the merger, travel expenses associated with developing the plan for merging the operation of the Company with the operations of Brite, and a charge to bad debt expense relating to the write off of receivables relating to the cancellation of certain customer equipment trade-in obligations. Net of these charges, which were booked during the second quarter, selling, general and administrative expenses were approximately $53.8 million for the first nine months of fiscal 2000. Such expenses, net of these changes, were 27% of the Company's total sales during the first nine months of fiscal 2000 and 26% during the third quarter. The Company expects selling, general and administrative expenses as a percentage of total sales to decline as efficiencies are achieved through combining the operations of the Company with those of Brite.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Such expenses were approximately $7.1 and $3.5 million for the first nine months and third quarter of fiscal 2000, respectively. Goodwill and intangible assets acquired in the merger with Brite totaled approximately $106 million with useful lives averaging seven years.

OTHER INCOME. Other income of approximately $1.2 million and $0.1 million during the first nine months and third quarter of fiscal 2000 was primarily interest paid on the Company's net cash reserves.

INTEREST EXPENSE. Interest expense of approximately $5.6 million and $2.7 million for the first nine months and third quarter of fiscal 2000 was paid on the Company's long term borrowings obtained during the second quarter in connection with the merger with Brite (See "Liquidity and Capital Resources" for a description of the Company's long term borrowings).

INCOME TAXES. The Company's income tax expense for the first nine months of fiscal 2000 differs significantly from the federal statutory rate primarily due to non-deductible charges during the periods relating to in-process R & D and amortization of goodwill resulting from the merger with Brite. During the third quarter, income taxes were provided for at a rate of 34.5% of pre-tax income.

INCOME (LOSS) FROM OPERATIONS. Operating losses for the first nine months of fiscal 2000 were approximately $13.7 million and net losses were $22.7 million.

As previously mentioned, the Company incurred during the second quarter unusual charges reported in cost of goods sold and selling, general and administrative expenses totaling approximately $9.1 million and approximately $5.9 million, respectively. In addition, the Company incurred a charge of $30.1 million for in-process research and development relating to its merger with Brite.

Adjusting for these unusual charges and the charge for in-process research and development, operating income for the first nine months and third quarter of fiscal 2000 would have been approximately $31.4 million and $13.5 million, respectively. Operating income for the same periods in the previous year was approximately $20.1 million and $8.5 million. The increase in operating income is primarily due to the merger with Brite.

Adjusting for the unusual charges and the charge for in-process research and development, net income for the first nine months and third quarter of fiscal 2000 would have been approximately $18.8 million and $7.1 million, respectively. Net income for the same periods in the previous fiscal year was approximately $12.9 million and $5.5 million. The increase is primarily due to the merger with Brite.

LIQUIDITY AND CAPITAL RESOURCES. At November 30, 1999, the Company had cash reserves of approximately $38.3 million while borrowings under the Company's term loan and revolving credit facility with Bank of America were $125.0 million. Borrowings under the credit facilities were paid down to $100 million on December 10, 1999. Operating cash flow during the third quarter was approximately $21.1 million. Net income plus non-cash expense items during the quarter totaled $14.8 million while a decrease in operating assets generated cash of $6.3 million. The decrease in operating assets was primarily attributable to a reduction in days sales outstanding (DSO's) of accounts receivable. At November 30, 1999, DSO's were 95 days, down from 101 days at August 31, 1999. Investing activities, primarily the purchase of computer and test equipment, used approximately $3.0 million during the quarter while financing activities, primarily pay down of the borrowings to finance the Brite merger, used $10.0 million; proceeds from the exercise of employee stock options contributed approximately $0.2 million to cash flow. Net cash flow during the quarter was approximately a positive $8.3 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash and debt service requirements for the foreseeable future. In addition, the Company has available a $25 million revolving credit facility with Bank of America. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise, however, the term loan and revolving credit agreement discussed below includes normal and customary provisions which limit the Company's ability to make such acquisitions.

The Company completed a two-for-one stock split in the form of a 100% stock dividend on January 11, 1999. Basic and diluted earnings per share have been retroactively adjusted to reflect the stock split.

In connection with the merger with Brite, the Company entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, made up of a $125 million term loan and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At January 14, 2000, the Company had borrowings of $100 million outstanding under the agreement, at an average annual interest rate of 8.60%. Interest under the credit facility accrues at a variable rate indexed to the prime rate, the federal funds rate or an adjusted London Interbank Offering Rate. On December 10, 1999, the Company entered into interest rate swap agreements to hedge its exposure to interest rate fluctuations. Swaps hedging $50 million of the Company's borrowings mature June 9, 2002 and limit the interest rate on such borrowings to a maximum of 8.7%. Swaps hedging the remainder of the Company's borrowings mature June 9, 2000 and limit the interest rate on such borrowings to a maximum of 8.4%.

A Registration Statement on Form S-4 as amended, file No. 333-79839 (the "Registration Statement"), for the proposed merger between the Company and Brite was filed with the Securities and Exchange Commission on July 13, 1999. This quarterly report on Form 10-Q incorporates by reference the following sections from the Registration Statement which further describe certain matters related to the acquisition of Brite that could have a material impact upon the operating cash requirements of the Company for the foreseeable future: (i) "The Merger Financing Arrangements Related to the Merger" (pages 38-40) and "Risk Factors - The bank loan to finance the Brite acquisition puts InterVoice at financial risk" (pages 12-13); (ii) "Risk Factors - Failure or inability to successfully integrate the operations and products of Brite could negatively impact InterVoice's business" (page 13); (iii) "The Merger - AT&T Warrant" (page 45), "The Merger - Brite Stock Option Plans" (page 43) and "Risk Factors - - Certain arrangements may have influenced the decision of Brite's board of directors to recommend the merger" (page 18); and (iv) "The Merger - Fees and Expenses" (page
45). The information is incorporated by reference and is deemed to be a part of this quarterly report on Form 10-Q.

YEAR 2000 COMPLIANCE

Many installed computer systems used by numerous companies to run a variety of applications are not capable of processing date sensitive information that falls beyond the twentieth century. The Company was concerned that unless these computer systems were replaced or upgraded prior to the year 2000 to process such date sensitive information, the systems might experience severe operating difficulties or system failures.

Beginning in fiscal 1996, the Company initiated a program to replace and upgrade its information systems to accommodate the Company's growth, improve productivity and remediate any century compliance problems. This program was substantially completed during the third quarter of fiscal 1999.

Additionally, the Company created a year 2000 project team to review and test its information technology systems and non-information technology systems and to resolve any century compliance issues that were found. The team also worked to ensure that any replacements and upgrades to the Company's information systems were century compliant before they were implemented. In this regard, the team also worked with third party vendors to assess the year 2000 readiness of its information technology systems. The year 2000 readiness of the Company's information technology systems is, therefore, partially dependent upon the accuracy of disclosures and representations made by third party vendors, such as Oracle, PeopleSoft, MicroSoft, IBM and Dell Computer. Because most of the expenditures to replace and upgrade the Company's internal systems were incurred in the ordinary course of business (i.e., on a non-accelerated basis), the Company did not incur material incremental expenses in connection with its year 2000 remedial efforts.

As a result of the program to replace and upgrade its internal systems, and the efforts of the year 2000 project team, the Company's mission-critical internal systems were century compliant in all material respects prior to January 2000. Accordingly, the Company did not experience any system failures in connection with its mission-critical internal systems. While it is unlikely that the Company will experience any significant year 2000 issues with its mission-critical internal systems after the date this quarterly report is filed, there is still a possibility that the Company may, in the future, experience century noncompliance issues with such systems.

The Company created a detailed year 2000 testing program for its mission-critical systems. During the first fiscal quarter, the Company completed a century compliance testing and remediation program for its customer service systems. The Company substantially completed its testing and remediation program for year 2000 issues with respect to mission-critical systems during the third fiscal quarter. Prior to the merger, Brite had conducted a testing and remediation program for year 2000 issues associated with its mission-critical systems. The Company also reviewed and confirmed the year 2000 readiness of mission-critical systems acquired in the merger that remained in operation after the end of calendar year 1999.

Many mission-critical systems and/or system applications associated with the domestic operations of Brite, such as finance and purchasing, were transitioned to the Company's existing enterprise system before the year 2000.

The commencement of the Company's fiscal year 2000 on March 1, 1999 helped to accelerate its year 2000 testing program, particularly for mission-critical financial, manufacturing and order entry applications which process dates that reflect the fiscal year end date (i.e., February 29, 2000).

In addition to assessing and testing internal business systems for year 2000 readiness issues, the Company also reviewed its other contingency plans for system failures that might have, but did not, arise in connection with the millennium transition. The Company used certain previously developed disaster recovery processes and procedures that would have allowed it to continue critical business operations in the event of a software or hardware failure, or the failure of infrastructure services (i.e., electricity, telephone services, water transport, internet services, etc.).

These disaster recovery processes and procedures generally involved manual "work arounds" and alternate computerized solutions. The Company determined that these processes and procedures were adequate in light of potential century compliance issues. As part of the contingency plan, the Company acquired auxiliary power generators to help operate mission-critical systems in the event of temporary power failures. The Company also implemented plans for addressing any year 2000 readiness issues or concerns of customers during the weeks surrounding the turn of the century. These plans included additional staffing in the Company's RealCare maintenance department, specific procedures for diagnosing and resolving year 2000 readiness issues for customer systems, restrictions on vacations during the January 1st time-frame, and additional phone capacity to handle any increase in customer service calls.

Based on a thorough review and testing of its software products and other products, the Company believes that its current products are century compliant. The Company began designating certain products as such in June 1997. Brite began designating certain of its products as century compliant beginning in August 1998. The Company's assessment of its current products, including Brite's products, was partially dependent upon the accuracy of disclosures and representations concerning century compliance made by its suppliers, such as MicroSoft, IBM and Dell Computer. However, the Company was concerned that many customers were using earlier versions of software products and other products that the Company had not designated as century compliant. The Company had instituted programs to actively warn these customers of the risks associated with using software and other products which may not be century compliant, and to actively encourage such customers to migrate to the Company's current products.

The Company did not experience a significant increase in customer service calls during the first two weeks of January 2000. Any customer service inquiries which were, or might have been, related to the century date change, generally involved minor nonconformities which were resolved within 24 hours or less. While the Company may receive some additional customer service calls relating to the century date change, the Company does not anticipate receiving many such inquiries.

The Company has not been required to defend its products or services in judicial proceedings related to the century date change. As a result of the Company's success in minimizing and resolving century noncompliance issues and notifying customers of the actions necessary to avoid such issues, the Company believes it is unlikely that it will be required in the future to defend its products or services in proceedings against claims based on century noncompliance issues. However, there is no assurance the Company will not be involved in such proceedings in the future.

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as Siemens AG, an InterVoice-Brite distributor, which accounted for over ten percent of the Company's total sales during fiscal 1997, since such customers generally are not contractually obligated to place further orders with the Company.

o The Company's ability to retain its managed services customer base which is comprised of a limited number of telecommunications companies, since such customers generally have a limited commitment to continue to purchase such services from the Company

o Legislative and administrative changes and, in particular, changes affecting the telecommunications industry, such as the Telecommunications Act of 1996. While many industry analysts expect the Telecommunications Act of 1996 ultimately to result in at least a temporary surge in the procurement of telecommunications equipment and related software and other products, there is no assurance that the Company can estimate with sufficient accuracy those products which will ultimately be purchased, the timing of any such purchases or the quantities to be purchased.

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

o The quantity and size of large sales (sales valued at approximately $4 million or more) during any fiscal quarter, which can cause wide variations in the Company's sales and earnings on a quarter to quarter basis.

o Ability of the Company to properly estimate costs under fixed price contracts in developing application software and otherwise tailoring its systems to customer-specific requests.

o The ability of the Company to avoid liquidated damages under certain customer contracts is dependent upon the Company's ability to avoid performance delays and/or system operating interruptions.

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

o The Company's business transactions in foreign currencies are subject to adverse movements in foreign currency exchange rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's current term loan and revolving credit agreement provides for borrowings which bear interest at variable rates based on either a prime rate, the federal funds rate or the London Interbank Offering Rate, plus an applicable margin. As of January 14, 2000, the Company had $100 million outstanding pursuant to the credit agreement. Due to the magnitude of this credit facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material. On December 10, 1999, the Company entered into interest rate swap agreements to hedge its exposure to interest rate fluctuations. Swaps hedging $50 million of the Company's borrowings mature June 9, 2002 and limit the interest rate on such borrowings to a maximum of 8.7%. Swaps hedging the remainder of the Company's borrowings mature June 9, 2000 and limit the interest rate on such borrowings to a maximum of 8.4%.

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

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

27.1      Financial Data Schedule

99.1 Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4, as amended (incorporated by reference to pages 12, 13, 18 38-40, 43 and 45 of the Registration Statement on Form S-4/A (Amendment No. 1) filed by the Company on July 13, 1999).


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  INTERVOICE-BRITE, INC.




Date: 01/14/00                                    By: /s/ ROB-ROY J. GRAHAM
                                                     ---------------------------
                                                      Rob-Roy J. Graham
                                                      Chief Financial Officer
                                                      (Chief Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
27.1                Financial Data Schedule

99.1                Pages 12, 13, 18, 38-40, 43, and 45 of the Registration
                    Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration
                    Statement on Form S-4/A (Amendment No. One) filed by the
                    Company on July 13, 1999).
