Form 10-K
period 2000-02-29
INTERVOICE BRITE INC
filed 2000-05-26
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 26, 2000

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

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                                            ----------   ----------

                                   ----------

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K. [             ]
                              ------------

                 AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NONAFFILIATES AS OF MAY 22, 2000: $459,001,214
                                                    ------------
                        NUMBER OF SHARES OF COMMON STOCK
                   OUTSTANDING AS OF MAY 22, 2000:    32,785,801
                                                    ------------

                      DOCUMENTS INCORPORATED BY REFERENCE

LISTED BELOW ARE DOCUMENTS PARTS OF WHICH ARE INCORPORATED HEREIN BY REFERENCE
      AND THE PART OF THIS REPORT INTO WHICH THE DOCUMENT IS INCORPORATED:

   (1) PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS - PART III.


================================================================================

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                               PART I                                    ----
ITEM 1.    Business........................................................................................1
           Call Automation Industry........................................................................7
           Markets........................................................................................11
           Product Strategy...............................................................................13
           Products and Services..........................................................................16
           Competition....................................................................................21
           Distribution...................................................................................21
           Backlog........................................................................................24
           Research and Development.......................................................................25
           Proprietary Rights.............................................................................25
           Manufacturing and Facilities...................................................................27
           Employees......................................................................................29

ITEM 2.    Properties.....................................................................................32

ITEM 3.    Legal Proceedings..............................................................................32

ITEM 4.    Submission of Matters to a Vote of Security Holders............................................33

                                                              PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................34

ITEM 6.    Selected Financial Data........................................................................35

ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................37

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk.....................................62

ITEM 8.    Financial Statements and Supplementary Data....................................................63

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................................................101

                                                              PART III

ITEM 10.   Directors and Executive Officers of the Registrant............................................102

ITEM 11.   Executive Compensation........................................................................102

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management................................102

ITEM 13.   Certain Relationships and Related Transactions................................................102

                                                              PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................103





                                       (i)

                                     PART I

ITEM 1. BUSINESS


         InterVoice-Brite, Inc. (together with its subsidiaries, collectively referred to as the "Company") develops, sells and services call automation systems. The Company's historical emphasis has been on interactive voice response ("IVR") systems providing automated customer service and self-help applications which permit individuals using the touchtone pad on their telephones; personal computers connected to telephone networks or the internet; or voices over telephone networks or the internet to access and/or provide information to computer data bases utilized by businesses. The Company recently has expanded its product line to include customer relationship management ("CRM") systems which combine telemarketing capabilities and the ability to generate sales without human interaction, (i.e. e-commerce), in addition to automated customer service and self-help applications.

         The Company also has focused on systems marketed to telecommunications service providers which use them to provision a variety of automated services to reduce costs, such as processing collect, debit and credit card calls, and to provision advanced revenue generating calling features, such as prepaid calling services, voice and text messaging, internet connectivity and voice dialing. Consistent with this focus, the Company merged with Brite Voice Systems, Inc. ("Brite") during the second quarter of fiscal 2000. The majority of Brite's sales were to telecommunication service providers, providing call automation systems and services which incorporated prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions. As a result of the merger, the Company has become a leading supplier of, and generates the majority of its revenues from, the sale of enhanced telecommunications systems and services. The Company expects to continue to evaluate merger and acquisition prospects and pursue other corporate development activities to supplement its internal technology and product development.

         The Company's products can be divided into two categories: (i) IVR and CRM systems that reduce customers' costs or improve the efficiency of services provided to end-user customers, and (ii) enhanced telecommunications services systems that increase customers' revenues through increased subscription or user fees. Typical IVR systems that reduce customers' costs or improve efficiency are found in automated customer service and self-help applications. Callers using such systems can access personalized account balances for bank, credit card or mutual fund accounts; order products or product literature for delivery by mail or by facsimile; pay bills; enroll for college courses; apply for credit cards and receive stock quotes or other personalized information. The use of the Company's systems to respond to routine requests for information reduces customers' direct labor costs, and allows live agents to handle more complex questions and problems, thereby improving customer service. CRM systems improve call center efficiency by automating routine customer service requests and by providing telemarketing capabilities by automatically dialing phone numbers and only transferring a call to a live agent if the call is answered and the called party remains on the phone. Such systems also are being utilized in internet e-commerce environments to automate order processing and fulfillment. IVR and CRM systems are generally marketed to businesses, and are generally installed at the customer premises.

         Examples of services provisioned or developed for telecommunications network service include prepaid calling services, voice messaging/voicemail, voice activated dialing and wireless internet connectivity. Such systems are generally installed within the service providers' networks, increasing their revenues through increased network usage.

Systems

         The Company's IVR and CRM systems are sold under the trade names "OneVoice" and "AgentConnect", respectively. OneVoice systems sell at list prices ranging from approximately twenty five thousand to millions of dollars and support from two to thousands of voice and data channels. Scalability is a distinguishing factor for all OneVoice systems. Such systems can incorporate either multiple voice processing modules of up to 96 voice and data channels per module or multiple units of the

Company's NSP 5000 platform, which can provide up to 1400 voice and data channels per platform. The Company's voice processing modules and/or NSP 5000 platforms can be connected by local or wide area networks for a single point of management, control and redundancy. AgentConnect systems sell at list prices ranging from approximately two hundred fifty thousand to millions of dollars and support from four to 40 agent positions on a single voice processing module. Multiple AgentConnect modules can be connected via a node adapter to form systems to support up to a total of 128 agents.

         Systems sold to telecommunications service providers enable the providers to deploy a variety of revenue generating services, including:

                  Debit /Prepaid Calling. The Company's Brite-Debit(R) applications deliver the ability for telecommunications companies to provide services to subscribers extending beyond traditional monthly billed service. This capability allows wireless and wireline companies to provide service through the use of credit cards and debit cards. Services can also be provided on a prepaid basis, requiring credit cards or purchase vouchers to initialize or "re-charge" an account. Unlike traditional telephone company services where service usage measurements are collected and bills are generated offline at the end of the billing cycle, prepaid or debit services require that this billing function occur as part of the call processing system and in "real time" to allow the user to always have access to a current balance record. Further, the system must have the ability to "tell" the user the balance in the account. This ability to perform not only voice processing and call processing, but also call costing and customer account adjustment, is a technical task similar to the functionality provided by telecommunications switches and billing systems operating simultaneously and in real-time.

                  The Company's BriteStar(TM) product line, developed during 1998, is a unique handset-based prepaid solution, specifically for wireless providers. BriteStar uses powerful encryption technology to store the user's credit within the handset itself, and allows the handset to securely monitor the value of all calls made, so that the user credit level is never exceeded. It allows network operators to launch a prepaid service with a very short time to market, to simplify network integration and to use network resources in a highly efficient manner. BriteStar also offers key subscriber benefits, such as credit display on the handset, and is the first prepaid solution capable of full international roaming. BriteStar was developed jointly with Telemac Corporation and Philips Consumer Communications, combining the Company's expertise in system delivery and network integration with Telemac's leadership in switch independent handset-based prepaid wireless technology and Philips' expertise in handset production.

                  Wireless Internet Connectivity. The Company provisions wireless telecommunications network services providers with systems which interface wireless telephones to the internet. With internet connectivity, wireless telephones can be used to access internet and corporate intranet based services, such as Email and stock quotes. Additionally, wireless telephone subscribers can access services provided by their network service providers' intranet, such as billing records and subscription information for new services.

                  Unified Messaging. Unified Messaging allows users to store, send and receive voice messages, Email messages and facsimiles over the telephone or internet. Users can use wireline or wireless telephones to access voice mail functions and can have Email messages and facsimiles read to them by such systems using text-to-speech technology. Users can also use devices connected to the internet to access Email and facsimile functions and, through voice over internet protocol (VOIP), can access voice mail functions. Unified messaging systems are marketed by the Company to telecommunications network service providers throughout the world.

                  Voice Messaging. Voice messaging (or voice mail) allows users to store, send and receive information over the telephone or Internet. In addition to voice mail, the systems provide call answering, call routing, paging, short message delivery, dictation and automated attendant features. The Company's range of voice messaging services can be combined to offer a wide range of value-added services for network service providers.

                  Voice Activated Dialing. This application allows wireless carriers to provide a cellular telephone user access to telephone numbers using spoken commands rather than the keys on the cellular telephone. The use of voice activated dialing permits drivers to keep their hands on the wheel and eyes on the road, promoting safety and convenience of use. VoiceSelect(R) and BriteTalk(TM) are marketed to cellular providers around the world.

                  Enhanced Calling Card. BriteCall(TM), developed in 1998, and ECC(TM) offer postpaid and enhanced calling card capabilities, including voice activated dialing and speed dialing. Both are robust, distributed and network grade products integrating multiple services on a single platform.

         Systems marketed to telecommunications service providers sell at list prices ranging from approximately two hundred fifty thousand to millions of dollars and support from 96 to thousands of lines per system. These systems share the scalability attributes of the Company's OneVoice and AgentConnect Systems as they are based on the Company's NSP 5000 platform. Multiple NSP 5000 platforms can be connected by local or wide area networks to provide single system appearance, management control and redundancy.

Managed Services

         As a complement to its systems sales, the Company provides certain automated call processing services on a managed services basis. In a typical managed service relationship, the Company provides all necessary equipment and operational personnel, allowing the customer to avoid both the front-end cost of purchasing equipment, and the continuing cost of adding personnel to staff a function outside of its expertise. Charges for these services may be based on fixed rates per month, per call or per minute, or may consist of a share of the revenue or profits generated by the service.

         The Company provides its prepaid calling applications (BriteDebit and BriteStar) to network operators on a managed service basis, in addition to offering a system purchase option. Under these arrangements, the Company provides the hardware platform which carries traffic on the prepaid network, rates calls and keeps track of individual subscriber balances, processes account replenishment and provides customer support representatives to assist subscribers with problems. The Company's platform can be easily expanded to meet increased demand and combines many features in a manner that the Company believes are unmatched in the industry. The advantage to the network provider is a completely bundled service, which requires no front-end purchase of equipment, a fixed cost to provide the service, and the avoidance of continuing costs of operational personnel on staff.

         The Company's TeleRent(R) service provides readers of apartment rental guides access to information concerning rental properties in the local area. Callers to the system may receive more detailed information about an apartment or complex than can be conveyed in a printed ad. Callers can direct connect to the leasing agent, leave messages, or receive a fax of a floor plan or contract. The Company receives a monthly fee for each listing sold in the rental guide.

         The Company sells its IVR and CRM products directly and through more than 130 domestic and international distributors. The Company generally sells its products directly to telecommunications network service providers. Since the Company's inception in 1984, the number of worldwide installations of the Company's systems has grown to nearly 18,000 located in 70 countries. The customers to which the Company has sold systems include Aetna, Bank of America, BankOne, California Federal Bank, Chase-Manhattan Bank, CitiBank, Fidelity Investments, First Union Corporation, J.C. Penney, J. P. Morgan, Martin Marietta, Merrill Lynch, Microsoft, National Data Corporation, National Westminster Bank U.K., Sears Roebuck and Co., Social Security Administration, the Internal Revenue Service, TU Electric, USAA and Wachovia Bank. The Company's telecommunications service provider end-users include AT&T, Ameritech, Avantel (Mexico), Bell Canada, British Telecom (including BTCellnet), CANTV (Venezuela), Cellular One, Codatel (Dominican Republic), CTC (Chile), CTI (Argentina), Guatel (Guatemala), GTE, Hutchison Telecom (Hong Kong), Iusacel (Mexico), MCI/Worldcom, Mannesmann (Germany), Movilnet (Venezuela), NPT (People's Republic of China), Qwest/LCI International, RadioFone, Rogers/Cantel (Canada), Singtel (Singapore), Sprint (including Sprint PCS), Telcel (Venezuela), Telefonica (Spain), Telecom Asia (Thailand), Tella Nara (Sweden), Turkcell, Unicom (People's Republic of China) and US West. British Telecom accounted for 16% of the Company's total sales during fiscal 2000. There were no other customers accounting for 10% or more of the Company's sales during fiscal 2000, nor did any customer account for 10% of the Company's sales during fiscal 1999 or 1998.

CALL AUTOMATION INDUSTRY

         The number of telephone calls and, more recently, internet inquiries (whether voice-based or HTML-based) requesting information or requiring operator assistance that must be handled by businesses, telecommunications network service providers and other organizations has increased dramatically in recent years. Traditionally, consumers obtained information or services from organizations such as banks, insurance companies, or telephone companies by phoning a customer service representative, agent, or operator who used a terminal linked to a computer to process the data or service request. The major disadvantage of this procedure is the high cost of providing a large number of individuals to answer calls and provide service, which imposes practical limits on access frequency and the amount of information and level of service that can be given to each caller. Another disadvantage is that, if the volume of calls increases or substantially varies with the time of day or other factors, the potential for service delays and errors may increase. As a result of these high costs and inefficiencies, organizations have increasingly turned to various methods of automation to process such calls. With IVR systems, callers receive accurate responses to routine service requests allowing customer service representatives to work on other important tasks requiring their personal expertise. In certain system applications, such as credit limit requests, callers may prefer dealing with an IVR system rather than an individual in order to preserve privacy and confidentiality. The Company believes that such systems provide better service to more customers without additional staff, improve customer and employee retention, and can result in significant cost savings to the Company's customers.

         Businesses also have begun to employ CRM systems to enhance customer retention through improved customer interaction. Such systems enhance customer service, facilitate focused telemarketing initiatives and support internet e-commerce capabilities to automate order processing and fulfillment. Telecommunications service providers utilize IVR systems at a significant cost savings to automate calls which formerly required operator assistance.

         IVR systems traditionally have been interfaced to public telephony networks. Recently, the internet has evolved to become a voice and data communications network similar to public telephony networks. As a natural extension of its product strategy, the Company has adapted its products to permit customers to interface their IVR systems to the internet in addition to, or simultaneously with, public telecommunications networks. The Company's products, in conjunction with the internet and public switched telecommunications networks, make it possible for users of multimedia personal computers and certain handheld, wireless devices to access information and data in any combination of voice, graphic and image formats.

         IVR systems also have traditionally relied upon the touchtone pad of a telephone as an input device. As another natural extension of its product strategy, the Company has focused on enabling its products with speech recognition capabilities as a replacement or complement to the touchtone pad. This allows the Company to broaden its marketing efforts into vertical markets where data input via the touchtone pad is not end-user friendly, such as systems providing airline flight information, discount brokerage services and travel reservations. Speech recognition is also an important feature in the telecommunications service features made possible by the Company's wireless internet product offerings.

         Call automation systems also provide new, high margin services which telecommunications companies market to their subscribers to increase network usage and, thus, revenues. Such services include prepaid or calling card billing, wireless internet connectivity, voice dialing, voice messaging, pager capabilities and short message services. Unlike traditional telephony services where service usage measurements are collected and bills generated offline at the end of a billing cycle, many of these services require that the billing function occurs in real-time as part of the call. This technical task is similar to the functionality of telecommunications switches and billing systems, operating simultaneously.

The Company's call automation systems address the markets below:

         Network-based enhanced services systems allow telecommunications service providers to automate calls formerly requiring operator assistance and to provide revenue generating, advanced calling features such as voice and text messaging, prepaid and postpaid calling cards, wireless internet connectivity, one number personal numbering plans and voice dialing. The Company's sales of such systems accounted for approximately 53% of the Company's total systems sales in fiscal 2000.

         Interactive voice response (IVR) systems allow the use of a wide variety of devices, such as telephones, facsimiles or personal computers in conjunction with public and private telecommunication networks and/or the internet to input or retrieve information or request services from a computer data base. Applications include checking account balances, credit card authorizations, insurance claims and automating telephone calls formerly requiring operator assistance. The Company's sales of such systems accounted for approximately 36% of the Company's total systems sales in fiscal 2000.

         Outbound call processing involves the automatic dialing of telephone numbers and the use of computerized voice messages and live agents to communicate with customers and prospects. Applications include customer notification, delinquent bill collecting and the telemarketing of goods and services. The Company's sales of such systems accounted for approximately 2% of the Company's total systems sales in fiscal 2000.

         Businesses have begun to experience a demand for customer relationship management (CRM) that must simultaneously address customer needs in the IVR and outbound call processing markets. Larger enterprises, for example, are beginning to consolidate their customer service and telemarketing functions into multi-purpose call centers which handle both in-bound and out-bound calls. This consolidation has created a need for the Company's multi-purpose AgentConnect product which supports individuals who may simultaneously serve as customer service and telemarketing representatives. AgentConnect systems deployed in such a manner accounted for approximately 9% of the Company's total systems sales in fiscal 2000.

MARKETS

         The general public has become increasingly receptive to business related call automation systems, having become familiar with such technology from early adopters in the banking industry. IVR systems are becoming more pervasive in a wide variety of industries and applications as indicated below:

         INDUSTRY                                  APPLICATION
         --------                                  -----------
   Banking/Financial Services                 Customer Service

                                              Bill Payment

                                              401(k)/Administration

                                              Stock/Mutual Fund Trading

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

                                              Grade Reporting

                                              Financial Aid

                                              Housing

   Electronic Benefits Transfer               Child Support

                                              Welfare Payments

                                              Food Subsidies

   Travel / Hospitality                       Arrival/Departure Information

                                              Reservations

The Company initially focused on the banking and financial services market and continues to evaluate a wide variety of potential industry specific or "vertical" markets based on their potential for rapid acceptance of call automation technology.

         Additionally, wireline and wireless telecommunications service providers rely on call automation systems to provision new services to improve network utilization, to aid in subscriber retention, and to provide product differentiation, all of which increase the provider's revenues. Such services include: voice messaging/voice mail; prepaid, credit and debit calling; wireless internet connectivity; and voice activated dialing.


   NETWORK SERVICE PROVIDER                          SERVICES
   ------------------------                          --------
   Local Exchange Carriers (LEC's)                   Voice messaging/mail

                                                     Unified messaging

   Competitive Local Exchange Carriers (CLEC's)      Voice messaging/mail

                                                     Unified messaging

   Interexchange Carriers (IXC's)                    Prepaid, credit call and

                                                       debit card calling

                                                     Voice activated dialing

   Wireless Network Operators                        Voice messaging/mail

                                                     Prepaid, credit call and

                                                       debit card calling

                                                     Internet connectivity


                                                     Voice activated dialing

                                                     Unified messaging

PRODUCT STRATEGY

         The Company's products are designed to assist its customers in achieving the following objectives:

         o        Increase revenues

         o        Reduce costs

         o        Improve customer and/or employee service

         o        Provide product and service differentiation

         The Company believes that its OneVoice, AgentConnect and enhanced telecommunications services systems enable the Company's customers to handle more calls with fewer delays and errors at a lower cost than through use of customer service representatives, agents or operators while preserving callers' privacy and confidentiality. AgentConnect allows the Company's customers to contact a large number of people in applications such as collections and telemarketing while improving the productivity of their agents. Both OneVoice and AgentConnect operate on the Company's NSP 5000 call automation platform which can simultaneously host both systems, each of which, in turn, can simultaneously host multiple applications. This allows the Company's customers to leverage and cost effectively expand their investments in their OneVoice and/or AgentConnect systems.

         The Company also has adapted its NSP 5000 call automation platform to host its systems which address the growing telecommunications market. The Company's telecommunication systems provide network based automated operator services and high margin, revenue generating applications such as voice messaging/voice mail, prepaid, credit and debit card calling, wireless internet connectivity and voice activated dialing.

         The Company focuses its development efforts on call automation technology. Industry standard computer platforms and operating systems are leveraged to allow the Company to take advantage of third party hardware and software technology advances. This strategy offers customers the option to select the computer platform and operating system of their preference should they wish compatibility with other computer hosted systems.

         The Company has developed a variety of call processing functions featuring the following characteristics:


         Host Computer Platform Independence. The Company's hardware and software are designed to be independent of the host computer platform through compliance with industry standards. The same hardware and software can operate on computer platforms produced by a variety of manufacturers, allowing the Company to deliver its systems integrated with the computer platform of its customers' choice instead of dictating a specific computer platform. This is an important factor in vendor selection for many of the Company's current and potential customers and allows the Company to avoid the expense of maintaining multiple versions of the Company's hardware and software.

         Operating Software Independence. The Company's InterSoft run time software, which is utilized by the Company's OneVoice, AgentConnect and enhanced telecommunications services systems, is simultaneously compatible with all popular operating systems, such as Windows NT, UNIX, Linux and OS/2. This operating software independence allows the Company to give its customers freedom to choose an operating system, an important factor in vendor selection for many of the Company's current and potential customers. This operating software independence also allows the Company to avoid the expense of maintaining multiple versions of the Company's InterSoft run time software.

         Flexible Programming. The Company offers its customers a wide variety of software features that can be included in OneVoice, AgentConnect and enhanced telecommunications services systems in a number of diverse product applications. The Company recently introduced a graphical user interface (GUI) software development tool, InVision, which simplifies the generation and customization of customer applications.

         System Expandability/Networking. The Company's basic OneVoice system can be expanded from two up to 96 voice and data channels per module. OneVoice and enhanced telecommunications services systems which utilize the NSP 5000 platform can be expanded from 24 to 1400 voice and data channels per platform by adding expansion cards without software changes. Platforms can be interconnected via a local or wide area network to provide simultaneous access for thousands of callers while maintaining control from a single, networked workstation. AgentConnect modules are expandable from 4 to 40 voice and data channels per system and multiple AgentConnect modules can be connected via a node adapter to support up to a total of 128 agents.

         Voice and Data Connectivity: Systems can be connected to most digital and analog PBX's, central office switches and to a wide variety of host computers and enterprise systems.

         The Company's products are designed and manufactured to be highly reliable and to require minimum maintenance, most of which can be handled from the Company's headquarters using on-line remote diagnostic and test capabilities. The Company utilizes an independent service company with local offices throughout the United States to perform domestic on-site service. The Company electronically dispatches service technicians when customer maintenance or repair is required. The Company uses a combination of its own staff as well as distributors to provide international system maintenance and service.

PRODUCTS AND SERVICES

         Systems sales made up approximately 75% of the Company's sales during fiscal 2000.

OneVoice Systems

         OneVoice systems are primarily focused on the customer premise equipment market and comprised approximately 36% of the Company's systems sales in fiscal 2000. These systems combine a variety of standard computer platforms and standard operating systems with the Company's proprietary run-time software, InterSoft, and Company developed and third party developed voice processing boards to perform call automation functions. Each OneVoice system utilizes the same proprietary InterSoft run time software, allowing the Company's customers to expand their OneVoice systems via the addition of expansion cards or via the linkage of multiple modules or systems through a local or wide area network, as capacity and other requirements grow. OneVoice systems can be configured using a variety of computer platforms and operating systems depending on the customer's preferences and processing requirements.

         The Company integrates compatible programmable add-in cards with InterSoft run time software to interface OneVoice and AgentConnect (see below) systems with enterprise systems predicated on host computers produced by IBM, Unisys, NCR, DEC, and others, using standard communications protocols and native terminal emulation via the Internet; local area networks, including the IBM Token Ring, Ethernet and Arcnet; advanced wide area networks, including ISDN-PRI and X.25; and customer private networks.

AgentConnect Systems

         AgentConnect systems are ideal for regional or branch offices of large businesses for provisioning integrated inbound and outbound CRM systems. These systems combine PBX functionalities with ISDN-PRI capabilities to enable the transmission of both voice and data on a single line to support agent query in both customer service and telemarketing environments. Internet connectivity also supports the automation of internet-based order processing and fulfillment. AgentConnect systems deployed as CRM solutions accounted for 9% of the Company's systems sales in fiscal 2000.

         AgentConnect systems also can be utilized to provide outbound call processing. AgentConnect systems deployed in such a manner accounted for 2% of the Company's systems sales in fiscal 2000. A typical application of such a system permits the Company's customers to improve the productivity of their telemarketing operations by automatically dialing phone numbers and only transferring a call to an agent if the call is answered and the called party remains on the phone. Patented advanced call processing monitoring and automatic call pacing algorithms also improve productivity by transferring a caller to a telemarketing agent immediately upon completion of the agent's previous call.

Enhanced Telecommunication Services Systems

         The Company's enhanced telecommunications services systems are similar in design to the OneVoice system and utilize much of the same proprietary hardware and software. These systems provide telecommunications network operators with automated operator services (such as processing prepaid and credit card calls) and revenue generating enhanced telecommunication features (such as wireless internet connectivity, voice mail, short voice and text message delivery, "one number" services and voice activated dialing). These systems accounted for 53% of the Company's systems sales in fiscal 2000.

         Enhanced telecommunications services systems are comprised of the Company's suite of telecommunications applications running on the Company's NSP 5000 Platform (see below). Initial deployment of services and features as well as system expansions are accomplished cost-effectively as a result of the NSP 5000 platform's scalability attributes. The Company's enhanced telecommunications services systems incorporate standards based signaling protocols, such as signaling system seven (SS7), and can be linked together via local or wide area networks to provide application control from a single workstation.

Services

         Services sales made up 25% of the Company's total sales during fiscal 2000. Services include managed services, maintenance and other services, such as installation and training. Other services were less than 1% of the Company's total services sales.

         Managed Services. Managed Services constituted 59% of the Company's services sales during fiscal 2000. As a complement to its system sales, the Company provides certain voice and call processing services on a managed services basis. In a typical managed service relationship, the Company provides all necessary equipment and operational personnel, allowing the customer to avoid both the front-end cost of purchasing equipment, and the continuing cost of adding personnel to staff a function that is outside its expertise. Charges for these services may be based on fixed rates per month, per call or per minute, or may consist of a share of the revenue or profits generated by the service.

                  The Company provides its prepaid calling applications (BriteDebit and BriteStar) to network operators on a managed service basis in addition to offering a system purchase option. Under these arrangements, the Company provides the hardware platform which carries traffic on the prepaid network, rates calls and keeps track of individual subscriber balances, processes account replenishment and provides customer support representatives to assist subscribers with problems. The Company's platform can be easily expanded to meet increased demand and combines many features in a manner that the Company believes are unmatched in the industry. The advantage to the network provider is a completely bundled service, which requires no front-end purchase of equipment, a fixed cost to provide the service, and the avoidance of continuing costs of operational personnel on staff.
                  The Company's TeleRent(R) service provides readers of apartment rental guides access to information concerning rental properties in the local area. Callers to the system may receive more detailed information about an apartment or complex than can be conveyed in a printed ad. Callers can direct connect to the leasing agent, leave messages, or receive a fax of a floor plan or contract. The Company receives a monthly fee for each listing sold in the rental guide.

         Systems Maintenance. Systems maintenance made up 41% of the Company's services sales during fiscal 2000. The Company offers its customers system maintenance programs which combine on-line remote diagnostic and test capabilities with nationwide on-site repair performed, in part, by independent service providers. These programs enable customers to access the Company's help desk, to receive diagnostic tests, and, if necessary, to receive software modifications. When on-site repair is required, the Company may electronically dispatch its independent service providers or company service technicians while monitoring and directing repair activities. The Company uses a combination of its own staff as well as distributors to provide international system maintenance and services.

InterSoft

         The Company's InterSoft run time software offers customers a variety of call automation features that can be included in customer applications utilizing the interfaces to the internet and public and private switched telephone networks; interfaces to most PBX's and network switching elements; all telephony signaling protocols; and speech recognition capabilities.

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

Network Services Platform (NSP) 5000

         The NSP 5000 platform is a Company proprietary design which utilizes a standards-based, compact, modular, passive backplane allowing high port density per system, a critical factor for call center and telecommunications applications. The passive backplane design allows for easy system expansion and for the upgrade of standards-based system components, such as CPU's, as third party technologies advance. The NSP 5000 can utilize any one of the following operating systems: Windows NT, Unix, Linux, or OS/2.

COMPETITION

         The call automation industry is fragmented and highly competitive. Based on industry surveys, InterVoice-Brite is the only company participating in the IVR market with more than a 10% market share. The Company believes it is second in market share in the enhanced telecommunications services systems market.
         Technological advances are critical to industry leadership and the Company competes primarily on the basis of a broad range of product capabilities and features, professional services (such as system customization), and customer support services. The principal competitors for the Company's IVR systems include Lucent Technologies and Nortel Networks. The principal competitors for the Company's CRM systems include Davox, EShare and Lucent Technologies. The principal competitors for the Company's telecommunications products include Lucent Technologies, Comverse Technology and Glenayre Technologies. The Company anticipates that competition from existing competitors will continue to intensify. The Company may also face market entry from non-traditional competitors, including digital telephone switching equipment manufacturers and independent call automation service bureaus. Some of these competitors have greater financial, technological and marketing resources than the Company.

DISTRIBUTION

         The Company markets its IVR and CRM products through both direct and indirect sales channels. During fiscal 2000, approximately 58% and 42% of such total sales were attributable to direct sales to end-users and to sales to distributors, respectively. The Company provides discounts to volume end-user purchasers and its distributors reflecting decreased costs associated with such sales. The Company's telecommunications products are generally marketed through direct sales channels. During fiscal 2000, sales to existing customers, as a percentage of the Company's total sales, were 65%, the same as in fiscal year 1999, as the Company's customers continued to expand their systems and to add new and/or enhanced applications. The Company anticipates that sales to existing customers, as a percentage of the Company's total sales, will continue to be a significant percent of its total sales as it focuses additional marketing efforts on its installed base. British Telecom accounted for 16% of total sales in fiscal 2000. Otherwise, no company accounted for 10% or more of total sales during fiscal 2000, 1999 or 1998.

United States Distribution

         The Company sells its IVR and CRM products directly to end-users and more than 85 distributors in the United States. This distributor network allows the Company to leverage an indirect sales force numbering in excess of 1,700 in addition to its domestic direct sales force of approximately 90. During fiscal 2000, approximately 71% and 29% of the Company's domestic sales of such systems were attributable to end-users and distributors, respectively. The Company's telecommunications products are generally sold by a direct sales force of approximately 15. Marketing efforts by the Company include advertising, trade shows, direct mail campaigns and telemarketing, implemented by a field sales force.

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

International Distribution

         The Company's products are currently sold in 70 countries. The Company offers its products outside the United States through a direct sales force as well as through a network of more than 45 distributors, which allows it to leverage an indirect sales force numbering in excess of 1,000 in addition to its international direct sales force of approximately 25. The Company's international telecommunications products are sold by its international sales force of approximately 40. International distributors include Information Technology & Data (Turkey), IVRS Ltd. (Hong Kong), Loxbit (Australia), OLTP Voice (Venezuela), Norstan (Canada), Minacs (Canada), Promotora Kranon (Mexico), Siemens AG (Worldwide) and Switch (Chile). Subsidiaries of the Company maintain offices in the UK, Germany, Switzerland, Italy, the Netherlands and South Africa to support sales throughout the European Community, the Middle East and Africa. Company offices in Singapore and Sydney support sales by distributors throughout the Pacific Rim. The majority of the Company's sales to Latin America are conducted from the Company's Dallas offices. Recently a subsidiary of the Company was organized in Brazil to support Latin American sales. The Company also maintains an office in Toronto to support its Canadian distributors.

         Many countries lag the United States in the acceptance of IVR and CRM technology. Government regulation of telecommunications equipment and services, and the low penetration of digital switches and touch-tone telephones, have limited sales of IVR and CRM systems in many countries. Subject to differences in culture and business practices, the Company anticipates that the international market for IVR and CRM systems will grow as other countries overcome regulatory, technological and other barriers which limit the use of such systems. The Company has seen an accelerated demand for its enhanced telecommunications services systems as a result of increased competition among international network operators, particularly for systems providing prepaid wireless calling and voice messaging/voice mail services.

         The Company believes that international buyers are attracted to its products for a number of reasons including: its digital technology; the ease with which buyers can customize applications in foreign languages; the ability of the Company's systems to support multiple languages concurrently, to interact with rotary telephones, and to support voice recognition when touchtone telephones are unavailable; and the Company's efforts in obtaining the required approvals for connectivity to the telephone networks in numerous international markets.

         International sales increased 434% and 13% in fiscal 2000 and 1999, respectively, and decreased 14% in fiscal 1998 and, as a percentage of total sales, were 45% in fiscal 2000, 18% in fiscal 1999 and 21% in fiscal 1998. Sales to the Americas (excluding the United States) constituted 19%, 55% and 54% of international sales in fiscal 2000, 1999 and 1998, respectively. Sales to the Europe, Middle East and Africa region constituted 69%, 19% and 25% of international sales in fiscal 2000, 1999 and 1998, respectively. Sales to the Pacific Rim constituted 12%, 26% and 21% of international sales in fiscal 2000, 1999, and 1998, respectively. A presentation of the Company's sales by geographical area for fiscal 2000, 1999 and 1998 is found in Note M to the Consolidated Financial Statements located in Item 8 of this report.

BACKLOG

         The Company's backlog at February 29, 2000 and February 28, 1999 and 1998 was approximately $78 million, $17 million and $11 million, respectively. The Company expects all existing backlog to be delivered within the next fiscal year. The increase in backlog during fiscal 2000 was attributable to the Company's merger with Brite. Due to customer demand, many of the Company's sales are completed in the same fiscal quarter as ordered. Thus, the Company's backlog at any particular date may not be indicative of actual sales for any future period.

RESEARCH AND DEVELOPMENT

         Research and development expenses during fiscal 2000 were approximately $61 million. Such expenses include a $30.1 million charge for in-process research and development, (see "In-Process Research and Development" below under "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations"), incurred during the second quarter in connection with the Brite merger. Net of this charge, research and development expenses were approximately $30.9 million during fiscal 2000. Such expenses were $13.3 million and $14.4 million in fiscal 1999 and 1998, respectively. The increase in fiscal 2000 in such expenses is the result of the Company's merger with Brite. Such recurring expenses during fiscal 2000, 1999 and 1998 included the design of new products and the enhancement of existing products. The Company expects to maintain its strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.


PROPRIETARY RIGHTS

         The Company believes that its existing patent, copyright, license and other proprietary rights in its products and technologies are material to the conduct of its business. To protect these proprietary rights, the Company relies on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 29, 2000, the Company owned 46 patents. In addition, the Company has registered "InterVoice" as a trademark in the United States and in certain foreign countries. The Company has also registered 34 trademarks and servicemarks in the United States for other product and service names and has registrations pending in the United States for various product and service names. The Company's software and other products are generally licensed to customers pursuant to a nontransferable license agreement that restricts the use of the software and other products to the customer's internal purposes. Although the Company's license agreements prohibit a customer from disclosing proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. Furthermore, even in cases where patents are granted, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The occurrence of the unauthorized use of the Company's proprietary information by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 3. Legal Proceedings."

         From time to time various owners of patents and copyrighted works send the Company letters alleging that its products do or might infringe upon the owners' intellectual property rights, and/or suggesting that the Company should negotiate a license or cross-license agreement with the owner. The Company's policy is to never knowingly infringe upon any third party's intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company has accelerated its program for applying for and receiving patents to reflect its technological innovations. The Company currently has a portfolio of 46 patents, and has applied and will continue to apply for a number of additional patents. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement. In certain situations, it might be beneficial for the Company to cross license certain of its patents for other patents which are relevant to the call automation industry.

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

EMPLOYEES

         As of May 22, 2000, the Company had 1,375 employees.

MERGER WITH BRITE VOICE SYSTEMS, INC. AND RELATED FINANCING

The Merger

         On May 3, 1999, the Company, through a wholly-owned subsidiary, commenced an all cash tender offer (the "Offer") for the purchase of 9,158,155 shares, or appropriately 75%, of the outstanding common stock of Brite Voice Systems, Inc. ("Brite"), at a price of $13.40 per share. The Offer was fully subscribed and expired on June 1, 1999. On August 12, 1999 the remaining 3,113,773 shares of Brite were exchanged for 2,985,792 of the Company's shares to complete the merger.

Debt Financing

         The Company entered into a term loan facility in the amount of $125 million and a $25 million revolving credit facility, of which only $10 million was drawn, to finance the merger. At February 29, 2000, the Company had repaid the $10 million drawn under the revolving credit facility and had prepaid $25 million of the principal balance of the term loan facility, reducing such balance to $100 million. On March 10, 2000, the Company prepaid another $15 million of the principal balance of the term loan facility, reducing such balance to $85 million.

         The following is a summary of the principal terms of the loan facilities, a copy of which has been filed as an exhibit to Schedule 14D-1 filed with the Commission.

         The facilities mature on August 31, 2003, and the term loan facility is subject to quarterly amortization with the first payment due on May 31, 2000. In addition, the facilities are subject to certain mandatory prepayments and commitment reductions tied to the sale of assets, the issuance of debt, the issuance of equity and the generation of excess cash flow for a fiscal year. Certain of these prepayment and commitment reduction requirements are limited by the satisfaction of certain financial ratios.

         The amounts borrowed pursuant to the revolving credit facility and the term loan facility bear interest at a rate equal to either the London Interbank Offer Rate ("LIBOR") plus an applicable margin or the alternate base rate (the higher of (i) the prime rate or (ii) the federal funds rate plus 0.50%) plus the applicable margin. The applicable margin is determined in accordance with a schedule to the related credit agreement and is determined by reference to a ratio of the Company's funded debt to EBITDA (as defined in the facilities).

         The facilities contain certain representations and warranties, certain negative and affirmative covenants, certain conditions and events of default which are customarily required for similar financing. Such covenants include, among others, restrictions and limitations on liens and negative pledges; limitations on mergers, consolidations and sales of assets; limitations on incurrence of debt; limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitations on investments and acquisitions (other than the acquisition of the Company); and limitations on capital expenditures. Key financial covenants based on the Company's consolidated financial statements include minimum net worth, maximum leverage ratio and minimum fixed charges coverage ratio.

         The facilities also require a first priority perfected security interest in (i) all of the capital stock of each of the domestic subsidiaries of the Company, and 65% of the capital stock of each first tier foreign subsidiary of the Company, which capital stock shall not be subject to any other lien or encumbrance and (ii) subject to permitted liens, all other present and future material assets and properties of the Company and its material domestic subsidiaries (including, without limitation, accounts receivable and proceeds, inventory, real property, machinery and equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles).

         The Company anticipates that the remaining indebtedness under the term loan facility will be repaid from a variety of sources, which may include funds generated internally by the Company, bank financing, and the public or private sale of debt or equity securities. No decision has been made concerning the method the Company will employ to repay such indebtedness.

ITEM 2. PROPERTIES

         The Company owns 225,000 square feet and leases 48,000 square feet of manufacturing and office facilities in Dallas, Texas and Manchester (UK), respectively. The Company also leases approximately 12,000, 4,000, 3,000, 4,000, 2,000 and 9,000 square feet of office space in Cambridge (UK), Orlando, Singapore, Sao Paulo, Jacksonville (Florida), and Chicago, respectively. The Company has also entered into a two and one half year lease agreement commencing April, 2000 for approximately 100,000 square feet of additional manufacturing and office space in Allen, Texas (a suburb of Dallas).

         The Company has suitable properties and productive capacity for its near-term requirements. Should additional office and/or manufacturing capacity be required, the Company owns land adjacent to its Dallas facility

ITEM 3. LEGAL PROCEEDINGS

         The Company provides certain automated call processing services on a managed services basis for a large domestic telecommunications company. The telecommunications company has alleged that the Company should pay monetary penalties under the managed services contract for failing to achieve certain representations, covenants and specified levels of service. The Company has acknowledged that it may owe the telecommunications company an immaterial amount as a monetary penalty for failing to adhere to a specific service level, and has denied all other alleged failures under the contract. A reserve has been established to cover the immaterial amount the Company has acknowledged it might owe. The parties are in the process of attempting to negotiate mutually satisfactory agreements to resolve their dispute, and to extend the managed services contract. There is no assurance that the parties will negotiate mutually acceptable agreements. The telecommunications company has not threatened litigation against the Company. In the event litigation is instituted against the Company concerning the dispute under the contract, the Company intends to vigorously contest the claims and to assert appropriate defenses. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation asserted against the Company in connection with the managed services contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company's outstanding shares of common stock are quoted on the Nasdaq National Market and the Chicago Stock Exchange under the symbol INTV. The Company has not paid any cash dividends since its incorporation and does not anticipate paying cash dividends in the foreseeable future. The definitive loan documentation evidencing the Company's debt facilities contains a contractual limitation on the Company restricting its ability to pay a dividend in cash or property, although the Company is permitted to pay stock dividends.

         High and low share prices as reported on the Nasdaq National Market are shown below for the Company's fiscal quarters during fiscal 2000 and 1999. Share prices have been restated to reflect a two for one stock split in the form of a 100% stock dividend paid January 11, 1999.

       Fiscal 2000                       Fiscal 1999
       -----------                       -----------
       Quarter        High       Low     Quarter     High      Low
       -------       -------   -------   -------   -------   -------
           1st       $ 13.50   $  9.06   1st       $  7.44   $  4.38
           2nd       $ 15.81   $ 11.88   2nd       $ 11.94   $  6.50
           3rd       $ 16.44   $  9.50   3rd       $ 15.09   $  7.25
           4th       $ 37.44   $ 14.75   4th       $ 18.12   $ 10.19

There were approximately 1,000 shareholders of record and approximately 12,500 beneficial shareholders of the Company at May 22, 2000. On May 22, 2000 the closing price of the Common Stock was $14.00.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. The selected consolidated financial data presented below for each of the years in the five-year period ended February 29, 2000 are derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent auditors. The consolidated financial statements as of February 29, 2000 and February 28, 1999, and for each of the three years in the period ended February 29, 2000 and the report of Ernst & Young LLP thereon, are included elsewhere herein.

                                                          FISCAL YEAR ENDED FEBRUARY 29/28
                                 ------------------------------------------------------------------------------------
                                      2000*              1999            1998**            1997***           1996
                                 --------------    --------------   --------------    --------------   --------------
Net Sales                        $  286,226,519    $  136,904,131   $  102,307,713    $  104,845,692   $   97,103,054
Income (Loss)
   from Operations                      271,557        29,148,484       (8,427,179)       17,548,615       25,054,742
Net Income (Loss)                   (14,845,728)       20,192,916       (5,139,846)       12,760,481       17,259,358
Total Assets                        303,022,716       111,529,501       84,893,475       109,239,759       89,726,806
Long Term Debt                       75,000,000         5,000,000               --                --               --

Per Diluted Common Share:
     Net Income (Loss)                     (.49)              .68             (.17)              .39              .53

Shares used in Per
     Diluted Common
     Share Calculation               30,510,408        29,772,504       31,032,672        33,182,320       32,798,866

*Fiscal 2000 income from operations and net loss were impacted by special charges of $15.0 million including: $9.1 million reported in cost of goods sold relating to a comprehensive cross-license agreement with an affiliate of Lucent Technologies, Inc. and provisions for inventories and certain intangible assets made obsolete by the Company's merger with Brite; and $5.9 million reported in selling, general and administrative expenses relating to severance payments to employees of the Company made redundant as a result of the merger with Brite, and charges to bad debts relating to the impairment of certain foreign accounts receivables and the cancellation of certain customer trade-in obligations. The Company also wrote off $30.1 million of the acquisition cost for Brite as in-process research and development. Without these items, fiscal 2000 income from operations would have been $45.4 million and net income would have been $25.1 million, or $0.77 per diluted share.

**Fiscal 1998 net sales, loss from operations and net loss were impacted by adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2), tightening of certain of the Company's credit practices, and special charges of $7.4 million. Special charges of $1.6 million reported in selling, general and administrative expenses include severances expenses associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer, and accounts receivable write-offs related to certain cancellations of service contracts. Special charges reported in cost of goods sold totaled $4.0 million of asset write-offs, including provisions for inventory obsolescence in light of a migration of the Company's customers to its NSP-5000 platform and provisions for the impairment of certain intangible assets. The Company also expensed, as in-process research and development, $1.8 million of the purchase price of the ESP product line purchased from Integrated Telephony Products, Inc. Without these items, net sales in fiscal 1998 would have been $107.8 million, income from operations would have been $2.6 million, and net income would have been $2.4 million, or $0.08 per diluted share.

***Fiscal 1997 income from operations and net income were impacted by charges totaling approximately $1.8 million and $1.3 million, respectively, or $0.04 per share, resulting from a non-recurring litigation settlement. Without these charges, net income for fiscal 1997 would have been $0.43 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

         This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business - Product Strategy," "Business - Distribution," and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers, such as British Telecom, which accounted for approximately 16% of the Company's total sales during fiscal 2000, since such customers generally are not contractually obligated to place further orders with the Company.

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

o The quantity and size of large sales (sales valued at approximately $4 million or more) during any fiscal quarter, which can cause wide variations in the Company's sales and earnings on a quarter to quarter basis. Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunications companies, include liquidated damages provisions.

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

o The ability of the Company to successfully integrate the products, customers, employees and other business components of the former InterVoice and the former Brite in an efficient fashion.

o The Company's business transactions in foreign currencies are subject to adverse movements in foreign currency exchange rates.

RESULTS OF OPERATIONS


The following table presents certain items as a percentage of sales for the Company's last three fiscal years.

                                                               Year ended February 29/28
                                                          ----------------------------------
                                                            2000*        1999        1998**
                                                          --------     --------     --------
Sales                                                        100.0%       100.0%       100.0%
Cost of goods sold                                            47.3         39.6         51.7
Gross margin                                                  52.7         60.4         48.3

Research and development expenses                             21.3          9.7         12.4
Selling, general and administrative expenses                  27.6         29.4         41.4
Amortization of goodwill                                       3.7           --           --
Non-recurring expenses                                          --           --          2.7
Operating income                                               0.1         21.3         (8.2)
Other income - net                                            (2.3)        (0.3)         0.8
Income (loss) before taxes                                    (2.2)        21.0         (7.4)
Income taxes (benefit)                                         3.0          6.3         (2.4)
Net income (loss)                                             (5.2)%       14.7%        (5.0)%

*See discussion of fiscal 2000 in Item 6, "Selected Financial Data". Had it not been impacted by merger related charges totaling $41.6 million, net of tax, cost of goods, gross margin, research and development expenses, selling, general and administrative expenses, operating income and net income as a percentage of sales would have been 44.1%, 55.9%, 10.8%, 25.6% 15.9% and 8.8%, respectively.

**See discussion of fiscal 1998 in Item 6, "Selected Financial Data". Had it not been impacted by adoption of SOP 97-2, tightened credit practices, and special charges items (including a charge for in-process research and development), cost of goods sold, gross margin, research and development expenses, selling, general and administrative expenses, operating income and net income as a percentage of sales would have been 45.3%, 54.7%, 11.8% 38.7%, 2.3% and 2.2%, respectively.

SALES

         Sales are derived primarily from the shipment of call automation systems to both new and existing customers in two major market categories: (i) IVR and CRM systems and (ii) enhanced telecommunications services systems. Due to customer demand, many of the Company's transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically resulted in sales fluctuations from quarter to quarter. In the past, the impact of these fluctuations has been mitigated to some extent by vertical markets and by the geographic location of the Company's existing and prospective customers. However, the Company has become more prone to quarterly sales fluctuations due to its sales to the enhanced telecommunications services systems market which are generally large in dollar amount and unevenly distributed throughout the fiscal year.

         Effective December 1, 1997 the Company adopted the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2). Prior to the adoption of SOP 97-2, the Company's policy provided for the recognition of revenue upon shipment, provided that the Company's remaining obligations relating to system installation and testing were not significant. With SOP 97-2, contract accounting was adopted for systems that require significant customization or modification by the Company. Revenue for contracts for large systems, generally greater than $500,000 in sales value, is recognized on the percentage of completion method. Revenue for smaller systems is recognized on the completed contract method, i.e., when all the Company's obligations have been met. The adoption of SOP 97-2 resulted in the Company not recognizing revenue in the same fiscal quarter that certain systems are shipped. The adoption of SOP 97-2 also resulted in the Company recognizing revenue during a fiscal quarter from systems shipped in previous fiscal periods. Accordingly, the adoption of SOP 97-2 delayed by 60 to 90 days the Company's recognition of approximately $3 million in sales during the fourth quarter of fiscal 1998, the first fiscal quarter of adoption. The adoption of SOP 97-2 did not result in a material increase or decrease in the Company's aggregate sales during fiscal 1999.

         From time to time, the Company has agreed to amend customer purchase orders to extend normal payment terms in exchange for accelerating delivery and installation of systems, particularly systems not requiring customization. The Company tightened this practice in its fourth quarter of fiscal 1998 to improve cash flow. This decision resulted in an approximate $2.5 million decrease to revenues during the quarter and fiscal year. The Company continued its tightened practices during its fiscal 1999. With the merger with Brite in fiscal 2000, the Company now generates a significant percentage of its sales outside the United States, particularly sales of enhanced telecommunications services systems. Customers outside the United States are accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer its most credit worthy customers such payment terms. In fiscal 2000, customer extended payment terms had no material adverse impact on the Company's days sales outstanding (DSO's) of accounts receivable. However, there is no assurance such extended payment terms will not adversely impact DSO's in fiscal 2001 and beyond.

         During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Implementation of guidance prescribed in the Bulletin and which all registrants are expected to apply, may result in a change in the Company's revenue recognition policy as applied to a portion of the Company's system sales from the date of shipment to the date of transfer of title or final acceptance which may therefore have the effect of later revenue recognition. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change in its revenue recognition policy resulting from SAB 101 will be reported in the second fiscal quarter of fiscal 2001 which ends August 31, 2000. Any consequent deferral of revenue for shipments previously reported as revenue which had not been accepted by customers as of February 29, 2000 would result in a cumulative adjustment in the first quarter of fiscal 2001. This adjustment might have a material adverse effect on reported net income for periods reported after February 29, 2000. The Company is still in the process of assessing the detailed impact of SAB 101 on its financial statements. However, implementation of SAB 101 will not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flows. The

Company is also considering potential changes to its standard contracts for equipment sales that could mitigate the impact of SAB 101 with respect to future sales.

         Worldwide sales in fiscal 2000 and 1999 increased 109% and 34%, respectively and declined 2% in fiscal 1998. The increase in fiscal 2000 sales is primarily due to the Company's merger with Brite which was accounted for using the purchase method of accounting. Results of Brite's operations have been consolidated with those of InterVoice effective June 1, 1999, the first day of the Company's second fiscal quarter. The increase in fiscal 1999 sales was primarily the result of a 35% increase in IVR/CRM system sales, which made up 71% of the Company's total sales, and a 53% increase in enhanced telecommunications services systems sales, which made up 19% of the Company's total sales. Sales of services during fiscal 1999 grew at a slower rate and made up 10% of the Company's total sales. The decline in fiscal 1998 sales was primarily the result of a 1% decrease in IVR/CRM system sales, which made up 70% of the Company's total sales and a 15% decrease in enhanced telecommunications services systems, which made up 17% of the Company's total sales. Sales of services during fiscal 1998 grew slightly and made up 13% of the Company's total sales.
         To enhance comparability of the Company's sales for fiscal 2000, 1999 and 1998, the information below is also presented on an "as adjusted" basis as though the merger with Brite had occurred at the beginning of the respective period presented (in millions).

                                              As Adjusted                            As Reported
                                              -----------                            -----------
                                    2000*        1999*       1998*         2000         1999         1998
                                 ----------   ----------   ----------   ----------   ----------   ----------
IVR/CRM Systems                  $    112.2   $    129.9   $     97.7   $    109.0   $     97.4   $     71.9
Enhanced Telecommunications
     Services Systems                 124.5         90.1         60.6        104.7         26.2         17.1
Services**                             86.1         52.2         42.5         72.5         13.3         13.3
                                 ----------   ----------   ----------   ----------   ----------   ----------
     Total                       $    322.8   $    272.2   $    200.8   $    286.2   $    136.9   $    102.3
                                 ==========   ==========   ==========   ==========   ==========   ==========

         *InterVoice-Brite's fiscal year ends the last day of February. Brite's fiscal year ended December 31. No adjustment has been made to account for the two companies' different fiscal year ends.

         **As adjusted amounts do not include sales by Brite's TSL and BEP divisions, which were sold December, 1998 and October, 1997, respectively.

         The following discussion compares sales performance on an "as adjusted" basis:

         IVR/CRM system sales decreased 14% in fiscal 2000. The decline in such sales was attributable to a sluggishness in demand for the former Brite customer base as those companies evaluated the Company's product roadmap resulting from the merger with Brite. Additionally, these sales were impacted by a sluggish fourth quarter demand as the Company's existing and prospective customers deferred purchase decisions until after the turn of the century (Y2K). Such sales increased 33% in fiscal 1999 as a result of the Company's continued investment in product development, expansion of its distribution channels and its marketing and advertising programs, and in the hiring and training of new and existing sales, service and support personnel. IVR/CRM sales decreased 4% in fiscal 1998 as a result of a poor Pacific Rim environment and a concentration of the Company's Latin American sales efforts on telecommunications opportunities. International IVR/CRM system sales constituted 22%, 18% and 20% of the Company's total IVR/CRM system sales in fiscal 2000,1999 and 1998, respectively.

         Enhanced telecommunications services systems sales increased 38%, 49% and 11% in fiscal 2000, 1999 and 1998, respectively. The increases were attributable to the Company's investments in product development, expansion of its distribution channels and its marketing and advertising programs, and hiring and training of new and existing sales, service and support personnel. International enhanced telecommunication services system sales constituted 73%, 55% and 68%, of the Company's total enhanced telecommunications services systems sales in fiscal 2000, 1999 and 1998, respectively.

         Services sales increased 65%, 23% and 17% in fiscal 2000, 1999 and 1998, respectively. The large increase in fiscal 2000 was attributable to the Company's managed services sales. The Company provides certain voice and call processing services to its customers on systems owned and operated by the Company. In return, the Company charges its customers in one of many ways including fixed rates per month or per transaction or/and share of the revenue generated by the Company's customers based on such services. During fiscal 2000, managed services sales increased as a result of increased call volumes by customers offering prepaid cellular calling services in Europe and North America. Generally, the Company receives a portion of the prepaid cellular calling revenues generated by its customers. International services sales constituted 41%, 34% and 11% of the Company's total services sales in fiscal 2000, 1999 and 1998, respectively.

         Prices for the Company's products have remained stable, as measured by price per line shipped, during fiscal 2000, 1999 and 1998 although the features and functions per line shipped have become more robust. The Company's exposure to foreign currency fluctuations is minimal as less than 10% of total sales are denominated in foreign currencies.

COST OF GOODS SOLD

         Fiscal 2000 cost of goods sold was 47.3% of total sales. During the second fiscal quarter, the Company incurred charges of, in the aggregate, $9.1 million of a non-recurring nature. These charges include a charge related to a comprehensive patent cross-license agreement with an affiliate of Lucent Technologies, Inc., a provision for inventories made redundant as a result of the merger with Brite, and a provision for the impairment of certain intangible assets relating to the Company's ESP product line made obsolete as a result of the merger with Brite. Without these charges, cost of goods sold, as a percentage of total sales, would have been 44.1% during fiscal 2000, compared to 39.6% and 51.7% during fiscal 1999 and 1998, respectively. The increase in cost of goods sold, as a percentage of sales, during fiscal 2000 is attributable to the Company's merger with Brite which, historically, has had a greater cost of goods sold, as a percentage of sales, than the Company due to higher third party hardware content in its systems than in the Company's systems. The decrease in fiscal 1999 was the result of increased sales, the absence of non-recurring expenses and the Company's efforts to control costs and expenses. Fiscal 1998 cost of goods sold included approximately $4.0 million of non-recurring expenses recorded in the fourth quarter for inventory obsolescence and the impairment of certain intangible assets relating to third party software development costs.

RESEARCH AND DEVELOPMENT

         Research and development expenses during fiscal 2000 were approximately $61 million. Such expenses included a $30.1 million charge for in-process research and development, (see "In-Process Research and Development" below), incurred during the second quarter in connection with the Brite merger. Net of this charge, research and development expenses were approximately $30.9 million during fiscal 2000. Such expenses were $13.3 million and $14.4 million in fiscal 1999 and 1998, respectively. The increase in fiscal 2000 in such expenses is the result of the Company's merger with Brite. Such recurring expenses during fiscal 2000, 1999 and 1998 included the design of new products and the enhancement of existing products. The Company expects to maintain its strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.

IN-PROCESS RESEARCH AND DEVELOPMENT

         During the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite in a two-step transaction involving aggregate consideration of approximately $165.1 million of cash and 2,985,792 shares of the Company's common stock. Brite provides voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions. Approximately $122.7 million was paid in cash, and approximately $42.4 million was paid in Company common stock. The Company's consolidated statements of operations reflect the results of operations of Brite beginning June 1, 1999.

         The merger has been accounted for as a purchase business combination. The aggregate purchase price for Brite was approximately $173.1 million, which includes other direct costs and assumed liabilities relating to the merger. Other direct costs of the merger and assumed liabilities primarily consisted of employee termination costs, transaction costs and costs associated with the elimination of excess facilities.

         The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values which were determined by an independent valuation and by the Company's management based on information furnished by management of Brite. The allocation of the purchase price is as follows (in millions):

Working capital                                                      $     46.4
Property and equipment                                                     17.8
Other assets                                                                5.2
Other liabilities                                                          (1.4)
Identified intangible assets                                               74.5
Purchased in-process R&D (expensed)                                        30.1
Deferred tax liability on identified intangibles                          (28.8)
Goodwill                                                                   29.3
                                                                     ----------
                                                                     $    173.1
                                                                     ==========

Identified intangibles include developed technology ($25.9 million), customer relationships ($32.8 million), assembled workforce ($9.2 million), and trade name ($6.6 million). Identified intangibles and the excess of cost over net assets acquired (i.e. goodwill) are being amortized on a straight-line basis over 5-10 years and 10 years, respectively.

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

         The valuation of existing product technology and in-process R&D was performed using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing products and in-process R&D projects and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the valuation of in-process R&D included the stages of completion of R&D projects, projected operating cash flows, and the discount rate. At the time of the merger, Brite management estimated the remaining cost to complete the in-process R&D projects to be approximately $1.6 million with a remaining time requirement of approximately 8-12 months. Projected operating cash flows were expected to begin in fiscal 2000. The discount rate selected for Brite's in-process technologies was 27.5%. If the R&D projects are not successfully developed, the Company may not realize the value assigned to the in-process R&D. As of February 29, 2000, development of the projects had progressed as planned with remaining costs to complete estimated at $0.3 million.

         During fiscal 1998, the Company wrote off as in-process research and development approximately $1.8 million of the purchase price paid to Integrated Telephony Products, Inc. for its ESP product line. In addition to acquiring the ESP product line and certain other assets of Integrated Telephony Products, Inc. the Company acquired two in-process research and development projects: (i) Call Flow and (ii) Internet Telephony Interfaces. Call Flow was a project to develop a Windows NT, GUI-based telecommunications application development tool. Internet Telephony Interfaces was a project to develop interfaces to allow text and voice messaging over the internet which will enable an end user to access voice messages, text messages (such as Email) and faxes either through traditional telecommunications networks (with text messages and faxes being read to the end user using text-to-speech technology) or through the internet. The amount allocated to the purchased research and development projects ($1.8 million) was expensed at the time of acquisition as the Company determined that the purchased research and development projects had not reached technological feasibility based on the status of design and development activities that required further refinement and testing.

         To determine the fair market value of the in-process research and development projects, the Company used a risk adjusted income approach, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses. In determining the amount of the purchase price to allocate to the purchased research and development, factors such as stage of completion and technological uncertainties were considered by the Company in determining the present value of the future benefits to be received. The development activities required to complete the acquired in-process research and development projects included additional coding, cross-platform porting and validation, quality assurance procedures and beta testing. At the time of purchase, the estimated future cost of completing these activities was expected to be approximately $1 million to be incurred over the next 12 months. Actual costs incurred during fiscal 1999 were approximately $1.1 million. Revenue streams from the resulting products were expected to begin in fiscal 2000 and were projected forward for five years in the risk adjusted income analysis. A discount rate of 30% was used to determine the present value of the cash flows related to the in-process research and development projects which resulted in $1.8 million of assigned value. During the second quarter of fiscal 2000, a provision was made to recognize the obsolescence of the ESP product line as a result of the Company's merger with Brite.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses totaled $79.1 million during fiscal 2000. Such expenses include non-recurring charges totaling $5.9 million, including a provision for severance for employees of the Company prior to the merger with Brite made redundant to the Company's staffing plan as a result of the merger, travel expenses associated with developing the plans for merging the operations of the Company with those of Brite, a charge to bad debt expense relating to the impairment of certain foreign accounts receivable and another charge to bad debt expense relating to the cancellation of certain customer equipment trade-in obligations. Such expense, net of these charges, was approximately $73.2 million in fiscal 2000 and $40.3 million and $42.4 million in fiscal 1999 and 1998, respectively. The increase in these expenses is attributable to the Company's merger with Brite. During fiscal 1999, the Company undertook measures to control expenses, particularly selling, general and administrative expenses (see discussion below in "Income (loss) from Operations"), resulting in a $2.1 million reduction in such expenses versus fiscal 1998. During fiscal 1998, the Company continued to hire and train new and existing sales, service and support personnel and expand its marketing and advertising programs worldwide, despite lower than anticipated sales.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS

         Amortization of goodwill and acquired intangible assets was approximately $10.4 million for fiscal 2000. Goodwill and intangible assets acquired in the merger with Brite totaled approximately $103.8 million with useful lives ranging from 5 to 10 years. The Company incurred no such expenses during fiscal 1999 or fiscal 1998.

OTHER INCOME

         Other income during fiscal 2000, 1999 and 1998 was primarily interest income on cash and cash equivalents.

INTEREST EXPENSE

         Interest expense of approximately $8.0 million was incurred during fiscal 2000. Substantially all of this expense relates to the Company's long term borrowings obtained during the second quarter in connection with the merger with Brite (See "Liquidity and Capital Resources" for a description of the Company's long term borrowings). Interest expense was approximately $0.8 million during fiscal 1999.

INCOME TAXES

         The Company's income tax expense for fiscal 2000 differs significantly from the federal statutory rate primarily due to non-deductible charges during the period relating to in-process R&D and amortization of goodwill resulting from the merger with Brite.

INCOME (LOSS) FROM OPERATIONS

         The Company generated operating income of $0.3 million and a net loss of $14.9 million during fiscal 2000. During fiscal 1999, the Company generated operating income of $29.1 million and net income of $20.2 million. The Company incurred an operating loss and a net loss during fiscal 1998 of $8.4 million and $5.1 million, respectively.

         In order to understand the Company's operating and net income over the last three fiscal years, it must be noted that the Company incurred, during second quarter of fiscal 2000, the previously mentioned special charges reported in cost of goods sold and selling, general and administrative expenses totaling $9.1 million and $5.9 million, respectively. In addition, the Company incurred a charge of $30.1 million for in process research and development relating to its merger with Brite. Also, the Company, during fiscal 1998, incurred special charges of approximately $7.4 million reported in cost of goods sold and selling, general and administrative expenses including the following: severance expenses associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer; write-offs of certain accounts receivable to bad debt expense related to certain cancellations of service contracts and write-offs of certain intangible assets as a result of the Company's re-examination of its product development and infrastructure requirements. The Company also provided a reserve for potential inventory obsolescence in light of efforts to migrate customers to its internally developed NSP-5000 computing platform from the Company's traditional computing platforms, such as IBM PS-2 computers. As a result of such migration, the Company reviewed its on-hand supply of traditional computer platforms and determined that a provision for obsolescence was necessary to allow for a potential excess supply of traditional computer platforms. Additionally, the Company wrote off as in-process research and development approximately $1.8 million of the purchase price paid to Integrated Telephony Products, Inc. for its ESP product line. Also impacting operating income in fiscal 1998 was the Company's adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2) and a tightening of the Company's credit practices to improve cash flow. See Item 7 - "Sales".

         Adjusting for the one time charges and other items discussed above, the Company would have generated operating income of approximately $45.4 million and approximately $2.6 million in fiscal 2000 and 1998, respectively, and net income of approximately $25.1 million and $2.4 million in fiscal 2000 and 1998, respectively.

         The increase in fiscal 2000 operating income and net income, versus the previous year, is primarily attributable to the Company's merger with Brite. Fiscal 1999 operating income increased over eleven times versus adjusted operating income in fiscal 1998 as the result of increased sales and the Company's measures to control costs and expenses, particularly selling, general and administrative expenses. Operating income, adjusted for the one time charges and other items discussed above, in fiscal 1998 decreased 87% versus the previous fiscal year as the Company increased its investment in sales, marketing, application engineering, and research and development resources without a corresponding increase in the Company's sales. These investments were made to continue to pursue opportunities in the CPE and Telco markets. Fiscal 1999 net income increased over eight times versus adjusted net income in the previous fiscal year, and net income, adjusted for the one time charges and other items discussed above, in fiscal 1998 decreased 83% versus the previous fiscal year for the same reasons as operating income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $23.3 million in cash and cash equivalents at February 29, 2000, while borrowings under the Company's credit facilities were $100 million. Borrowing under the credit facilities were paid down to $85 million on March 10, 2000. The sum of investment activities (consisting of the merger with Brite and purchase of fixed assets and third party software), financing activities (consisting primarily of the borrowings to finance the merger with Brite) and the effect of exchange rates on cash resulted in a use of cash of approximately $27.4 million. Net income plus non-cash expense items totaled $52.7 million while an increase in operating assets totaled $14.2 million to yield an operating cash flow of $38.5 million during fiscal 2000. Days sales outstanding (DSO's) of accounts receivable continue to be a focus for the Company. At February 29, 2000, DSO's were 99 days, approximately the same as at February 28, 1999. Cash used in investment activities totaled approximately $126.6 million during fiscal 2000 and included the merger with Brite and purchases of computing hardware and software to update the Company's enterprise systems and to provide the information systems infrastructure needed to support the Company's worldwide growth. Expenditures were also made to acquire test equipment and third party developed software to be integrated into the Company's InterSoft software to allow the Company to offer its customers greater functionality and to ensure the Company's products comply with an increasing variety of hardware and software technologies and standards. Financing activities during fiscal 2000 included an increase in the Company's borrowings of $135 million associated with the merger with Brite. Other financing activities included the receipt of $4.4 million as proceeds from the exercise of employee stock options and the pay down of $40 million on the Company's borrowings. As a result of cash generated from operations and investment and financing activities, the Company experienced an increase in its cash reserves of approximately $11.1 million during fiscal 2000.

         The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has access to the entire
$25 million available under its revolving credit facility. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. The term loan and revolving credit agreement discussed below includes normal and customary provisions which limit the Company's ability to make such acquisitions.

                  In connection with the merger with Brite, the Company entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At May 22, 2000, the Company had borrowed $85 million under the agreement, at an average annual interest rate of 9.0%. Interest under the credit facility accrues at a variable rate indexed to the prime rate, the federal funds rate or an adjusted London Interbank Offering Rate.

During the fourth quarter of fiscal 2000, the Company entered into interest rate swap arrangements with a total notional amount of $125 million to change the characteristics of interest payments on its long-term borrowings from LIBOR-based variable-rate payments to fixed-rate payments. As of February 29, 2000, the variable-rate of 8.62% under the long-term borrowings had been swapped for an effective rate of 8.5%. The effect of interest rate swaps on the Company's interest expense during fiscal 2000 was immaterial. The Company's interest rate swap arrangements at fiscal year end 2000 expired in March 2000, when the Company entered into new interest rate swap arrangements with similar terms and a total notional amount of $125 million. The new interest rate swaps expire in June 2000.

Impact of Inflation

         The Company does not expect any significant short term impact of inflation on its financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long term fixed price sales contracts which should reduce the Company's exposure to inflationary effects.

         The Company's debt facilities financing is considered to be a material long term debt obligation, which may expose the Company to inflationary effects associated with such variable rate loans, however, the Company has entered into interest rate swap agreements to hedge such exposure.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                               ----------------------------------------------------------
FISCAL 2000                                     31-May-99      31-Aug-99*       30-Nov-99      29-Feb-00
                                               ------------   ------------    ------------   ------------
Sales                                          $ 40,046,761   $ 79,860,176    $ 82,034,870   $ 84,254,712
Gross profit                                     24,729,633     31,981,122      47,332,244     46,772,339
Income (loss) from operations                     9,459,592    (36,602,477)     13,458,427     13,956,015
Net income (loss)                                 6,266,730    (36,106,907)      7,109,740      7,844,709
Net income (loss) per share-diluted                    0.21          (1.24)           0.21           0.23


                                                                   THREE MONTHS ENDED
                                               ----------------------------------------------------------
FISCAL 1999                                      31-May-98     31-Aug-98        30-Nov-98      28-Feb-99
                                               ------------   ------------    ------------   ------------
Sales                                          $ 30,000,337   $ 33,070,279    $ 35,010,205   $ 38,823,310
Gross profit                                     17,470,239     19,626,288      21,295,593     24,320,754
Income (loss) from operations                     4,703,322      6,857,125       8,505,311      9,082,726
Net income (loss)                                 3,002,588      4,429,140       5,506,708      7,254,480
Net income per share-diluted                           0.11           0.15            0.18           0.24


* The Company acquired all of the outstanding stock of Brite during the second quarter of fiscal 2000. Beginning June 1, 1999 the Company's financial results include the operations of Brite.

YEAR 2000 COMPLIANCE

         Many installed computer systems used by numerous companies to run a variety of applications are not capable of processing date sensitive information that falls beyond the twentieth century. The Company was concerned that, unless these computer systems were replaced or upgraded prior to the year 2000 to process such date sensitive information, the systems might experience severe operating difficulties or system failures.

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

         As a result of the program to replace and upgrade its internal systems, and the efforts of the year 2000 project team, the Company's mission-critical internal systems were century compliant in all material respects prior to January 2000. Accordingly, the Company did not experience any system failures in connection with its mission-critical internal systems. While it is very unlikely that the Company will experience any significant year 2000 issues with its mission-critical internal systems after the date this annual report is filed, there is still a possibility that the Company may, in the future, experience century noncompliance issues with such systems.

         The Company created a detailed year 2000 testing program for its mission-critical systems. During the first fiscal quarter of fiscal 2000, the Company completed a century compliance testing and remediation program for its customer service systems. The Company substantially completed its testing and remediation program for year 2000 issues with respect to mission-critical systems during the third fiscal quarter. Prior to the merger, Brite had conducted a testing and remediation program for year 2000 issues associated with its mission-critical systems. The Company also reviewed and confirmed the year 2000 readiness of mission-critical systems acquired in the merger that remained in operation after the end of calendar year 1999.

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

         The Company did not experience a significant increase in customer service calls during the first two weeks of January 2000. Any customer service inquiries which were, or might have been, related to the century date change, generally involved minor nonconformities which were resolved within 24 hours or less. While it is conceivable that the Company may receive some additional customer service call relating to the century date change, the Company does not anticipate receiving many such inquiries.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's current term loan and revolving credit agreement provides for borrowings up to $150 million which bear interest at variable rates based on either a prime rate, the federal funds rate or the London Interbank Offering Rate, plus an applicable margin. As of February 29, 2000, the Company had $100 million and $85 million outstanding, respectively, under the credit agreement. The credit agreement matures on August 31, 2003 and the term loan facility is subject to quarterly principal amortization with the first payment due May 31, 2000. The fair value of the borrowings approximate their carrying value at February 29, 2000. Due to the magnitude of this credit facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material. To mitigate the effect of interest rate changes, on December 10, 1999, the Company entered into interest rate swap agreements to hedge its exposure to interest rate fluctuations. The Company entered into interest rate swap arrangements with a total notional amount of $125 million to change the characteristics of interest payments on its long-term borrowings from LIBOR-based variable-rate payments to fixed-rate payments. As of February 29, 2000, the variable-rate of 8.62% under the long-term borrowings had been swapped for an effective rate of 8.5%. The effect of interest rate swaps on the Company's interest expense during fiscal 2000 was immaterial. The Company's interest rate swap arrangements at fiscal year end 2000 expired in March 2000, when the Company entered into new interest rate swap arrangements with similar terms and a total notional amount of $125 million. The new interest rate swaps expire in June 2000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Independent Auditors Report of Ernst & Young LLP and the Consolidated Financial Statements of the Company as of February 29, 2000 and for each of the three years in the period ended February 29, 2000 follow:

REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
InterVoice-Brite, Inc.

We have audited the accompanying consolidated balance sheets of InterVoice-Brite, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterVoice-Brite, Inc. and subsidiaries at February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  Ernst & Young LLP

April 11, 2000
Dallas, Texas

                             InterVoice-Brite, Inc.
                           Consolidated Balance Sheets

                                                          February 29,     February 28,
ASSETS                                                       2000             1999
------                                                   -------------    -------------
CURRENT ASSETS
     Cash and cash equivalents                           $  23,263,095    $  12,195,612
     Trade accounts receivable, net of allowance
       for doubtful accounts of $4,160,803 in 2000 and
       $1,305,581 in 1999                                   93,156,781       42,156,004
     Income tax receivable                                   3,902,567               --
     Inventory                                              27,211,260       11,704,428
     Prepaid expenses and other current assets               8,996,796        4,497,764
     Deferred income taxes                                   4,028,527        4,513,769
                                                         -------------    -------------
                                                           160,559,026       75,067,577
PROPERTY AND EQUIPMENT
     Land and buildings                                     19,522,066       16,300,325
     Computer equipment and software                        46,228,276       24,839,081
     Furniture, fixtures and other                           4,565,638        3,599,873
     Service equipment                                       5,956,313        5,071,153
                                                         -------------    -------------
                                                            76,272,293       49,810,432
     Less allowance for depreciation                        35,256,808       22,755,583
                                                         -------------    -------------
                                                            41,015,485       27,054,849
OTHER ASSETS
     Intangible assets, net of amortization
       of $14,399,897 in 2000 and
       $3,416,433 in 1999                                   98,568,072        9,407,075
     Other assets                                            2,880,133               --
                                                         -------------    -------------
                                                         $ 303,022,716    $ 111,529,501
                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                    $  27,240,208    $   7,650,940
     Accrued expenses                                       14,595,662        4,206,377
     Customer deposits                                       8,010,378        4,095,776
     Deferred income                                        14,449,613        5,625,799
     Current portion of long term borrowings                25,000,000               --
     Income taxes payable                                           --        1,022,171
                                                         -------------    -------------
                                                            89,295,861       22,601,063

LONG TERM LIABILITIES                                          958,330               --

DEFERRED INCOME TAXES                                       25,737,754        1,356,442

LONG TERM BORROWINGS                                        75,000,000        5,000,000

STOCKHOLDERS' EQUITY
     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 32,587,524 issued
       and outstanding in 2000,
       28,728,016 issued and outstanding in 1999                16,267           14,347
     Additional capital                                     49,983,550        1,719,699
     Unearned compensation                                  (3,700,939)        (649,612)
     Retained earnings                                      66,641,834       81,487,562
     Accumulated other comprehensive loss                     (909,941)              --
                                                         -------------    -------------
                                                           112,030,771       82,571,996
                                                         -------------    -------------
                                                         $ 303,022,716    $ 111,529,501
                                                         =============    =============

See notes to consolidated financial statements.

                             InterVoice-Brite, Inc.
                      Consolidated Statements of Operations


                                                       Fiscal Year Ended
                                        -----------------------------------------------
                                         February 29,     February 28,     February 28,
                                             2000            1999             1998
                                        -------------    -------------    -------------
SALES
    Systems                             $ 213,682,941    $ 123,590,014    $  88,987,634
    Services                               72,543,578       13,314,117       13,320,079
                                        -------------    -------------    -------------
                                          286,226,519      136,904,131      102,307,713
                                        -------------    -------------    -------------


COST OF GOODS SOLD
    Systems                               104,918,354       47,767,521       47,152,182
    Services                               30,492,827        6,423,736        5,769,830
                                        -------------    -------------    -------------
                                          135,411,181       54,191,257       52,922,012
                                        -------------    -------------    -------------

GROSS MARGIN
    Systems                               108,764,587       75,422,493       41,835,452
    Services                               42,050,751        7,290,381        7,550,249
                                        -------------    -------------    -------------
                                          150,815,338       82,712,874       49,385,701
                                        -------------    -------------    -------------

Research and development expenses          61,003,921       13,285,063       14,438,638
Selling, general and administrative
           expenses                        79,118,234       40,279,327       43,374,242
Amortization of goodwill and
    acquired intangible assets             10,421,626               --               --
                                        -------------    -------------    -------------

INCOME (LOSS) FROM OPERATIONS                 271,557       29,148,484       (8,427,179)

Other income                                1,437,912          399,518          783,643
Interest expense                           (8,023,434)        (752,406)              --

                                        -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME
    TAX (BENEFIT)                          (6,313,965)      28,795,596       (7,643,536)

INCOME TAX (BENEFIT)
    Current                                 7,904,308       10,079,215         (546,949)
    Deferred                                  627,455       (1,476,535)      (1,956,741)
                                        -------------    -------------    -------------
                                            8,531,763        8,602,680       (2,503,690)
                                        -------------    -------------    -------------

NET INCOME (LOSS)                       $ (14,845,728)   $  20,192,916    $  (5,139,846)
                                        =============    =============    =============


Net income (loss)  per share - basic    $       (0.49)   $        0.72    $       (0.17)
                                        =============    =============    =============

Net income (loss) per share - diluted   $       (0.49)   $        0.68    $       (0.17)
                                        =============    =============    =============


See notes to consolidated financial statements.

                             InterVoice-Brite, Inc.
           Consolidated Statements of Changes in Stockholders' Equity


                                                Common Stock
                                        -----------------------------     Additional         Unearned         Treasury
                                           Shares           Amount          Capital        Compensation        Stock
                                        ------------    -------------    -------------    --------------   -------------
Balance at February 28, 1997             16,353,973    $       9,667    $  43,028,780    $    (493,634)   $ (24,003,245)
      Net and comprehensive loss                 --               --               --               --               --
      Exercise of stock
        options                              97,622               33          752,805               --               --
      Tax benefit from
        exercise of
        stock options                            --               --          246,653               --               --
      Issuance of restricted
        stock, net of forfeitures            (8,769)              (4)        (213,523)         493,634               --
      Issuance of stock to
        purchase software                    60,465               30          499,970               --               --
      Purchase of treasury
        stock, net                       (2,700,800)              --               --               --      (26,199,754)
                                      -------------    -------------    -------------    -------------    -------------
Balance at February 28, 1998             13,802,491            9,726       44,314,685               --      (50,202,999)
      Net  and comprehensive income              --               --               --               --               --
      Issuance of stock to
        purchase software                    75,000               38        1,518,712               --               --
      Exercise of stock
        options                             783,680              411        7,444,497               --               --
      Tax benefit from
        exercise of stock options                --               --        2,612,234               --               --
      Issuance of restricted stock           46,914               23          692,897         (649,612)              --
      Purchase of treasury
        stock, net                         (294,000)              --               --               --       (5,870,638)
      Stock split in form of
        100% dividend                    14,313,931            4,149      (54,863,326)              --       56,073,637
                                      -------------    -------------    -------------    -------------    -------------
Balance at February 28, 1999             28,728,016           14,347        1,719,699         (649,612)              --
      Net income (loss)                          --               --               --               --               --
      Foreign currency translation
        adjustment                               --               --               --               --               --

           Comprehensive loss

      Issuance of stock in
        connection with acquisition       2,985,792            1,489       42,360,900               --               --
      Exercise of stock
        options                             766,552              377        4,412,834               --               --
      Issuance of restricted stock          107,164               54        3,402,351       (3,402,405)              --
      Amortization of unearned
        compensation                             --               --               --          351,078               --
      Other                                      --               --       (1,912,234)              --               --
                                      -------------    -------------    -------------    -------------    -------------
Balance at February 29, 2000             32,587,524    $      16,267    $  49,983,550    $  (3,700,939)   $          --
                                      =============    =============    =============    =============    =============


                                                         Accumulated Other
                                         Retained          Comprehensive
                                         Earnings               Loss           Total
                                       -------------     ----------------- -------------
Balance at February 28, 1997           $  67,648,952    $          --    $  86,190,520
      Net and comprehensive loss          (5,139,846)              --       (5,139,846)
      Exercise of stock
        options                                   --               --          752,838
      Tax benefit from
        exercise of
        stock options                             --               --          246,653
      Issuance of restricted
        stock, net of forfeitures                 --               --          280,107
      Issuance of stock to
        purchase software                         --               --          500,000
      Purchase of treasury
        stock, net                                --               --      (26,199,754)
                                       -------------    -------------    -------------
Balance at February 28, 1998              62,509,106               --       56,630,518
      Net  and comprehensive income       20,192,916                        20,192,916
      Issuance of stock to
        purchase software                         --               --        1,518,750
      Exercise of stock
        options                                   --               --        7,444,908
      Tax benefit from
        exercise of stock options                 --               --        2,612,234
      Issuance of restricted stock                --               --           43,308
      Purchase of treasury
        stock, net                                --               --       (5,870,638)
      Stock split in form of
        100% dividend                     (1,214,460)              --               --
                                       -------------    -------------    -------------
Balance at February 28, 1999              81,487,562               --       82,571,996
      Net income (loss)                  (14,845,728)              --      (14,845,728)
      Foreign currency translation
        adjustment                                --         (909,941)        (909,941)
                                                                         -------------
           Comprehensive loss                                              (15,755,669)
                                                                         -------------
      Issuance of stock in
        connection with acquisition               --               --       42,362,389
      Exercise of stock
        options                                   --               --        4,413,211
      Issuance of restricted stock                --               --               --
      Amortization of unearned
        compensation                              --               --          351,078
      Other                                       --               --       (1,912,234)
                                       -------------    -------------    -------------
Balance at February 29, 2000           $  66,641,834    $    (909,941)   $ 112,030,771
                                       =============    =============    =============


See notes to consolidated financial statements.

                             InterVoice-Brite, Inc.
                      Consolidated Statements of Cash Flows


                                                                       Fiscal Year Ended
                                                    --------------------------------------------------------
                                                     February 29,              February 28,     February 28,
                                                         2000                     1999            1998
                                                    --------------            -------------    -------------
OPERATING ACTIVITIES
     Net income (loss)                              $ (14,845,728)            $  20,192,916    $  (5,139,846)
     Adjustments to reconcile net
     income to net cash provided
     by operating activities:
         Depreciation and
           amortization                                25,239,244                11,012,637        9,710,597
         In-process research and
           development charge                          30,100,000                        --        1,750,000
         Deferred income taxes (benefit)                  627,455                (1,476,535)      (1,956,741)
         Provision for doubtful accounts                6,363,527                 1,037,588          291,491
         Provision for slow moving inventories          1,880,723                 1,800,000        1,935,067
         Disposal of equipment                            550,878                        --          595,760
         Write off of intangible assets                 2,797,550                   168,789        2,802,423
     Changes in operating assets and liabilities:
         Accounts receivable                           (8,260,677)              (17,153,260)       7,174,924
         Inventories                                    2,248,759                (4,161,089)          36,980
         Prepaid expenses and other assets             (2,161,401)                3,131,224         (420,265)
         Accounts payable and accrued expenses        (10,608,267)                1,586,092       (2,622,499)
         Customer deposits                             (1,914,392)                1,470,276         (778,241)
         Deferred income                                5,209,723                   125,056          505,512
         Other                                          1,277,235                   318,754          493,634
                                                    -------------             -------------    -------------
NET CASH PROVIDED BY OPERATIONS                        38,504,629                18,052,448       14,378,796

INVESTING ACTIVITIES
     Purchase of  property
         and equipment                                 (9,214,702)               (3,982,298)      (9,239,831)
     Purchased software                                  (885,027)               (3,639,748)      (8,449,606)
     Purchase of Brite Voice
         Systems, net of cash
           acquired                                  (116,512,518)                       --               --
                                                    -------------             -------------    -------------
NET CASH (USED IN)
     INVESTING ACTIVITIES                            (126,612,247)               (7,622,046)     (17,689,437)

FINANCING ACTIVITIES
     Paydown of debt                                  (40,000,000)               (4,000,000)       9,000,000
     Exercise of stock options                          4,413,211                 7,444,908          539,311
     Purchase of treasury stock                                --                (5,870,638)     (26,199,754)
     Borrowings                                       135,000,000                        --               --
                                                    -------------             -------------    -------------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                              99,413,211                (2,425,730)     (16,660,443)

EFFECT OF EXCHANGE RATE
     ON CASH                                             (238,110)                       --               --
                                                    -------------             -------------    -------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                              11,067,483                 8,004,672      (19,971,084)

Cash and cash equivalents,
     beginning of period                               12,195,612                 4,190,940       24,162,024
                                                    -------------             -------------    -------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                  $  23,263,095             $  12,195,612    $   4,190,940
                                                    =============             =============    =============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

InterVoice-Brite, Inc. (together with its subsidiaries, collectively referred to as the "Company") develops, sells and services call automation systems. The Company's historical emphasis has been on interactive voice response ("IVR") systems providing automated customer service and self-help applications which permit individuals using the touchtone pad on their telephones; personal computers connected to telephone networks or the internet; or voices over telephone networks or the internet to access and/or provide information to computer data bases utilized by businesses. The Company recently has expanded its product line to include customer relationship management ("CRM") systems which combine telemarketing capabilities and the ability to generate sales without human interaction (i.e. e-commerce), in addition to automated customer service and self-help applications.

The Company also has focused on systems marketed to telecommunications service providers which use them to provision a variety of automated services to reduce costs, such as processing collect, debit and credit card calls, and to provision advanced revenue generating calling features, such as prepaid calling services, voice and text messaging, internet connectivity and voice dialing. Consistent with this focus, the Company acquired Brite Voice Systems, Inc. ("Brite") during the second quarter of fiscal 2000. The majority of Brite's sales were to telecommunication service providers, providing call automation systems and services which incorporated prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions. As a result of the acquisition, the Company has become a leading supplier of, and generates the majority of its revenues from, the sale of enhanced telecommunications systems and services.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of InterVoice-Brite and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations. Such gains and losses were immaterial during 2000, 1999 and 1998.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value.

INVENTORIES: Inventories, primarily system components, are valued at the lower of cost or market with cost determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is provided by the straight-line method over each asset's estimated useful life. The range of useful lives by major category are: buildings: 5 to 40 years; computer equipment and software: 3 to 5 years; furniture, fixtures and other: 5 years; and service equipment: 3 years. Depreciation expense totaled $12,501,225, $9,260,774 and $8,573,956 in fiscal 2000, 1999 and 1998, respectively. The large increase in depreciation expense in fiscal 2000 versus the prior fiscal year is associated with the merger with Brite (See Note C).

INTANGIBLE ASSETS: Intangible assets are being amortized by the straight-line method based on the Company's assessment of each asset's useful life. Useful lives range from five to twelve years. Amortization expense for these items totaled $12,738,019, $1,751,863 and $1,136,641 in fiscal 2000, 1999 and 1998, respectively. The increase in amortization expense in fiscal 2000 versus prior fiscal years is associated with the merger with Brite (See Note C). The increase in amortization expense in fiscal 1999 versus prior fiscal years is associated with the start of amortization of the assets purchased from Integrated Telephony Products, Inc. and Dronen Consulting, Incorporated (see Note E).

Costs of internally developed software products and substantial enhancements to existing software products for sale are expensed until technological feasibility is established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Technological feasibility of a computer software product is established when the Company has completed all planning designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. No costs have been capitalized to date for internally developed software products and enhancements as the Company's current process for developing software is essentially completed concurrently with the establishment of technological feasibility. The Company capitalizes purchased software upon acquisition when such software is technologically feasible or if it has an alternative future use, such as use of the software in different products or resale of the purchased software.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company records impairment losses on long-lived tangible and intangible assets, including goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. Impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows.

OTHER ASSETS. Other assets primarily include $2.5 million relating to a subordinated note and warrant received by Brite upon the December 1, 1998 sale of its TSL division. As partial consideration in the sale, Brite received a subordinated note with a face value of $5 million and a warrant to purchase 5,000 shares of the buyer. The note has a three year maturity. The Company has recorded the note and warrant at their estimated fair value of $2.5 million due to business risk associated with these instruments.

DERIVATIVES: The Company has used interest rate swap arrangements to change the characteristics of interest payments on its long-term borrowings from variable-rate payments to fixed-rate payments. Gains and losses from interest rate swaps are included on the accrual basis in interest expense. Gains and losses from terminated interest rate swaps, if any, are deferred and recognized consistent with the terms of the underlying transaction.

Accounting standard SFAS No. 133 is effective for the Company beginning March 1, 2001. It requires that all derivatives be marked-to-market on an ongoing basis. This applies to stand-alone derivative instruments, such as forward currency exchange contracts and interest rate swaps. It also applies to embedded derivatives acquired after the Company's fiscal 1999. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company expects to adopt the standard in the first quarter of 2001 on a cumulative basis. Based on analysis to date, the Company does not expect a material impact from this standard.

REVENUE RECOGNITION: Systems revenues include the sale of hardware and software relating to IVR/CRM systems and enhanced telecommunications services systems. For systems that do not require customization to be performed by the Company, revenue is recognized when the related hardware and software is delivered, when there is persuasive evidence that an arrangement exists, when the fee is fixed and determinable and when collection is probable. Generally, revenue has been recognized at the time of shipment. Subsequent to December 1, 1997, revenue for systems which require customization to be performed by the Company are recognized by the contract method of accounting, using percentage of completion for larger, more complex systems (generally over a $500,000 sales price). Progress toward completion is measured using labor hours or cost incurred as a percentage of total estimated hours or cost for each contract. Unbilled receivables accrued under percentage of completion contracts amounted to $23.6 million and $5.8 million at February 29, 2000 and February 28, 1999. The completed contract method is used for smaller systems. Prior to December 1, 1997, the Company recognized revenue on systems requiring customization to be performed by the Company at the date of shipment or at the point after shipment when the remaining obligations of the Company became insignificant. The change in accounting was required by the American Institute of Certified Public Accountant's Statement of Position 97-2, which was required to be applied prospectively for transactions entered into after the Company's December 1, 1997 date of adoption. No restatement of prior periods or cumulative effect adjustment was permitted.

Services revenues include the Company's service bureau operations (i.e. "managed services"), maintenance/product support activities, and other services, such as installation and training. Revenue from managed services contracts and other services are recognized when the services are performed. Maintenance contracts generally entitle the customer to telephone support and "bug fixing" on the related systems. Revenue from maintenance is recognized ratably over the contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred, which approximates ratable expenses over the contract period.

If transactions include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
(SAB 101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Implementation of guidance prescribed in the Bulletin and which all registrants are expected to apply, may result in a change in the Company's revenue recognition policy as applied to a portion of the Company's system sales from the date of shipment to the date of transfer of title or final acceptance which may therefore have the effect of later revenue recognition. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, the change in its revenue recognition policy resulting from SAB 101 will be reported in the second fiscal quarter of fiscal 2001 which ends August 31, 2000. Any consequent deferral of revenue for shipments previously reported as revenue which had not been accepted by customers as of February 29, 2000 would result in a cumulative adjustment in the first quarter of fiscal 2001. The Company is still in the process of assessing the detailed impact of SAB 101 on its financial statements.

ADVERTISING COSTS: Advertising costs are expensed as incurred. Advertising expense was $1.8 million in fiscal 2000 and $1.4 million in both fiscal 1999 and 1998.

INCOME TAXES: Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to current year presentation.

NOTE C - MERGER WITH BRITE

During the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite in a two-step transaction involving aggregate consideration of approximately $165.1 million of cash and

2,985,792 shares of common stock. Brite provides voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions. The Company's consolidated statements of operations reflect the results of operations of Brite beginning June 1, 1999.

The merger has been accounted for as a purchase business combination. The aggregate purchase price for Brite was approximately $173.1 million, which includes direct costs and assumed liabilities relating to the merger. Assumed liabilities of $4.8 million primarily included $1.3 million of accrued severance costs for Brite employees terminated as a result of the merger and $2.6 million of lease termination/cancellation costs. As of February 29, 2000, assumed liabilities of $3.6 million remain outstanding, primarily $2.6 million for lease termination accruals and $.8 million for unpaid severance costs. Lease costs accrued are anticipated to be paid out over the remaining lease terms, and severance costs are expected to be paid in full by the end of the second quarter of fiscal 2001. The components of the aggregate purchase price were as follows (in millions):

 Cash                                                         $  122.7
 Issuance of common stock                                         42.4
 Other direct costs of merger and assumed liabilities              8.0
                                                              --------
                                                              $  173.1
                                                              ========

The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as follows (in millions):

 Working capital                                              $   46.4
 Property and equipment                                           17.8
 Other assets                                                      5.2
 Other liabilities                                                (1.4)
 Identified intangible assets                                     74.5
 Purchased in-process R&D (expensed)                              30.1
 Deferred tax liability on identified intangibles                (28.8)
 Goodwill                                                         29.3
                                                              --------
                                                              $  173.1
                                                              ========

See "Note D-Intangible Assets" for more information on intangible assets and purchased in-process research and development.

In connection with this transaction, the Company obtained senior secured credit facilities amounting to $150 million, including a $125 million term loan facility and a $25 million revolving credit agreement. See "Note G - Long-Term Borrowings" for a description of the loan facilities.

The following unaudited pro forma information presents the Company's results of operations for the fiscal years ended February 29, 2000 and February 28, 1999 as if the Brite merger had occurred at March 1, 1999 and 1998. The pro forma information has been prepared by combining the results of operations of the Company and Brite, adjusted for additional amortization expense of identified intangibles and goodwill, interest expense on the credit facilities, and the resulting impact on the provision for income taxes. No adjustment has been made to account for the two companies' different fiscal year ends. This pro forma information does not purport to be indicative of what would have occurred had the Brite merger occurred as of the date assumed or of results of operations which may occur in the future (in thousands, except per share date):

                                                             Fiscal Year Ended
                                                   -----------------------------------
                                                               February 29/28
                                                               --------------
                                                      2000                      1999
                                                   ---------                 ---------
         Sales                                     $ 322,801                  $272,619
         Income before income taxes                $  24,176                  $  4,274
         Net income                                $  16,634                  $  3,359
         Net income per share - diluted            $    0.49                  $   0.10

Pro forma income before income taxes and net income exclude the effects of a $30.1 million charge for in-process research and development acquired in the merger with Brite and approximately $15.0 million of special charges related to the merger consisting primarily of employee severance expenses and the write-off of certain inventory and intangible assets made redundant in the merger.

NOTE D - INVENTORY.

Inventory consists of the following:

                              February 29, 2000          February 28, 1999
                              -----------------          -----------------
Purchased parts                   $21,134,392               $ 9,504,635
Work in progress                    5,212,607                   501,195
Furnished goods                       864,261                 1,698,598
                                   ----------               ------------
                                  $27,211,260               $11,704,428
                                  ===========               ===========

Amounts presented are net of inventory obsolescence reserves totaling $1,382,978 and $1,204,526 at February 29, 2000 and February 28, 1999, respectively.

NOTE E - INTANGIBLE ASSETS

Intangible assets at February 29/28 include the following:

                                 Amortization
                                     Lives              2000                 1999
                                 -------------       -----------          -----------
Goodwill                            10 years         $27,158,047              --
Customer relations                  10 years          30,340,000              --
Developed technology                 5 years          22,015,000              --
Assembled workforce                  5 years           7,820,000              --
Other intangibles                5 - 12 years         11,235,025          $9,407,075
                                                     -----------          ----------
                                                     $98,568,072          $9,407,075
                                                     ===========          ==========

Other intangibles include items such as tradename, patents, purchased software, and licenses for technologies, such as text to speech and speech recognition. In connection with the Brite merger during the second quarter of 2000, the Company acquired $74.5 million identified intangible assets, $30.1 million of in-process research and development, and $29.3 million of goodwill. The estimates of fair value used in the Brite purchase price allocation were determined by the Company's management based on information furnished by management of Brite and an independent valuation of the purchased in-process R&D and other identified intangibles, which included customer relationships, developed technology, assembled workforce, and tradename.

Amounts allocated to in-process R&D were expensed at the time of acquisition as the Company determined that the in-process R&D had not reached technological feasibility based on the status of design and development activities that require further refinement and testing. Brite's in-process R&D related to technologies which support Brite's interactive voice response (IVR)/computer telephony integration (CTI), intelligent network, messaging, voice dialing, and prepaid/postpaid product families. The valuation of existing product technology and in-process R&D was performed using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing products and in-process R&D projects and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the valuation of in-process R&D included the stages of completion of R&D projects, projected operating cash flows, and the discount rate. At the time of the merger, Brite management estimated the remaining cost to complete the in-process R&D projects to be approximately $1.6 million with a remaining time requirement of approximately 8-12 months. Projected operating cash flows were expected to begin in fiscal 2000. The discount rate selected for Brite's in-process technologies was 27.5%. As of February 29, 2000, development of the projects had progressed as planned with remaining costs to complete estimated at $0.3 million. Management is primarily responsible for estimating the value of the in-process R&D. If the R&D projects are not successfully developed, the Company may not realize the value assigned to the in-process R&D.

On September 15, 1998, the Company purchased a computer telephony software suite from Dronen Consulting, Incorporated for $3.5 million in cash and 75,000 shares of the Company's stock valued at $1.5 million. The transaction was accounted for as an asset purchase. The full purchase price of $5.0 million is being amortized over the software suite's estimated useful life of five years.

The Company purchased the Enhanced Services Platform (ESP) product line and certain other assets from Integrated Telephony Products, Inc. on February 26, 1998 in a transaction accounted for as a purchase. The purchase price of $5.2 million was comprised of $4.6 million in cash, Company common stock valued at $0.5 million and other direct acquisition costs totaling $0.1 million. Based on appraised value, a portion of the purchase price was allocated to two purchased research and development projects. The amount allocated to the purchased research and development projects was expensed at the time of acquisition as the Company determined that the purchased research and development projects had not reached technological feasibility. This allocation resulted in a $1.2 million charge, net of taxes, to the Company's operations in fiscal year 1998. The remaining purchase price was allocated, based on appraisals, to software ($3.1 million), net tangible assets ($0.3 million), and deferred tax assets ($0.6 million). During the second quarter of fiscal 2000, the remaining balances were written off to recognize the redundancy of the ESP product line as a result of the Company's merger with Brite.

In connection with a review of its portfolio of intangible assets during fiscal 1998, the Company wrote off $3.0 million as a result of re-examining its human resource allocation, product development plans and infrastructure requirements. Approximately $1.4 million of the write-off related to previously capitalized third party product development costs for an incomplete project that the Company decided to abandon in the fourth quarter of fiscal 1998 in connection with a strategic decision to narrow its product development focus. No products were ever released for sale by the Company in connection with the abandoned project. Previously capitalized third party development costs of approximately $1.6 million were also written-off related to a decision in the fourth quarter of fiscal 1998 to replace an inefficient, stand alone system used to manage its customer systems configuration processes. A new Oracle-based replacement system began operation, and the inefficient stand alone system was abandoned, at the end of fiscal year 1998.

NOTE F- ACCRUED EXPENSES

Accrued expenses consist of the following at February
29/28:

                                               2000                 1999
                                            -----------          ----------
         Accrued compensation               $ 7,810,527         $ 3,018,566
         Other                                6,785,135           1,187,811
                                            -----------         -----------
                                            $14,595,662         $ 4,206,377
                                            ===========         ===========

NOTE G- LONG-TERM BORROWINGS

Long-term borrowing were as follows at February 29/28:

                                                 2000              1999
                                             ------------       ----------
         Revolving credit                    $         --       $5,000,000
         Term loan                            100,000,000               --
         Less:  Current portion               (25,000,000)              --
                                             ------------       ----------
                                             $ 75,000,000       $5,000,000
                                             ============       ==========

Maturities under long-term borrowing are scheduled as follows for fiscal years subsequent to February 29, 2000: $25 million, $35 million and $40 million in fiscal years 2001, 2002 and 2003, respectively.

During fiscal 2000, the Company entered into a $125 million term loan facility and a $25 million revolving credit facility to finance the merger with Brite. Initial borrowings under the facilities were

$135 million. At February 29, 2000, the outstanding borrowings under the term loan and revolving credit facilities were $100 million and $0 million after prepayments made by the Company. The fair value of the Company's long-term borrowings approximated the carrying value at February 29, 2000. On March 10, 2000, the Company prepaid another $15 million of the principal balance of the term loan facility, reducing such balance to $85 million.

The facilities mature on August 31, 2003, and the term loan facility is subject to quarterly principal amortization with the first payment due on May 31, 2000. In addition, the facilities are subject to certain mandatory prepayments and commitment reductions tied to the sale of assets, the issuance of debt, the issuance of equity and the generation of excess cash flow for a fiscal year. Certain of these prepayment and commitment reduction requirements are limited by the satisfaction of certain financial ratios.

The amounts borrowed pursuant to the revolving credit facility and the term loan facility bear interest at a variable rate equal to either the London Interbank Offer Rate ("LIBOR") plus an applicable margin or the Alternate Base Rate (defined as the higher of (i) the prime rate or (ii) the federal funds rate plus 0.50%) plus the applicable margin. The applicable margin is determined in accordance with schedules to the related credit agreements and is determined by reference to a ratio of the Company's funded debt to EBITDA (as defined in the credit agreements). The variable rate under the facilities was 8.62% at February 29, 2000.

The facilities contain certain representations and warranties, certain negative and affirmative covenants, certain conditions and events of default which are customarily required for similar financing. Such covenants include, among others, restrictions and limitations on liens and negative pledges; limitations on mergers, consolidations and sales of assets; limitations on incurrence of debt; limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitations on investments and acquisitions (other than the acquisition of the Company); and limitations on capital expenditures. Key financial covenants based on the Company's consolidated financial statements include minimum net worth, maximum leverage ratio and minimum fixed charges coverage ratio. The facilities also require a first priority perfected security interest in (i) all of the capital stock of each of the domestic subsidiaries of the Company, and 65% of the capital stock of each first tier foreign subsidiary of the Company, which capital stock shall not be subject to any other lien or encumbrance and (ii) subject to permitted liens, all other present and future material assets and properties of the Company and its material domestic subsidiaries (including, without limitation, accounts receivable and proceeds, inventory, real property, machinery and equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles).

During the fourth quarter of fiscal 2000, the Company entered into interest rate swap arrangements with a total notional amount of $125 million to change the characteristics of interest payments on its long-term borrowings from LIBOR-based variable-rate payments to fixed-rate payments. As of February 29, 2000, the variable-rate of 8.62% under the long-term borrowings had been swapped for an effective rate of 8.5%. The effect of interest rate swaps on the Company's interest expense during fiscal 2000 was immaterial. The Company's interest rate swap arrangements at fiscal year end 2000 expired in March 2000, when the Company entered into new interest rate swap arrangements with similar terms and a total notional amount of $125 million. The new interest rate swaps expire in June 2000.

NOTE H - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows at February 29/28:


                                                                  2000            1999
                                                              ------------    ------------
Deferred tax assets:
         Inventory                                            $  1,816,198    $  1,225,117
         Deferred revenue                                          258,992         994,191
         Accrued expenses                                          615,821         120,071
         Allowance for doubtful accounts                         1,582,771         383,691
         Book over tax depreciation/amortization                 3,875,250       2,650,410
         Other                                                     102,712         655,471
                                                              ------------    ------------
                      Total deferred tax assets                  8,251,744       6,028,951


Deferred tax liabilities:
         Capitalized Software                                   (2,815,011)     (2,814,870)
         Acquisition-related identified intangibles            (26,985,705)             --
         Other                                                    (160,255)        (56,753)
                                                              ------------    ------------
                      Total deferred tax liabilities           (29,960,971)     (2,871,623)

                      Net deferred tax assets (liabilities)   $(21,709,227)   $  3,157,328
                                                              ============    ============

Income (loss) from before income taxes attributable to domestic and foreign operations were $(21.1) million and $14.8 million in fiscal 2000. Substantially all of the Company's pre-tax income was derived from domestic operations in fiscal 1999 and 1998.

Details of the income tax provision are as follows:

                                      2000             1999           1998
                                  ------------    ------------    ------------
Income tax provision (benefit):
     Current:
         Federal                  $  3,893,902    $  9,232,485    $   (496,864)
         State                        (739,570)        846,730         (50,085)
         Foreign                     4,749,976              --              --
                                  ------------    ------------    ------------
Total current                        7,904,308      10,079,215        (546,949)

     Deferred:
         Federal                       558,785      (1,406,230)     (1,805,826)
         State                          68,670         (70,305)       (150,915)
                                  ------------    ------------    ------------
Total deferred                         627,455      (1,476,535)     (1,956,741)
                                  ------------    ------------    ------------

         Total                    $  8,531,763    $  8,602,680    $ (2,503,690)
                                  ============    ============    ============

A reconciliation of the Company's income taxes (benefit) with the United States federal statutory rate is as follows:

                                               2000           1999            1998
                                          ------------    ------------    ------------
Federal income taxes at statutory rates   $ (2,209,888)   $ 10,078,459    $ (2,598,802)

Purchased in-process R&D charge             10,556,853              --              --

Research and development tax credit           (768,947)       (636,509)       (282,628)

Goodwill amortization                          705,469              --              --

State taxes, net of federal effect            (436,085)        597,693        (275,492)

Foreign sales corp. (benefit)/expense          (60,000)       (193,609)         24,107

Charitable contributions in excess of
     statutory limitation                           --              --         550,147

Charitable contributions not previously
     benefited                                      --        (628,743)             --

Effect of non-US rates                        (436,072)             --              --

Change in valuation allowance                       --        (327,057)             --

Other                                        1,180,433        (287,554)         78,978
                                          ------------    ------------    ------------

                                          $  8,531,763    $  8,602,680    $ (2,503,690)
                                          ============    ============    ============

Income taxes, net of refunds, of $4,152,158, $515,519 and $2,175,000 were paid in fiscal 2000, 1999 and 1998, respectively.

NOTE I - STOCKHOLDERS' EQUITY

EMPLOYEE INCENTIVE OPTION PLANS

Stock option plans are in effect under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as incentive stock options to key employees. Option prices per share are the fair market value per share of stock, based on the closing per share price on the date of grant. The Company has granted options at various dates with terms under which the options become exercisable at the rate of 20%, 25% or 33% per year. Options becoming exercisable at 33% per year expire six or ten years after the date of grant. Options becoming exercisable at 20% or 25% per year expire ten years after the date of grant.

                                                                          WEIGHTED AVERAGE
                                                        SHARES        EXERCISE PRICE PER SHARE
                                                      ----------      ------------------------
Balance at February 29, 1997                           3,587,800             $     8.37
Granted                                                2,121,490             $     4.98
Exercised                                                (98,390)            $     3.52
Forfeited                                             (2,184,012)            $     9.20
                                                      ----------             ----------

Balance at February 28, 1998                           3,426,888             $     5.87
Granted                                                  881,200             $     4.85
Exercised                                             (1,320,956)            $     4.95
Forfeited                                               (150,314)            $     4.94
                                                      ----------             ----------

Balance at February 28, 1999                           2,836,818             $     6.03
Granted                                                       --                     --
Exercised                                               (541,202)            $     5.08
Forfeited                                                (87,851)            $     4.84
                                                      ----------             ----------
Balance at February 29, 2000                           2,207,765             $     6.31
                                                      ==========             ==========

A total of 984,428 and 627,923 employee options were exercisable at average prices of $7.95 and $8.54 at February 29, 2000 and February 28, 1999, respectively.

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

                                                                           WEIGHTED AVERAGE
                                                       SHARES          EXERCISE PRICE PER SHARE
                                                     ----------        ------------------------
Balance at February 28, 1998                                 --                       --
Granted                                               1,029,500               $     6.29
Forfeited                                               (50,000)              $     6.61
                                                     ----------               ----------
Balance at February 28, 1999                            979,500               $     6.28

Granted                                                  27,500               $    10.80
Exercised                                              (113,742)              $     6.18
Forfeited                                               (60,834)              $     9.02
                                                     ----------               ----------
Balance at February 29, 2000                            832,424               $     6.24
                                                     ==========               ==========

A total of 186,122 employee options were exercisable at average prices of $6.20 at February 29, 2000. There were no options exercisable under the plan at February 28, 1999.

1999 NON-QUALIFIED PLAN

During fiscal 2000, the Company adopted a stock option plan under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as non-qualified stock options to key employees and non-employee members of the Company's Board of Directors. Option prices per share are the fair market value per share of stock, based on the closing price per share on the date of grant. The Company has granted options at various dates with terms under which the options become exercisable at a rate of 25% or 33% per year and are exercisable for a period of ten years after the date of grant.

                                                                            WEIGHTED AVERAGE
                                                       SHARES           EXERCISE PRICE PER SHARE
                                                     ----------         ------------------------
Balance at February 28, 1999                                 --                        --

Granted                                               1,590,000                $    14.88
Forfeited                                               (74,500)               $    14.88
                                                     ----------                ----------
Balance at February 29, 2000                          1,515,500                $    14.88
                                                     ==========                ==========

No options were exercisable under this plan at February 29, 2000.

1990 NON-EMPLOYEE OPTION PLAN

Under the 1990 non-employee stock option plan, nonqualified stock options were issued to non-employee members of the Company's Board of Directors. Options are issued to non-employee directors in accordance with a formula prescribed by the plan. Option prices per share are the fair market value per share, based on the closing per share price on the date of grant. Each option became exercisable within the period specified in the optionee's agreement and is exercisable for 10 years from the date of grant.

                                                                              WEIGHTED AVERAGE
                                                        SHARES            EXERCISE PRICE PER SHARE
                                                      ----------          ------------------------
Balance at February 28, 1997                             100,000                 $     7.48
Granted                                                   60,000                 $     4.88
                                                      ----------                 ----------

Balance at February 28, 1998                             160,000                 $     6.40
Granted                                                   32,000                 $     9.00
Exercised                                                (65,000)                $     5.32
                                                      ----------                 ----------
Balance at February 28, 1999                             127,000                 $     7.51
Exercised                                                (35,000)                $     8.63
                                                      ----------                 ----------
Balance at February 29, 2000                              92,000                 $     9.52
                                                      ==========                 ==========

A total of 92,000 and 95,000 non-employee options were exercisable at average prices of $7.08 and $7.00 at February 29, 2000 and February 28, 1999, respectively.

For all option plans at February 29, 2000, options for 3,114,487 shares of common stock were available for future grant.

EMPLOYEE STOCK PURCHASE PLAN

The Company has adopted an Employee Stock Purchase Plan under which an aggregate of 1,000,000 shares of common stock may be issued. Options are granted to eligible employees in accordance with a formula prescribed by the plan and are exercised automatically at the end of a one-year payroll deduction period. As adopted, the payroll deduction periods began either December 1 or June 1 and ended on the following November 30 and May 31, respectively. During fiscal 2000, the payroll deduction periods were amended to coincide with a calendar year cycle, therefore they will begin either January 1 or July 1 and end on the following December 31 and June 30, respectively. Option prices are determined as 85%
of the lower of the closing price per share of the Company's common stock on the option grant date or the option exercise date.

                                                                     WEIGHTED AVERAGE EXERCISE
                                                       SHARES            PRICE PER SHARES
                                                     ----------      -------------------------
Balance at February 28, 1997                            141,274             $     6.11
Granted                                                 164,424             $     4.42
Exercised                                               (96,854)            $     4.10
Forfeited                                               (44,420)            $     6.46
                                                     ----------             ----------

Balance at February 28, 1998                            164,424             $     4.42

Granted                                                  88,468             $     8.61
Exercised                                              (128,164)            $     9.25
Forfeited                                               (36,260)            $     4.51
                                                     ----------             ----------
Balance at February 28, 1999                             88,468             $     8.61

Granted                                                  90,244             $    15.50
Exercised                                               (76,608)            $     8.49
Forfeited                                               (11,860)            $     9.37
                                                     ----------             ----------
Balance at February 29, 2000                             90,244             $    15.50
                                                     ==========             ==========

Grant price per option outstanding is either $10.09 or $18.91.

As of February 29, 2000, no options were exercisable under this plan.

RESTRICTED STOCK PLAN

During fiscal 1996, the Company adopted a Restricted Stock Plan under which an aggregate of 1,000,000 shares may be issued. Shares issued to senior executives are earned based on the achievement of certain targeted share prices and the continued service of each executive for a two-year period after each target is met. Shares are available for annual grants to other key executives as a component of their annual bonuses on the achievement of targeted annual earnings per share objectives and the completion of an additional two years of service after the grant. Activity related to restricted stock during fiscal 2000, 1999 and 1998 is as follows:

                                       Senior Executive Plan   Key Executive Plan
                                       ---------------------   ------------------
Balance at February 28, 1997                  104,588                  8,302

         Forfeited                            (15,380)                (2,158)
                                             --------               --------
Balance at February 28, 1998                   89,208                  6,144

         Granted                               46,914                     --
                                             --------               --------
Balance at February 28, 1999                  136,122                  6,144

         Granted                              107,164                     --
                                             --------               --------
Balance at February 29, 2000                  243,286                  6,144
                                             ========               ========

Shares forfeited in fiscal 1998 had been granted at a weighted average share price of $11.17. The weighted average share price for grants in fiscal years 2000 and 1999 were $31.75 and $14.77, respectively, for the Senior Executive Plan. At February 29, 2000, approximately 756,714 shares were reserved for future restricted stock grants.

OTHER STOCK AWARD PLAN DISCLOSURES

Because the Company has elected to continue to apply the provisions of APB 25 for expense recognition purposes, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

Compensation", ("FAS 123") requires disclosure of pro forma information which provides the effects on net income and net income per share as if the Company had accounted for its employee stock awards under fair value methods prescribed by FAS 123. The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000, 1999, and 1998, respectively: risk-free interest rates of 5.50%, 5.38%, and 6.48%, stock price volatility factors of .72, .75 and
 .49; and expected option lives of 3.75 years, 3.52 years and 4.3 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 2000, 1999 and 1998 was $8.22 and $3.26 and $1.98, respectively.

Required Pro Forma Disclosures:

                                          2000               1999               1998
                                    ---------------     --------------     --------------
Net income (loss)                   $  (21,967,099)     $   15,472,916     $   (8,726,923)
Income (loss) per share diluted     $        (0.72)     $         0.52     $        (0.28)

As required by FAS 123, only awards granted after fiscal 1995 have been included in determining the amount of additional compensation expense for those years. As such, the effects of applying FAS 123 on fiscal 2000, 1999 and 1998 results are not necessarily representative of the additional compensation expense which will be included in future years' pro forma disclosures as more than two years of awards will be considered.

Options Outstanding at February 29, 2000:

                                                           Weighted Average
                                     Weighted Average    Remaining Contractual
Exercise Prices          Shares       Exercise Price         Life in Years
---------------         ---------    ----------------    ---------------------
$ 3.81 - $ 5.00         2,124,649     $        4.91              7.57
$ 5.68 - $11.50         1,008,660     $        9.14              4.92
$11.75 - $29.19         1,604,624     $       15.00              9.02
                        ---------
                        4,737,933
                        =========

Options Exercisable at February 29, 2000:

                                                             Weighted Average
                                      Weighted Average    Remaining Contractual
Exercise Prices            Shares      Exercise Price         Life in Years
---------------          ---------    ----------------    ---------------------
$ 3.81 - $ 5.00            578,675     $        4.90              7.29
$ 5.68 - $11.50            649,000     $        9.75              3.43
$11.75 - $13.63             34,875     $       13.56              2.49
                         ---------
                         1,262,550
                         =========

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

NOTE J - TREASURY STOCK

No treasury stock was repurchased during fiscal 2000. Pursuant to authorizations by the Company's Board of Directors, the Company repurchased 294,000 and 2,700,800 shares of its common stock during fiscal 1999 and 1998, respectively, at an average price per share of $19.97 and $9.70, respectively. All shares held in treasury were reissued as a part of the two-for-one stock split paid in the form of a stock dividend which took place on January 11, 1999.

NOTE K - SPECIAL CHARGES

Fiscal 2000 income from operations and net loss were impacted by second quarter special charges of $15.0 million including: $9.1 million reported in cost of goods sold relating to a comprehensive cross-license agreement with an affiliate of Lucent Technologies, Inc. and provisions for inventories and certain intangible assets made obsolete by the Company's merger with Brite; and $5.9 million reported in selling, general and administrative expenses primarily relating to severance charges for InterVoice employees made redundant as a result of the merger with Brite and charges relating to bad debts arising from the impairment of certain foreign accounts receivable and from the cancellation of certain customer trade-in obligations. Substantially all of the severance amounts were paid by February 29, 2000. The Company also charged $30.1 million to research and development relating to purchased in-process research and development, as part of the Brite acquisition (See Note D).

During fiscal 1998, the Company incurred special charges of approximately $7.4 million. Special charges reported in selling, general and administrative expenses totaled $1.6 million and included severance expenses associated with certain personnel matters, including the resignation of the

Company's former President and Chief Operating Officer, and accounts receivable write-offs related to certain cancellations of service contracts. Special charges reported in cost of goods sold totaled $4.0 million and included asset write-offs including a provision for inventory obsolescence in light of a migration of the Company's customers to its NSP-5000 platform and a provision million for the impairment of certain intangible assets. The Company also expensed as in-process research and development $1.8 million of the purchase price of the ESP product line purchased from Integrated Telephony Products, Inc. (See Note D).

The Company incurred a one-time charge of approximately $1.8 million in connection with the settlement of certain litigation during fiscal 1997.

NOTE L - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            YEAR ENDED FEBRUARY 28/29
                                                 ------------------------------------------------
                                                      2000              1999            1998
                                                 -------------      ------------     ------------
Numerator:
Net income (loss) for basic and
     diluted earnings per share:                 $ (14,845,728)     $ 20,192,916     $ (5,139,846)
                                                 =============      ============     ============

Denominator:
Denominator for basic earnings per share
     weighted average shares outstanding            30,510,408        27,990,907       31,032,672
Effect of dilutive securities:
Employee stock options--                                    --         1,781,597               --
                                                 -------------      ------------     ------------
Denominator for diluted earnings per share          30,510,408        29,772,504       31,032,672
                                                 =============      ============     ============
Net income (loss) per common shares - basic      $       (0.49)     $       0.72     $      (0.17)
                                                 =============      ============     ============
Net income (loss) per common share - diluted     $       (0.49)     $       0.68     $      (0.17)
                                                 =============      ============     ============

Options to purchase 4,737,933, 633,098 and 3,725,712 shares of common stock at average exercise prices of $9.23, $10.77 and $7.10, respectively, were outstanding at February 29, 2000 and at February 28, 1999 and 1998, respectively, but were not included in the computations of diluted earnings
(loss) per share because the effect would have been anti-dilutive to the calculations. For 1999 the anti-dilution is due to options' exercise prices which were greater than the average market prices of the common shares. For 2000 and 1998, the anti-dilution is due to the net loss for the years ended February 29, 2000 and February 28, 1998.

NOTE M - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company is comprised of a single operating segment which develops, sells and services call automation systems. The Company's Chief Operating Decision Maker
(CODM) assesses performance and allocates resources on an enterprise wide basis. Therefore, no separately reportable operating segments exist.

The CODM monitors revenues based on customer markets, including Business Systems, Network Systems and Services. The Business Systems market includes IVR and CRM systems. The Network Systems customer market focuses on systems for telecommunications network operators.

Revenues (in millions):              2000         1999         1998
                                   --------     --------     --------
Business Systems                   $  109.0     $   97.4     $   71.9
Network Systems                       104.7         26.2         17.1
Services                               72.5         13.3         13.3
                                   --------     --------     --------

Total                              $  286.2     $  136.9     $  102.3
                                   ========     ========     ========

GEOGRAPHIC OPERATIONS. The following geographic area data includes net trade revenues for fiscal years 2000, 1999 and 1998 and property and equipment for fiscal 2000. Revenues are attributed to geographic locations based on locations of customers.

Revenues (in millions):                               2000         1999         1998
                                                    --------     --------     --------
United States                                       $  157.2     $  112.8     $   81.0
The Americas (excluding the U.S.)                       23.9         13.4         11.5
Pacific Rim                                             15.5          6.3          4.4
Europe, Middle East and Africa                          89.6          4.4          5.4
                                                    --------     --------     --------

Total                                               $  286.2     $  136.9     $  102.3
                                                    ========     ========     ========

One Network systems customer accounted for 16% of the Company's sales during fiscal year 2000. No customers accounted for 10% or more of the Company sales during fiscal 1999 or 1998.

Property and Equipment (in millions):       2000
                                         -----------
United States                            $      30.9
United Kingdom                                  10.1
                                         -----------
                                         $      41.0
                                         ===========

Substantially all of the Company's property and equipment was located in the United States in fiscal 1999 and 1998.

NOTE N - CONCENTRATIONS OF CREDIT RISK

The Company sells systems directly to end-users and distributors primarily in the banking and financial, telecommunications, human resource, healthcare and call center markets. Customers are dispersed across different geographic areas, primarily North America and Europe. Credit is extended based on an evaluation of a customer's financial condition and a deposit is generally required. The Company has made a provision for credit losses in these financial statements.

NOTE O - EMPLOYEE BENEFIT PLAN

     The Company sponsors an employee savings plan in the United States which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed three months of service are eligible to participate in the plan. The Company matches 50% of employee contributions up to 6% of the employee's eligible compensation. Company contributions totaled $1,193,505, $798,000 and $854,000 in fiscal 2000, 1999 and 1998, respectively.

NOTE P - CONTINGENCIES

     The Company provides certain automated call processing services on a managed services basis for a large domestic telecommunications company. The telecommunications company has alleged that the Company should pay monetary penalties under the managed services contract for failing to achieve certain representations, covenants and specified levels of service. The Company has acknowledged that it may owe the telecommunications company an immaterial amount as a monetary penalty for failing to adhere to a specific service level, and has denied all other alleged failures under the contract. A reserve has been established to cover the immaterial amount the Company has acknowledged it might owe. The parties are in the process of attempting to negotiate mutually satisfactory agreements to resolve their dispute, and to extend the managed services contract. There is no assurance that the parties will negotiate mutually acceptable agreements. The telecommunications company has not threatened litigation against the Company. In the event litigation is instituted against the Company concerning the dispute under the contract, the Company intends to vigorously contest the claims and to assert appropriate defenses. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation asserted against the Company in connection with the managed services contract.

NOTE Q - LEASES

Rental expense was $2.7 million in 2000. Rental costs in fiscal 2000 generally related to office and manufacturing facility leases acquired in connections with the Brite merger. Rental expenses in 1999 and 1998 were immaterial. The lease agreements include purchase and renewal provisions and require the company to pay taxes, insurance and maintenance costs. At February 29, 2000, the Company was committed under noncancelable operating leases with minimum rentals of $4.1 million, $3.8 million, $2.9 million, $1.3 million and $1.5 million in fiscal years 2001, 2002, 2003, 2004 and thereafter, respectively.

The Company has also entered into a two and one half year lease agreement, commencing April 1, 2000 for additional manufacturing and office space. Minimum rentals under this lease are approximately $0.9 million per year.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             INTERVOICE-BRITE, INC.


                COLUMN A                      COLUMN B                 COLUMN C                     COLUMN D             COLUMN E
                --------                    ------------     -----------------------------        ------------         ------------
                                                                      ADDITIONS
                                                             -----------------------------
                                                                  (1)              (2)
                                              BALANCE AT      CHARGED TO        CHARGED TO                              BALANCE AT
                                              BEGINNING        COST AND       OTHER ACCOUNTS                              END OF
               DESCRIPTION                    OF PERIOD        EXPENSES                             DEDUCTIONS            PERIOD
YEAR ENDED FEBRUARY 29, 2000
 DEDUCTED FROM ASSET ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS         $  1,305,581     $  6,363,527     $  3,019,158(A)     $ (6,527,463)(B)     $  4,160,803
    ALLOWANCE  FOR SLOW MOVING INVENTORIES     1,204,526        1,880,723        2,419,914(A)       (4,122,185)(C)        1,382,978
                                            ------------     ------------     ------------        ------------         ------------
TOTAL                                       $  2,510,107     $  8,244,250     $  5,439,072        $(10,649,648)        $  5,543,781
                                            ============     ============     ============        ============         ============

YEAR ENDED FEBRUARY 28,1999
 DEDUCTED FROM ASSET ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS         $    368,004     $  1,037,588               --        $   (100,011)(B)     $  1,305,581
    ALLOWANCE  FOR SLOW MOVING INVENTORIES     1,360,000        1,800,000               --          (1,955,474)(C)        1,204,526
                                            ------------     ------------     ------------        ------------         ------------
TOTAL                                       $  1,728,004     $  2,837,588               --        $ (2,055,485)        $  2,510,107
                                            ============     ============     ============        ============         ============

YEAR ENDED FEBRUARY 28,1998
 DEDUCTED FROM ASSET ACCOUNTS:
    ALLOWANCE FOR DOUBTFUL ACCOUNTS         $    250,950     $    291,491               --        $   (174,437)(B)     $    368,004
    ALLOWANCE  FOR SLOW MOVING INVENTORIES       166,000        1,935,067               --            (741,067)(C)        1,360,000
                                            ------------     ------------     ------------        ------------         ------------
TOTAL                                       $    416,950     $  2,226,558               --        $   (915,504)        $  1,728,004
                                            ============     ============     ============        ============         ============

--------------------------
(A) Allowance accounts included in working capital acquired from Brite.
(B) Accounts written off.
(C) Scrapped material.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements and financial statement schedule of InterVoice-Brite, Inc. and subsidiaries are included in Items 8 and 14(a), respectively.

                                                                                                          Page
                                                                                                          ----
(1)      Financial Statements:
         Report of Independent Auditors                                                                     64
         Consolidated Balance Sheets at February 29, 2000 and February 28, 1999                             65
         Consolidated Statements of Operations for the three years ended
              February 29, 2000                                                                             66
         Consolidated Statements of Changes in Stockholders' Equity
              for the three years ended February 29, 2000                                                   67
         Consolidated Statements of Cash Flows for the three years ended
              February 29, 2000                                                                             68
         Notes to Consolidated Financial Statements                                                      69-99

(2)      Financial Statement Schedules

         II   Valuation and Qualifying Accounts                                                            100

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)      Exhibits:

     The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended February 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INTERVOICE-BRITE, INC.



                                              By: /s/ DANIEL D. HAMMOND
                                                  ------------------------------
                                                  Daniel D. Hammond

                                              Chairman of the Board of Directors
                                                and Chief Executive Officer

Dated: May 26, 2000

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


         Signature                                          Title                        Date
         ---------                                          -----                        ----
         /s/  DANIEL D.  HAMMOND                   Chairman of the Board of          May 26, 2000
--------------------------------------------          Directors and Chief
              Daniel D.  Hammond                       Executive Officer



         /s/  ROB-ROY J. GRAHAM                    Chief Financial Officer,          May 26, 2000
--------------------------------------------      Chief Accounting Officer
              Rob-Roy J.  Graham                         and Controller
                                               (Principal Accounting Officer)



         /s/  JOSEPH J. PIETROPAOLO                         Director                 May 26, 2000
--------------------------------------------
              Joseph J. Pietropaolo


         /s/  GEORGE C. PLATT                               Director                 May 26, 2000
--------------------------------------------
              George C. Platt


         /s/  GRANT A. DOVE                                 Director                 May 26, 2000
--------------------------------------------
              Grant A. Dove


         /s/  DAVID W. BRANDENBURG                          Director                 May 26, 2000
--------------------------------------------
              David W. Brandenburg


         /s/  STANLEY G. BRANNAN                            Director                 May 26, 2000
--------------------------------------------
              Stanley G. Brannan

                                INDEX TO EXHIBITS


[CAPTION]

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
3.1     Articles of Incorporation, as amended, of Registrant                       (2)

3.2     Amendment to Articles of Incorporation of Registrant                       (9)

3.3     Second Restated Bylaws of Registrant, as amended                           (1)

4.1     Amended and Restated Rights Agreement dated as of December 12,
        1994 between the Registrant and KeyCorp Shareholder Services, Inc.
        (as successor to Society National Bank), as Rights Agent                   (4)

10.1    The InterVoice, Inc. 1990 Incentive Stock Option Plan, as amended          (8)

10.2    The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for
        Non-Employees, as amended                                                  (3)

10.3    The InterVoice, Inc. Employee Stock Purchase Plan                          (6)

10.4    InterVoice, Inc. Employee Savings Plan                                     (5)

10.5    InterVoice, Inc. Restricted Stock Plan                                     (7)

10.6    Employment Agreement dated as of September 1, 1998 between the
        Company and David W. Berger                                                (8)

10.7    Employment Agreement dated as of September 16, 1998 between
        the Company and Rob-Roy J. Graham                                          (8)

10.8    InterVoice, Inc. 1998 Stock Option Plan                                    (8)

10.9    Assets Purchase Agreement dated as of September 15, 1998 between
        the Company and Dronen Consulting, Incorporated                            (8)

10.10   Acquisition Agreement and Plan of Merger dated as of April 27,
        1999, by and among the Company, InterVoice Acquisition
        Subsidiary III, Inc. ("Acquisition Subsidiary") and Brite Voice
        Systems, Inc. ("Brite")                                                    (10)

10.11    Patent License Agreement between Lucent Technologies GRL Corp.
         and InterVoice Limited Partnership, effective as of October 1, 1999. Portions
         of this exhibit have been excluded pursuant to a request for confidential treatment.       (9)

10.12    Third Amended and Extended Employment Agreement executed as of
         August 17, 1999, between the Company and Daniel D. Hammond.                                (9)

10.13    InterVoice-Brite, Inc. 1999 Stock Option Plan.                                             (11)

10.14    Credit Agreement dated June 1, 1999 among InterVoice, Inc., InterVoice Acquisition
         Subsidiary III, Inc. and Bank of America National Trust and Savings Association, Banc
         of America Securities LLC and certain other financial institutions indicated as being parties to the Credit Agreement incorporated by reference to Exhibit 99.(b)(1) of the
         Schedule 14-D1 (Amendment No.4) filed by InterVoice, Inc. and InterVoice Acquisition
         Subsidiary III, Inc. on June 14, 1999.                                                     (10)

10.15    Employment Agreement with Ray S. Naeini.                                                   (12)

10.16    Employment Agreement with Donald R. Walsh                                                  (12)

23       Consent of Independent Auditors                                                            (12)

27.1     Fiscal 2000 Financial Data Schedules                                                       (12)

99.1     Pages 23, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4,
         as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the
         Registration Statement on Form S-4/A (Amendment No. One) filed by the Company
         On July 13, 1999)                                                                          (9)

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

(8) Incorporated by reference to exhibits to the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1998, filed with the SEC on October 14, 1998.

(9) Incorporated by reference the Company's Quarterly report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed October 14, 1999.

(10) Incorporated by reference to Registration Statement on Form S-4 filed with the SEC on July 13, 1999, Registration Number 333-79839.

(11) Incorporated by reference to Registration Statement on Form S-8 filed with the SEC on October 15, 1999, Registration Number 333-89127.

(12) Filed herewith.

(13) Previously filed.