Form 10-Q
period 2000-05-31
INTERVOICE BRITE INC
filed 2000-07-14
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                  MAY 31, 2000

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


                                  YES [X] NO[ ]


THE REGISTRANT HAD 32,792,375 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.



================================================================================

                             InterVoice-Brite, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                     (In Thousands Except Share Data)
ASSETS                                               May 31, 2000   February 29, 2000
                                                     ------------   -----------------

     Cash and cash equivalents                       $    12,410        $     23,263
     Trade accounts receivable, net of allowance
         for doubtful accounts of $3,173 in 2001
         and $4,161 in 2000                               80,147              93,157
     Income tax receivable                                 3,066               3,903
     Inventory                                            38,790              27,211
     Prepaid expenses and other current assets             9,749               8,997
     Deferred income taxes                                 6,183               4,029
                                                     -----------        ------------
         Current Assets                                  150,345             160,560

     Building                                             19,574              19,522
     Computer equipment and software                      46,173              46,228
     Furniture, fixtures and other                         4,567               4,566
     Service equipment                                     6,981               5,956
                                                     -----------        ------------
                                                          77,295              76,272
     Less allowance for depreciation                      38,654              35,257
                                                     -----------        ------------
         Net property and equipment                       38,641              41,015

Intangible assets, net of amortization of
     $18,296 in 2001 and $14,400 in 2000                  94,570              98,568
Other assets                                               2,863               2,880
                                                     -----------        ------------
                                                     $   286,419        $    303,023
                                                     ===========        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $    32,506        $     27,240
Accrued expenses                                          12,718              14,596
Customer deposits                                          5,617               8,010
Deferred income                                           30,427              14,450
Current portion of long term borrowings                   27,500              25,000
                                                     -----------        ------------
     Current liabilities                                 108,768              89,296

Long term liabilities                                         --                 958

Deferred income taxes                                     24,876              25,738

Long term borrowings                                      52,500              75,000

Preferred Stock, $100 par value--2,000,000
     shares authorized: none issued
Common Stock, no par value, at nominal
         assigned value--62,000,000 shares
         authorized: 32,792,375 issued, and
         outstanding in 2001,
         32,587,524 issued and outstanding in 2000            16                  16
     Additional capital                                   50,999              49,984
     Unearned compensation                                (3,189)             (3,701)
     Retained earnings                                    55,590              66,642
     Accumulated other comprehensive income               (3,141)               (910)
                                                     -----------        ------------
         Stockholders' equity                            100,275             112,031
                                                     -----------        ------------
                                                     $   286,419        $    303,023
                                                     ===========        ============

                             InterVoice-Brite, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        (In Thousands Except
                                                           Per Share Data)
                                                          Three Months Ended
                                                    ----------------------------
                                                    May 31, 2000    May 31, 1999
                                                    ------------    ------------


Sales                                                $    71,468    $    40,077

Cost of goods sold                                        34,901         15,347
                                                     -----------    -----------

Gross margin                                              36,567         24,730

Research and development expenses                          9,017          3,839
Selling, general and administrative expenses              21,897         11,431
Amortization of goodwill and acquisition
     related intangible assets                             3,474             --
                                                     -----------    -----------

Income from operations                                     2,179          9,460

Other income                                                 191            159
Interest Expense                                          (2,048)           (51)
                                                     -----------    -----------

Income before taxes and the cumulative effect
     of a change in accounting principle                     322          9,568

Income taxes                                                 124          3,301
                                                     -----------    -----------

Income before the cumulative effect
     of a change in accounting principle                     198          6,267

Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101               (11,250)            --
                                                     -----------    -----------

Net (loss) income                                    $   (11,052)   $     6,267
                                                     ===========    ===========

Per Basic Share:
Income before the cumulative effect of
     a change in accounting principle                $      0.01    $      0.22

Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                 (0.35)            --
                                                     -----------    -----------

Net (loss) income                                    $     (0.34)   $      0.22
                                                     ===========    ===========

Per Diluted Share:
Income before the cumulative effect of
     a change in accounting principle                $      0.01    $      0.21

Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                 (0.33)            --
                                                     -----------    -----------

Net (loss) income                                    $     (0.32)   $      0.21
                                                     ===========    ===========

                             InterVoice-Brite, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               (In Thousands)
                                                             Three Months Ended
                                                        ----------------------------
                                                        May 31, 2000    May 31, 1999
                                                        ------------    ------------

OPERATING ACTIVITIES
     Income before the cumulative effect of a
         change in accounting principle                 $        198    $      6,267
     Adjustments to reconcile income
         before the cumulative effect of a change
         in accounting principle to net cash provided
         by operating activities:
     Depreciation and amortization                             8,240           3,191
     Changes in operating assets and liabilities               1,605          (2,107)
                                                        ------------    ------------
NET CASH FROM OPERATIONS                                      10,043           7,351

INVESTING ACTIVITIES
     Purchases of property and equipment                      (1,517)           (803)
     Other                                                        --             (27)
                                                        ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                         (1,517)           (830)

FINANCING ACTIVITIES
     Paydown of debt                                         (20,000)             --
     Exercise of stock options                                 1,015             635
                                                        ------------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (18,985)            635

     Effect of exchange rate on cash                            (394)             --
                                                        ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (10,853)          7,156

Cash and cash equivalents, beginning of period                23,263          12,196
                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $     12,410    $     19,352
                                                        ============    ============

                             InterVoice-Brite, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                        (In Thousands, Except Share Data)


                                       Common Stock                                                Accumulated Other
                                  -----------------------   Additional   Unearned       Retained    Comprehensive
                                    Shares       Amount      Capital    Compensation    Earnings         Loss            Total
                                  ----------   ----------   ----------  ------------   ----------  -----------------  ----------
Balance at February 29, 2000      32,587,524   $       16   $   49,984   $   (3,701)   $   66,642      $     (910)    $  112,031

Net loss                                --           --           --           --         (11,052)           --          (11,052)

Foreign currency translation
  adjustment                            --           --           --           --            --            (2,231)        (2,231)

Exercise of stock options            204,851         --          1,015         --            --              --            1,015

Amortization of unearned
     compensation                       --           --           --            512          --              --              512
                                  ----------   ----------   ----------   ----------    ----------      ----------     ----------
Balance at May 31, 2000           32,792,375   $       16   $   50,999   $   (3,189)   $   55,590      $   (3,141)    $  100,275
                                  ==========   ==========   ==========   ==========    ==========      ==========     ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 29, 2000 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited May 31, 2000 and 1999 consolidated financial statements have been included. Operating results for the three month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss), i.e., net income (loss) plus foreign currency translation adjustments to stockholders' equity, for the first quarter of fiscal 2001 and 2000 was ($13.3) million and $6.3 million.

Financial statements of the Company's foreign subsidiaries have been translated into U. S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

NOTE B - ACQUISITION OF BRITE VOICE SYSTEMS, INC.

As discussed in the Company's Form 10-K for the fiscal year ended February 29, 2000, during the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite Voice Systems, Inc. (Brite) in a two-step transaction involving aggregate consideration of approximately $165.1 million of cash and common stock. Results of operations of Brite were consolidated with the Company beginning June 1, 1999; therefore, the Company's results of operations presented for the three months ended May 31, 1999 do not include those of Brite.

In connection with this transaction, the Company obtained senior secured credit facilities amounting to $150 million from Bank of America, including a $125 million term loan facility and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The credit facilities require the Company to comply with certain financial covenants as defined in the related credit agreements. As of May 31, 2000, $80 million was outstanding under the credit facilities. Interest under the credit facilities accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate. The current average annual interest rate is 8.80%

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE/REVENUE RECOGNITION

Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." For systems that do not require customization to be performed by the Company, revenue is recognized when the related hardware and software are delivered, when there is persuasive evidence that an arrangement exists, when the fee is fixed and determinable and when collection is probable. Historically, revenue generally had been recognized at the time of shipment. Although the Company's contract arrangements often include installation and customer acceptance provisions, revenue generally had been recognized at the time of shipment based on the Company's belief that no significant uncertainties regarding customer acceptance existed. For systems that required significant customization where the completed contract method of accounting was applicable, the Company generally had recognized revenue upon completion of installation and testing procedures but prior to customer acceptance. Under the new accounting method effective March 1, 2000, the Company now recognizes revenue upon customer acceptance. For more complex customized systems (generally over a $500,000 sales price) the company has continued to use a percentage of completion methodology based on labor inputs. The Company also continues to recognize revenue from services when the services are performed, or ratably over a contract period.

The Company had also recognized revenue upon shipment of products to the customer for systems shipped FOB destination as a common carrier had been used by the Company resulting in the transfer of substantially all the risks and rewards of ownership. For systems for which the risk of loss transfers upon delivery to the customer's site and for which the Company has no significant post-delivery implementation service obligation, the Company now recognizes revenue when risk of loss passes.

The cumulative effect of the change on prior years (which principally relates to changes relating to customer acceptance provisions) resulted in a charge to operations of $11.3 million (after reduction for income taxes of $7.0 million) which is included in results of operations for the three months ended May 31, 2000. For the three months ended May 31, 2000, the net effect of the change in accounting was to increase income before the cumulative effect of the accounting change $4.0 million ($.11 per share). For the three months ended May 31, 2000, the Company recognized $16.6 million in revenue that is included in the cumulative effect adjustment as of March 1, 2000. Assuming the accounting change was applied retroactively by the Company to prior periods, pro forma net income and net income per common share would have been $6.4 million and $0.21 for the three months ended May 31, 1999.

NOTE D - INVENTORIES

Inventories consist of the following (In thousands):

                                      May 31, 2000          February 29, 2000
                                      ------------          -----------------
         Purchased parts                $ 28,022                $ 21,134
         Work in progress                  7,991                   5,213
         Finished goods                    2,777                     864
                                        --------                --------
                                        $ 38,790                $ 27,211
                                        ========                ========

NOTE E - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands)                               May 31, 2000    May 31, 1999
                                             ------------    ------------

Numerator:

Income before the cumulative effect
     of a change in accounting principle      $     198      $    6,267
Cumulative effect on prior years of
     adopting SEC SAB No. 101                   (11,250)             --
                                               --------        --------
Net Income (Loss)                             $ (11,052)     $    6,267
                                               --------        --------

Denominator:

DENOMINATOR FOR BASIC EARNINGS PER SHARE         32,539          28,748

Effect of dilutive securities:

Employee Stock Options                            2,293           1,591

Non-vested restricted stock                          61              11
                                               --------        --------

Dilutive Potential common shares                  2,354           1,602

DENOMINATOR FOR DILUTED EARNINGS PER SHARE       34,893          30,350

BASIC:
Income before the cumulative effect
     of a change in accounting principle      $    0.01      $     0.22
Cumulative effect on prior years of
     adopting SEC SAB No. 101                     (0.35)             --
                                               --------        --------
Net Income (Loss)                             $   (0.34)     $     0.22
                                               ========        ========

DILUTED:
Income before the cumulative effect
     of a change in accounting principle      $    0.01      $     0.21
Cumulative effect on prior years of
     adopting SEC SAB No. 101                     (0.33)             --
                                               --------        --------
Net Income (Loss)                             $   (0.32)     $     0.21
                                               ========        ========

Options to purchase 2,500 and 129,898 shares of common stock at average prices of $29.19 and $11.94, respectively, were outstanding during the first three months of fiscal 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common shares during such periods and, therefore, the effect would have been anti-dilutive.

NOTE F - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company is comprised of a single operating segment which develops, sells and services call automation systems. The Company's Chief Operating Decision Maker
(CODM) assesses performance and allocates resources on an enterprise wide basis. Therefore, no separately reportable operating segments exist.

The CODM monitors sales based on customer markets, including Business Systems, Network Systems and Services. The Business Systems market includes interactive voice response (IVR) and customer relationship management (CRM) systems. The Network Systems customer market focuses on systems for telecommunications network operators.

Services sales include fees for system maintenance, software license fees and fees for providing voice and call processing services to the Company's customers on equipment owned and operated by the Company. The Company's net sales by market and geographic area were as follows (in thousands):

                                                   Three Months Ended
                                             -----------------------------
                                             May 31, 2000     May 31, 1999
                                             ------------     ------------
Sales:
     Business Systems                          $ 23,812         $ 26,875
     Network Systems                             24,284            9,555
     Services                                    23,372            3,647
                                               --------         --------
     Total                                     $ 71,468         $ 40,077
                                               ========         ========
Geographic Area Net Sales:
     United States                             $ 40,986         $ 30,012
     The Americas (Excluding U.S.)                  974            6,023
     Pacific Rim                                  3,732            3,020
     Europe, Middle East & Africa                25,776            1,022
                                               --------         --------
         Total                                 $ 71,468         $ 40,077
                                               ========         ========

One customer accounted for approximately 21% of the Company's sales during the three month period ending May 31, 2000. No customer accounted for 10% or more of the Company's sales during the three month period ended May 31, 1999.


NOTE G - CONTINGENCIES

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2001,and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as British Telecom, which accounted for approximately 16% of the Company's total sales during fiscal 2000, since such customers generally are not contractually obligated to place further orders with the Company.

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

o Risks involved in the Company's international distribution and sales of its products, including unexpected changes in regulatory requirements, unexpected and adverse changes in exchange rates, the difficulty and expense of maintaining foreign offices and distribution channels, tariffs and other barriers to trade, difficulty in protecting intellectual property rights, and foreign governmental regulations that may limit or restrict the sales of call automation systems. Additionally, changes in foreign credit markets and currency exchange rates may result in requests by many international customers for extended payment terms and may have an adverse impact on the Company's cash flow and its level of accounts receivable.

o The quantity and size of large sales (sales valued at approximately $4 million or more) during any fiscal quarter, which can cause wide variations in the Company's sales and earnings on a quarter to quarter basis.

o Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions to assess liquidated damages for delayed performance. Since the Company's projects frequently require a significant degree of customization, it is difficult for the Company to predict when it will complete such projects. Accordingly, the Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

o Ability of the Company to properly estimate costs under fixed price contracts in developing application software and otherwise tailoring its systems to customer-specific requests.

o The Company's ability to hire and retain, within the Company's compensation parameters, qualified sales, administrative and technical talent and outside contractors in highly competitive markets for the services of such personnel.

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

o The ability of the Company to retain certain customers of the former Brite in light of the Company's decision to phase out certain Brite products and its ability to persuade such customers to purchase similar products offered by the Company.

o The Company's business transactions in foreign currencies are subject to adverse movements in foreign currency exchange rates.

SALES. The Company has complied with generally accepted accounting principles for its historical revenue recognition. However, in December 1999, the Securities and Exchange Commission issued new guidance, to which all registrants are expected to comply, on revenue recognition in its Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements". Under such guidance, the Company changed its revenue recognition policy effective with the first quarter of fiscal 2001. The result of such change is that, for a portion of the Company's system sales, revenue recognition has shifted from the date of shipment to the date of customer acceptance, which generally occurs after shipment.

Sales in the first quarter of fiscal 2001 were approximately $71.5 million. Such sales increased approximately $31.4 million, or 78%, when compared to the same period of fiscal 2000. The increases are primarily due to the Company's merger with Brite Voice Systems, Inc. (Brite) which was accounted for using the purchase method of accounting. Results of Brite's operations were consolidated with those of InterVoice, Inc. effective June 1, 1999, the first day of the Company's second fiscal quarter of fiscal 2000. One customer accounted for approximately 21% of the Company's total sales during the first quarter of fiscal 2001. Sales in the first quarter of fiscal 2001 declined, on a sequential basis, $9.1 million from pro forma sales of $80.6 million in the fourth quarter of fiscal 2000 (adjusted to reflect revenue which would have been recognized under SAB 101). Some contributing factors for the sequential decline in sales include: (1) a sluggish demand from the former Brite customer base as they evaluate the Company's product roadmap resulting from the merger of Brite,
(2) sluggish demand from existing and prospective customers as they evaluate their post-Y2K capital expenditures, (3) a lengthening of the overall Sales Cycle resulting from the transition in customer demand from simpler touch-tone to complex, speech enabled applications, and (4) attrition in the Company's Network Systems sales force.

To enhance comparability of the Company's sales for its first quarter of fiscal 2001, the information below is presented on an "as adjusted" basis as though the merger with Brite and the adoption of SAB 101 (See Notes B and C to the Consolidated Financial Statements) had occurred at the beginning of the respective periods presented.

                                  (In millions)
                          As Adjusted        As Reported
                       ----------------   ----------------
First Quarter           2001     2000*     2001     2000
-------------           ----     -----     ----     -----
Sales:
Business Systems        23.8     34.9      23.8     26.9
Network Systems         24.3     24.6      24.3      9.5
Services**              23.4     17.8      23.4      3.6
                        ----     ----      ----     ----
    Total               71.5     77.3      71.5     40.0
                        ====     ====      ====     ====

* InterVoice-Brite's fiscal year ends the last day of February. Brite's fiscal year ended December 31. No adjustment has been made to account for the two companies' different fiscal year ends.
** Does not include sales of Brite's TSL division, which was sold December 1, 1998.

The following discussion compares sales performance on an "as adjusted" basis only.

Business Systems sales decreased 32% in the first quarter of fiscal 2001 when compared to the same period of the previous fiscal year. The Company believes this decline is the result of: (1) a sluggishness in demand from the former Brite customer base as those companies continued to evaluate the Company's product roadmap resulting from the merger with Brite, (2) a continued sluggish demand from the Company's existing and prospective customers as they evaluate their post-Y2K capital expenditures, and (3) a lengthening of the overall sales cycle resulting from a transition in customer demand from relatively simple touch-tone based applications to complex applications embodying speech recognition capabilities. Additionally, speech recognition enabled sales opportunities tend to be larger in dollar value, which may extend the customer purchasing cycle. International Business Systems sales constituted 16% of the Company's total Business Systems sales during the first quarter of fiscal 2001.

Network Systems sales during the first three months of fiscal 2001 were approximately equal to such sales during the same period of the previous fiscal year. Third-party surveys indicate that the market addressed by the Company's Network Systems products is growing. The Company believes a contributing factor to its flat sales growth in this market segment was sales force attrition. International Network Systems sales constituted 64% of the Company's total Network Systems sales during the first quarter of fiscal 2001.

Services sales increased 31% in the first quarter of fiscal 2001 when compared to the same period of the previous fiscal year. An increase in the Company's Managed Services sales was the primary reason for the increase in Services sales. The Company provides certain voice and call processing services to its customers on equipment owned and operated by the Company. In return, the Company charges its customers for such services in one of multiple ways, including fixed rates per month or per transaction, and/or a share of the revenue generated by the Company's customer based on such services. Managed Services sales increased in the first quarter of fiscal 2001 primarily due to increased call volumes by customers offering prepaid telecommunication calling services in Europe and North America. Generally, the Company receives a portion of the prepaid calling revenues generated by its customers. International Services sales constituted 48% of the Company's total Services sales during the first quarter of fiscal 2001.

COST OF GOODS SOLD. Cost of goods sold was approximately $34.9 million for the first quarter of fiscal 2001. As a percentage of sales, cost of goods sold was 48.8% for the first quarter of fiscal 2001 as compared to 38.3% for the same period of the previous fiscal year. The increase in cost of goods sold as a percentage of sales is attributable to less than anticipated sales while the Company continued to invest in application engineering and customer service resources to pursue opportunities in all its markets. Additionally, the products acquired in the merger with Brite historically have had a greater cost of goods sold, as a percentage of sales, than the Company's other products due to higher third party hardware content.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the first quarter of fiscal 2001 were approximately $9.0 million, or 12.6% of the Company's total sales. Such expenses were 9.6% of the Company's total sales in the same period of the previous fiscal year. The Company continued to invest in research and development resources despite less than anticipated Sales. Research and development expenses included the design of new products and the enhancement of existing products. The Company expects to maintain its strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses during the first quarter of fiscal 2001 were approximately $21.9 million, or 30.6% of the Company's total sales, versus 28.5% during the same period in the previous fiscal year. The Company continued to hire and train new and existing sales and sales support personnel and expand its marketing and advertising programs worldwide despite less than anticipated sales.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Such expenses were approximately $3.5 million for the first quarter of fiscal 2001. Goodwill and intangible assets acquired in the merger with Brite totaled approximately $104 million with useful lives averaging seven years.

OTHER INCOME. Other income of approximately $0.2 million during the first quarter of fiscal 2001 was primarily interest paid on the Company's net cash reserves.

INTEREST EXPENSE. Interest expense of approximately $2.0 million for the first quarter of fiscal 2001 was interest paid on the Company's long term borrowings obtained during the second quarter of fiscal 2000 in connection with the merger with Brite. See "Liquidity and Capital Resources" for a description of the Company's long term borrowings.

INCOME (LOSS) FROM OPERATIONS. During the first quarter of fiscal 2001, the Company generated operating income of $2.2 million income before the cumulative effect of a change in accounting principle of $0.2 million, and a net loss of $11.1 million. As described in Note C of the Notes to the Consolidated Financial Statements, the Company recorded a charge of $11.3 million relating to the cumulative effect of a change in accounting principle as the result of changing its revenue recognition policy pursuant to guidance issued by the Securities and Exchange Commission in its Staff Accounting Bulletin No. 101. Operating and net income for the first quarter of fiscal 2000 were approximately $9.5 million and $6.3 million. Despite less than anticipated sales during the first quarter of fiscal 2001, the Company continued to invest in application engineering, customer service, research and development, sales, sales support and administrative personnel and resources to pursue opportunities in all of its markets.

LIQUIDITY AND CAPITAL RESOURCES. At May 31, 2000, the Company had cash reserves of approximately $12.4 million while borrowings under the Company's term loan facility were $80.0 million. Operating cash flow during the quarter was approximately $10.0 million. Income before the cumulative effect of a change in accounting principle plus non-cash expense items during the quarter totaled $8.4 million while a decrease in operating assets totaled $1.6 million. Days sales outstanding (DSO's) of accounts receivable continue to be a focus for the Company. At May 31, 2000, DSO's were 101, which was days up slightly from 99 days at February 29, 2000. Investing activities, primarily the purchase of computer and test equipment, used approximately $1.5 million during the quarter while financing activities, primarily pay down of debt net of proceeds from the exercise of employee stock options, consumed approximately $19.0 million in cash. Net cash flow during the quarter was approximately a negative $10.9 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has an available $25 million revolving credit facility. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. The term loan and revolving credit agreement discussed below includes normal and customary provisions which limit the Company's ability to make such acquisitions.

In connection with the merger with Brite, the Company entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At July 14, 2000, the Company had $80 million of borrowings outstanding under the agreement, at an average annual interest rate of 8.8%. Interest under the credit facility accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate.

         During the quarter, the Company entered into interest rate swap arrangements with a total notional amount of $125 million to change the characteristics of interest payments on its long-term borrowings from LIBOR-based variable-rate payments to fixed-rate payments. As of May 31, 2000, the variable-rate of 8.63% under the long-term borrowings had been swapped for an effective rate of 8.5%. The effect of interest rate swaps on the Company's interest expense during the quarter was immaterial. Upon expiration of the previously discussed swap agreements during June 2000, the Company entered into new interest rate swap agreements, expiring June 2002, for a notional amount of $40.0 million for an effective rate of 8.34%.

Impact of Inflation

         The Company does not expect any significant short term impact of inflation on its financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long term fixed price sales contracts which should reduce the Company's exposure to inflationary effects.

         The Company's debt facilities financing is considered to be a material long term debt obligation, which may expose the Company to inflationary effects associated with such variable rate loans; however, the Company has entered into interest rate swap agreements to partially hedge such exposure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's current term loan and revolving credit agreement provides for borrowings up to $150 million which bear interest at variable rates based on either a prime rate, the federal funds rate or the London Interbank Offering Rate, plus an applicable margin. As of May 31, 2000, the Company had $80 million outstanding under the credit agreement. The credit agreement matures on August 31, 2003 and the term loan facility is subject to quarterly principal amortization. The fair value of the borrowings approximate their carrying value at May 31, 2000. Due to the magnitude of this credit facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material. To mitigate the effect of interest rate changes, the Company enters into interest rate swap arrangements to change the characteristics of interest payments on borrowings from LIBOR-based, variable rate payments to fixed rate payments. As of May 31, 2000, the variable-rate of 8.63% under the long-term borrowings had been swapped for an effective rate of 8.5%. The effect of interest rate swaps on the Company's interest expense during the quarter was immaterial. As of July 14, 2000, the Company is a party to interest rate swap agreements, expiring June 2002, for a notional amount of $40.0 million for an effective rate of 8.34%.

         The Company transacts business in certain foreign currencies, including the British pound. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company attempts to mitigate this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency in which revenues will be received. However, the Company's major foreign subsidiary procures much of its raw materials inventory from its US parent. Such transactions are denominated in dollars, limiting the Company's ability to hedge against adverse movements in foreign currency exchange rates.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1 First Amendment to the Third Amended and Extended Employment Agreement executed as of June 26, 2000, between the Company and Daniel D. Hammond

        27.1  Financial Data Schedule

    (b) Reports on Form 8-K

        The Company filed no reports on Form 8-K during the three month period ended May 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INTERVOICE-BRITE, INC.




Date: 07/14/00                      By:  /s/ ROB-ROY J. GRAHAM
                                         ---------------------
                                         Rob-Roy J. Graham
                                         Chief Financial Officer
                                         (Chief Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.1              First Amendment to the Third Amended and Extended Employment
                  Agreement executed as of June 26, 2000, between the Company and Daniel D. Hammond.

27.1              Financial Data Schedule