Form 10-Q
period 2000-08-31
INTERVOICE BRITE INC
filed 2000-10-16
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                 AUGUST 31, 2000

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


                                 YES [X]   NO [ ]


THE REGISTRANT HAD 32,929,863 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


================================================================================

                             InterVoice-Brite, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                    (In Thousands)
                                                              August 31,      February 29,
ASSETS                                                          2000              2000
                                                             ------------      ------------
     Cash and cash equivalents                              $     17,642      $     23,263
     Trade accounts receivable, net of allowance
       for doubtful accounts of $3,212 in 2001 and
       $4,161 in 2000                                             67,643            93,157
     Income tax receivable                                         3,903             3,903
     Inventory                                                    41,775            27,211
     Prepaid expenses and other current assets                     8,247             8,997
     Deferred income taxes                                         5,077             4,029
                                                            ------------      ------------
         Current Assets                                          144,287           160,560

     Building                                                     20,220            19,522
     Computer equipment and software                              46,871            46,228
     Furniture, fixtures and other                                 4,573             4,566
     Service equipment                                             7,042             5,956
                                                            ------------      ------------
                                                                  78,706            76,272
     Less allowance for depreciation                              41,616            35,257
                                                            ------------      ------------
         Net property and equipment                               37,090            41,015

     Intangible assets, net of amortization
       of $21,528 in 2001 and
       $14,400 in 2000                                            90,459            98,568
     Other assets                                                  1,080             2,880
                                                            ------------      ------------
                                                            $    272,916      $    303,023
                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                       $     27,557      $     27,240
     Accrued expenses                                             12,850            14,596
     Customer deposits                                             9,674             8,010
     Deferred income                                              22,388            14,450
     Current portion of long term borrowings                      30,000            25,000
                                                            ------------      ------------
         Current liabilities                                     102,469            89,296

     Long term liabilities                                            --               958

     Deferred income taxes                                        24,664            25,738

     Long term borrowings                                         45,000            75,000

     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 32,929,863  issued
       and outstanding in 2001,
       32,587,524 issued and outstanding in 2000                      16                16
     Additional capital                                           51,805            49,984
     Unearned compensation                                        (2,677)           (3,701)
     Retained earnings                                            56,123            66,642
     Accumulated other comprehensive loss                         (4,484)             (910)
                                                            ------------      ------------
         Stockholders' equity                                    100,783           112,031
                                                            ------------      ------------
                                                            $    272,916      $    303,023
                                                            ============      ============

                             InterVoice-Brite, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 (In Thousands, Except Per Share Data)
                                                        Three Months Ended                  Six Months Ended
                                                  ------------------------------      ------------------------------
                                                   August 31,         August 31,       August 31,        August 31,
                                                      2000              1999              2000              1999
                                                  ------------      ------------      ------------      ------------
Sales                                             $     72,382      $     79,860      $    143,850      $    119,937

Cost of goods sold                                      36,238            47,879            71,139            63,226
                                                  ------------      ------------      ------------      ------------

Gross Margin                                            36,144            31,981            72,711            56,711
                                                  ------------      ------------      ------------      ------------

Research and development expenses                        8,872            37,797            17,889            41,637
Selling, general and administrative
    expenses                                            21,336            27,258            43,233            38,689
Amortization of goodwill and
    acquired intangible assets                           3,437             3,528             6,911             3,528
                                                  ------------      ------------      ------------      ------------

Income (loss) from operations                            2,499           (36,602)            4,678           (27,143)

Other income                                               603               918               794             1,077
Interest expense                                        (1,963)           (2,822)           (4,011)           (2,873)
                                                  ------------      ------------      ------------      ------------

Income (loss) before taxes and the
    cumulative effect of  a change in
    accounting principle                                 1,139           (38,506)            1,461           (28,939)

Income taxes (benefit)                                     606            (2,399)              730               901
                                                  ------------      ------------      ------------      ------------

Income before the cumulative effect
    of a change in accounting principle                    533           (36,107)              731           (29,840)

Cumulative effect on prior years of
    adopting SEC Staff Accounting
    Bulletin No. 101                                        --                --           (11,250)               --
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $        533      $    (36,107)     $    (10,519)     $    (29,840)
                                                  ============      ============      ============      ============

Per Basic Share:
Income (loss) before the cumulative effect
    of a change in accounting principle           $       0.02      $      (1.24)     $       0.02      $      (1.03)

Cumulative effect on prior years of
    adopting SEC Staff Accounting
    Bulletin No. 101                                        --                --             (0.34)               --
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $       0.02      $      (1.24)     $      (0.32)     $      (1.03)
                                                  ============      ============      ============      ============

Per Diluted Share:
Income (loss) before the cumulative effect
    of a change in accounting principle           $       0.02      $      (1.24)     $       0.02      $      (1.03)

Cumulative effect on prior years of
    adopting SEC Staff Accounting
    Bulletin No. 101                                        --                --      $      (0.33)               --
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $       0.02      $      (1.24)     $      (0.31)     $      (1.03)
                                                  ============      ============      ============      ============

                             InterVoice-Brite, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                (In Thousands, Except Share Data)

                                        Common Stock                                                  Accumulated Other
                                  ------------------------   Additional     Unearned       Retained    Comprehensive
                                    Shares        Amount      Capital     Compensation     Earnings         Loss            Total
                                  ----------    ----------   ----------   ------------    ----------  -----------------  ----------
Balance at February 29, 2000      32,587,524    $       16   $   49,984    $   (3,701)    $   66,642     $     (910)     $  112,031
  Net  loss                               --            --           --            --        (10,519)            --         (10,519)
  Foreign currency translation
     adjustment                           --            --           --            --             --         (3,574)         (3,574)
  Exercise of stock
     options                         342,339            --        1,821            --             --             --           1,821
  Amortization of unearned
     compensation                         --            --           --         1,024             --             --           1,024
                                  ----------    ----------   ----------    ----------     ----------     ----------      ----------
Balance at August 31, 2000        32,929,863    $       16   $   51,805    $   (2,677)    $   56,123     $   (4,484)     $  100,783
                                  ==========    ==========   ==========    ==========     ==========     ==========      ==========

                             InterVoice-Brite, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     (In Thousands)
                                                                  Three Months Ended                  Six Months Ended
                                                            ------------------------------      ------------------------------
                                                             August 31,        August 31,        August 31,        August 31,
                                                                2000              1999              2000              1999
                                                            ------------      ------------      ------------      ------------
OPERATING ACTIVITIES
     Income (loss) before the cumulative effect of a
         change in accounting principle                     $        533      $    (36,107)     $        731      $    (29,840)
     Adjustments to reconcile
         income before the cumulative effect of
         a change in accounting principle to net cash
         provided by operating activities:
         Depreciation and
            amortization                                           7,113             9,548            15,353            12,818
         In-process research and development charge                   --            30,100                --            30,100
         Changes in operating assets
            and liabilities:                                       1,369            (4,089)            2,974            (6,276)
                                                            ------------      ------------      ------------      ------------
NET CASH FROM OPERATIONS                                           9,015              (548)           19,058             6,802

INVESTING ACTIVITIES
     Purchases of  property
         and equipment                                            (1,664)           (2,901)           (3,181)           (3,704)
     Purchased software                                             (704)             (502)             (704)             (529)
     Purchase of Brite Voice Systems, Inc.,
         net of cash acquired                                         --          (116,513)               --          (116,513)
     Other                                                         2,800                --             2,800                --
                                                            ------------      ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                            432          (119,916)           (1,085)         (120,746)

FINANCING ACTIVITIES
     Paydown of debt                                              (5,000)           (5,000)          (25,000)           (5,000)
     Borrowings                                                       --           135,000                --           135,000
     Exercise of stock options                                       806             1,025             1,821             1,660
                                                            ------------      ------------      ------------      ------------
NET CASH (USED IN) PROVIDED
     BY FINANCING ACTIVITIES                                      (4,194)          131,025           (23,179)          131,660

     Effect of exchange rate on cash                                 (21)               80              (415)               80
                                                            ------------      ------------      ------------      ------------

(DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                              5,232            10,641            (5,621)           17,796

Cash and cash equivalents,
     beginning of period                                          12,410            19,351            23,263            12,196
                                                            ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                          $     17,642      $     29,992      $     17,642      $     29,992
                                                            ============      ============      ============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND SIX MONTHS ENDED AUGUST 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 29, 2000 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited August 31, 2000 and 1999 consolidated financial statements have been included. Operating results for the three and six month periods ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss), i.e., net income (loss) plus foreign currency translation adjustments to stockholders' equity, for the second quarter of fiscal 2001 and 2000 was ($0.8) million and ($35.9) million. For the six month period ended August 31, 2000 and 1999 it was ($14.1) million and ($29.6) million.

Financial statements of the Company's foreign subsidiaries have been translated into U. S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in accumulated other comprehensive loss. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

NOTE B - ACQUISITION OF BRITE VOICE SYSTEMS, INC.

As discussed in the Company's Form 10-K for the fiscal year ended February 29, 2000, during the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite Voice Systems, Inc. (Brite) in a two-step transaction involving aggregate consideration of approximately $165.1 million of cash and common stock. Results of operations of Brite were consolidated with the Company beginning June 1, 1999; therefore, the Company's results of operations presented for the six months ended August 31, 1999 include those of Brite only from June 1, 1999 forward.

In connection with this transaction, the Company obtained senior secured credit facilities amounting to $150 million from Bank of America, including a $125 million term loan facility and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The credit facilities require the Company to comply with certain financial covenants as defined in the related credit agreements. As of August 31, 2000, $75 million was outstanding under the credit facilities. Interest under the credit facilities accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate. The current average annual interest rate is 8.91%

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE/REVENUE RECOGNITION

Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". For systems that do not require customization to be performed by the Company, revenue is recognized when the related hardware and software are delivered, when there is persuasive evidence that an arrangement exists, when the fee is fixed and determinable and when collection is probable. Historically, revenue generally had been recognized at the time of shipment. Although the Company's contract arrangements often include installation and customer acceptance provisions, revenue generally had been recognized at the time of shipment based on the Company's belief that no significant uncertainties regarding customer acceptance existed. For systems that required significant customization where the completed contract method of accounting was applicable, the Company generally had recognized revenue upon completion of installation and testing procedures but prior to customer acceptance. Under the new accounting method, effective March 1, 2000, the Company now recognizes revenue upon customer acceptance. For more complex, customized systems (generally over a $500,000 sales price), the Company has continued to use a percentage of completion methodology based on labor inputs. The Company also continues to recognize revenue from services when the services are performed, or ratably over a contract period.

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

The cumulative effect of the change on prior years (which principally relates to changes relating to customer acceptance provisions) resulted in a charge to operations of $11.3 million (after reduction for income taxes of $7.0 million) which is included in results of operations for the three months ended May 31, 2000. For the three and six month periods ended August 31, 2000, the Company recognized $1.2 million and $17.0 million in revenue that is included in the cumulative effect adjustment as of March 1, 2000. Assuming the accounting change had been applied retroactively by the Company to prior periods, proforma net income (loss) for the three and six month periods ended August 31, 1999 would have been ($39.3) million and ($32.8) million, respectively. Net income (loss) per common share would have been ($1.34) and ($1.14), respectively. Had the Company not adopted SAB 101, revenues for the three months ended August 31, 2000 would have been $65.6 million and net income (loss) per common share would have been ($0.07).

NOTE D - INVENTORIES

Inventories consist of the following (in millions):

                                          August 31, 2000   February 29, 2000
                                          ---------------   -----------------
         Purchased parts                    $       30.7      $       21.1
         Work in progress                            9.0               5.2
         Finished goods                              2.1               0.9
                                            ------------      ------------
                                            $       41.8      $       27.2
                                            ============      ============


NOTE E - EARNINGS PER SHARE

(in millions except per share data)
                                                Three Months Ended                    Six Months Ended
                                           August 31, 2000  August 31, 1999   August 31, 2000   August 31, 1999
                                           ---------------  ---------------   ---------------   ---------------
Numerator:

Income before the cumulative
   effect of a change in accounting
   principle                                 $      0.5       $    (36.1)       $      0.7        $    (29.8)
Cumulative effect on prior
    years of adopting
    SAB No. 101                                      --               --             (11.3)               --
                                             ----------       ----------        ----------        ----------
Net Income (loss)                            $      0.5       $    (36.1)       $    (10.6)       $    (29.8)
                                             ----------       ----------        ----------        ----------

Denominator:

Denominator for basic
    earnings per share                             32.7             29.1              32.6              28.9

Employee Stock Options                               .9               --               1.6                --

Non-vested restricted shares                         --               --                .1                --
                                             ----------       ----------        ----------        ----------

Dilutive Potential common shares                     .9                0               1.7                 0

Denominator for diluted
    earnings per share                       $     33.6       $     29.1        $     34.3        $     28.9

BASIC:
Income (loss) before the cumulative
    effect of a change in
    accounting principle                           0.02            (1.24)             0.02             (1.03)
Cumulative effect on prior years
    of adopting SAB No. 101                          --               --             (0.34)               --
                                             ----------       ----------        ----------        ----------
Net Income (loss)                            $     0.02       $    (1.24)       $    (0.32)       $    (1.03)
                                             ==========       ==========        ==========        ==========

DILUTED:
Income (loss) before the cumulative
    effect of a change in
    accounting principle                     $     0.02       $    (1.24)       $     0.02        $    (1.03)
Cumulative effect on prior years
    of adopting SAB No. 101                          --               --             (0.33)               --
                                             ----------       ----------        ----------        ----------
Net Income (loss)                            $     0.02       $    (1.24)       $    (0.31)       $    (1.03)
                                             ==========       ==========        ==========        ==========


Options to purchase 3,319,992 and 79,874 shares of common stock at average prices of $12.64 and $20.87, respectively, were outstanding during the three and six month periods ended August 31, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common stock during such periods and, therefore, the effect would have been anti-dilutive. 1,802,005 and 1,746,282 potentially dilutive shares were excluded from the diluted earnings per share calculations for the three and six month periods ending August 31, 1999 as they would be anti-dilutive due to net losses.

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

The Company's net sales by market and geographic area were as follows (in millions):

                                                  Three Months Ended                 Six Months Ended
                                        ---------------------------------   ---------------------------------
                                        August 31, 2000   August 31, 1999   August 31, 2000   August 31, 1999
                                        ---------------   ---------------   ---------------   ---------------
Sales:

     Business Systems                      $     25.4        $     28.7        $     49.3        $     55.1
     Network Systems                             23.1              29.3              47.4              39.1
     Services                                    23.9              21.8              47.2              25.7
                                           ----------        ----------        ----------        ----------
     Total                                 $     72.4        $     79.8        $    143.9        $    119.9
                                           ==========        ==========        ==========        ==========

Geographic Area Net Sales:

     United States                         $     36.2        $     46.2        $     77.2        $     75.9
     The Americas (Excluding U.S.)                2.0               2.5               2.9               8.6
     Pacific Rim                                  3.5               5.0               7.3               8.0
     Europe, Middle East & Africa                30.7              26.1              56.5              27.4
                                           ----------        ----------        ----------        ----------
         Total                             $     72.4        $     79.8        $    143.9        $    119.9
                                           ==========        ==========        ==========        ==========

One customer accounted for approximately 23% of the Company's sales during the three month period ended August 31, 2000 and approximately 21% of the Company's sales during the six month period ended August 31, 2000. Another customer accounted for approximately 18% and 10% of the Company's sales during the three and six month periods ended August 31, 2000, respectively. No customer accounted for 10% or more of the Company's sales during the three or six month periods ended August 31, 1999.

NOTE G - WARRANT

During fiscal 1997, the Company received a warrant to purchase 741,237 shares of SpeechWorks International, Inc. common stock at an exercise price of $2.05 per share. The warrant was issued in connection with a supply agreement, pursuant to which SpeechWorks supplies the Company with software products and services. Upon the Company's receipt of the warrant, SpeechWorks was not a publicly traded company and no value was assigned to the security. The warrant and the shares underlying the warrant are unregistered securities with no readily ascertainable market valuation, therefore, the warrant is carried at cost, i.e. no value, on the Company's balance sheet at August 31, 2000 for the unregistered warrant or the underlying shares. SpeechWorks became a publicly traded company on August 1, 2000. The October 13, 2000 closing price for a share of SpeechWorks common stock was $65.

For several reasons, the Company is currently unable to estimate what gain, if any, it will ultimately realize in connection with the warrant. First, the Company has not completed its evaluation of its alternatives with respect to monetizing the warrant. Second, the ultimate price received for the warrant or the shares underlying the warrant cannot be determined due to relatively long periods of time before such securities could be sold in a private or public placement. The Company has agreed not to sell the warrant or underlying securities in a private placement for a period of six months after SpeechWorks' initial public offering (August 1, 2000). Should the Company exercise the warrant with the intent of selling the underlying shares in the public market, the unregistered shares must be held at least one year before the Company could sell such shares, subject to limitations under the Securities and Exchange Commission's Rule 144. The Company does have certain demand registration rights which could allow the sale of the shares in the public market before the Rule 144 one year holding period lapses. However, such rights cannot be exercised unilaterally, except in the case of a registration of the shares by SpeechWorks on Form S-3, for which SpeechWorks will not be eligible until at least August 1, 2001. Third, there is not a readily ascertainable price for the unregistered warrant or underlying unregistered shares. Generally, unregistered securities sold through a private offering sell at discounts from the then current market price. Fourth, a large percentage of SpeechWorks' outstanding common stock is unregistered and is subject to a lock up period, as are the shares underlying the Company's warrant. Such an arrangement is not unusual, but the potential introduction of a large number of shares following a lock up period can affect the market for an issuer's shares.

Should the Company decide to exercise its warrant, the underlying shares received will be valued at market as a current asset with a corresponding increase to the Company's stockholders' equity. Any change of valuation prior to the final disposition of the underlying shares will be reflected as an adjustment to the Company's stockholders' equity through accumulated other comprehensive income.

NOTE H - CONTINGENCIES

The Company provides certain automated call processing services on a managed services basis for a large domestic telecommunications company. The telecommunications company has asserted that the Company should pay monetary penalties under the managed services contract for failing to achieve certain representations, covenants and specified levels of service. The telecommunications company is also in the process of performing an audit of the Company's records relating to the managed services, as expressly contemplated by the contract. While the Company does not believe that the audit will result in any claims for material amounts, it is possible that the telecommunications company will make such claims and such claims may be material. The Company has acknowledged that it may owe an immaterial amount as a monetary penalty for failing to adhere to a specific service level, and has denied all other asserted failures under the contract. A reserve has been established to cover the immaterial amount the Company has acknowledged it might owe. The parties are in the process of attempting to negotiate mutually satisfactory agreements to resolve their dispute and to extend the managed services contract.

There is no assurance that the parties will negotiate mutually acceptable agreements. The telecommunications company has not threatened litigation against the Company. In the event litigation is instituted against the Company concerning the dispute under the contract, the Company intends to vigorously contest the claims and to assert appropriate defenses. As with any legal proceeding, there is no guarantee that the Company would prevail in any litigation that might be asserted against the Company in connection with the managed services contract.

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as British Telecom, which purchases both systems and managed services from the Company. Sales to British Telecom accounted for approximately 21% of the Company's total sales during the first six months of fiscal 2001. The Company's installed base of customers generally are not contractually obligated to place further systems orders with the Company or are not obligated to extend their services contracts with the Company at the expiration of their current contracts. British Telecom's managed services contract with the Company expires in December of 2001, unless the parties agree to extend it.

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

o The Company's sales are largely dependant upon the strength of the domestic and international economies and, in particular, demand for the types of systems offered by the Company in its primary markets. In this regard, demand for all of the Company's systems is partially dependant upon the general level of demand for telecommunications equipment, computers, software and other technology products. Furthermore, demand for the Company's products offered to telecommunications companies is very dependant upon the general level of demand for telephone switches and other telecommunications equipment for public networks. There are certain indications that, at least for the short term, demand for such technology products and network-based telecommunications equipment might be softening.

o Risks involved in the Company's international distribution and sales of its products, including unexpected and adverse changes in regulatory requirements, unexpected changes in exchange rates, the difficulty and expense of maintaining foreign offices and distribution channels, tariffs and other barriers to trade, difficulty in protecting intellectual property rights, and foreign governmental regulations that may limit or restrict the sales of call automation systems. Additionally, changes in foreign credit markets and currency exchange rates may result in requests by many international customers for extended payment terms and may have an adverse impact on the Company's cash flow and its level of accounts receivable. Due in part to the merger with Brite, the Company's sales outside the United States, as a percentage of the Company's total sales, increased from 25% to 43% from the first quarter of fiscal 2000 to the first quarter of fiscal 2001.

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

The Company's total sales in the second quarter and first six months of fiscal 2001 were approximately $72.4 million and $143.9 million, respectively. Second quarter sales decreased approximately $7.4 million, or 9%, when compared to the same period of fiscal 2000. Contributing factors for the sales decrease include:
1) a sluggish demand from the former Brite customer base as it evaluates the Company's product roadmap resulting from the merger with Brite, (2) sluggish demand from existing and prospective customers as they evaluate their post-Y2K capital expenditures, (3) a lengthening of the overall sales cycle resulting from the transition in customer demand from simpler, touch-tone to complex, speech enabled applications, (4) some possible softness, at least in the short term, in the market for network-based telecommunications equipment, and (5) attrition in the Company's Network Systems sales force. Sales during the first six months of fiscal 2001 were $143.9 million as compared to $119.9 million during the same period of the prior year. The increase is primarily due to the Company's merger with Brite Voice Systems, Inc. (Brite) which was accounted for using the purchase method of accounting. Results of Brite's operations were consolidated with those of InterVoice, Inc. effective June 1, 1999, the first day of the Company's second fiscal quarter of fiscal 2000. One customer accounted for approximately 18% and 10% of the Company's total sales during the second quarter and first six months of fiscal 2001, respectively. Another customer accounted for 23% and 21% of the Company's total sales during the second quarter and first six months of fiscal 2001, respectively.

To enhance comparability of the Company's sales for the second quarter and first six months of fiscal 2001, the information below is presented on an "as adjusted" basis as though the merger with Brite and the adoption of SAB 101 (See Notes B and C to the Consolidated Financial Statements) had occurred at the beginning of the respective periods presented.


                                                        (In millions)
                                          As Adjusted                   As Reported
                                   -------------------------     -------------------------
Second Quarter                        2001           2000*          2001           2000
                                   ----------     ----------     ----------     ----------

Sales:
     Business Systems              $     25.4     $     23.5     $     25.4     $     28.7
     Network Systems                     23.1           27.6           23.1           29.3
     Services                            23.9           21.8           23.9           21.8
                                   ----------     ----------     ----------     ----------
         Total                     $     72.4     $     72.9     $     72.4     $     79.8
                                   ==========     ==========     ==========     ==========

First Six Months

Sales:
     Business Systems              $     49.3     $     58.4     $     49.3     $     55.1
     Network Systems                     47.4           52.2           47.4           39.1
     Services                            47.2           39.6           47.2           25.7
                                   ----------     ----------     ----------     ----------
         Total                     $    143.9     $    150.2     $    143.9     $    119.9
                                   ==========     ==========     ==========     ==========

* InterVoice-Brite's fiscal year ends the last day of February. Brite's fiscal year ended December 31. No adjustment has been made to account for the two companies' different fiscal year ends.

The following discussion compares second quarter and six month sales performance on an "As Adjusted" basis only.

Business Systems sales during the second quarter of fiscal 2001 were approximately $25.4 million and increased 9% when compared to the same period of the previous year. The increase was attributable to a sale during the quarter of approximately $8.5 million to a domestic customer. Such sales were $49.3 million during the first six months of fiscal 2001 and declined 16% when compared to the same period of the previous year. The Company believes the declines are the result of: (1) a sluggishness in demand from the former Brite customer base as those companies continued to evaluate the Company's product roadmap resulting from the merger with Brite, (2) a continued sluggish demand from the Company's existing and prospective customers as they evaluate their post-Y2K capital expenditures, and (3) a lengthening of the overall sales cycle resulting from a transition in customer demand from relatively simple touch-tone based applications to complex applications embodying speech recognition capabilities. Additionally, speech recognition enabled sales opportunities tend to be larger in dollar value, which may extend the customer purchasing cycle. International Business Systems sales constituted 19% and 18% of the Company's total Business Systems sales during the second quarter and first six months of fiscal 2001, respectively.

Network Systems sales during the second quarter of fiscal 2001 were approximately $23.1 million and declined 16% when compared to the same period of the previous fiscal year. Such sales for the first six months of fiscal 2001 were $47.4 million and declined 9% when compared to the same period of the previous year. Third-party surveys indicate good long term prospects for growth in the market addressed by the Company's Network Systems products. The Company believes contributing factors to its sales decline in this market segment include sales force attrition and some possible softness, at least for the short term, in the market for network-based telecommunication equipment. International Network Systems sales constituted 87% and 89% of the Company's total Network Systems sales during the second quarter and first six months of fiscal 2001, respectively.

Services sales during the second quarter and first six months of fiscal 2001 were $23.9 million and $47.2 million, respectively, and increased 10% and 19%, respectively, when compared to the same periods of the previous fiscal year. An increase in the Company's Application Service Provider (ASP) sales was the primary reason for the increase in Services sales. As an ASP, Company provides certain voice and call processing services to its customers on equipment owned and operated by the Company. In return, the Company charges its customers for such services in one of multiple ways, including fixed rates per month or per transaction, and/or a share of the revenue generated by the Company's customer based on such services. Managed Services sales increased in the second quarter and first six months of fiscal 2001 primarily due to increased call volumes by customers offering prepaid telecommunication calling services in Europe and North America. Generally, the Company receives a portion of the prepaid calling revenues generated by its customers. International Services sales constituted 47% of the Company's total Services sales during both the second quarter and first six months of fiscal 2001.

The Company continues to believe the long term prospects in its current markets remain strong. At the same time, the Company realizes its markets are being transformed by the ongoing convergence of voice, data and internet technologies. As a result, the Company is investigating alternate methods of combining its products and services and is focusing on new, strategic partnerships to profit from this transformation. The result of such investigations may lead the Company to redirect its marketing efforts and/or increase its investments in application engineering, customer service, research and development, sales, sales support, marketing and administrative personnel and resources to pursue new opportunities.

COST OF GOODS SOLD. Cost of goods sold was approximately $36.2 million and $71.1 million for the second quarter and first six months of fiscal 2001 and, as a percentage of sales, was 50.0% and 49.4%, respectively. During the second quarter and first six months of the previous year, such expenses were $47.9 million and $63.2 million, respectively, and included non-recurring charges of $9.1 million. These non-recurring charges are described in the Company's Form 10-K as filed with the Securities and Exchange Commission on May 26, 2000. Without these non-recurring charges, cost of goods sold, as a percentage of the Company's total reported sales, would have been 48.6% and 45.1% during the second quarter and first six months of the previous year, respectively. The increases in cost of goods sold during the second quarter and first six months of fiscal 2001, as a percentage of sales, when compared to cost of goods sold, net of non-recurring charges, in the previous year, is attributable to the Company's continued investments in application engineering and customer service resources to pursue opportunities in all its markets. Additionally, the products acquired in the merger with Brite historically have had a greater cost of goods sold, as a percentage of sales, than the Company's other products due to higher third party hardware content.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the second quarter and first six months of fiscal 2001 were approximately $8.8 million and $17.9 million, or 12.2% and 12.4% of the Company's total sales, respectively. During the second quarter and first six months of the previous fiscal year, research and development expenses were $37.8 million and $41.6 million including a charge of approximately $30.1 million for in-process research and development incurred in connection with the Brite merger, as described in the Company's Form 10-K as filed with the Securities and Exchange Commission on May 26, 2000. Net of this charge, research and development expenses, as a percentage of reported sales, for both periods would have been 9.6%. Research and development expenses included the design of new products and the enhancement of existing products. The Company expects to maintain its strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses during the second quarter and first six months of fiscal 2001 were approximately $21.3 million and $43.2 million, or 29.4% and 30% of the Company's total sales, respectively. Such expenses during the second quarter and first six months of the previous year were $27.3 million and $38.7 million, respectively, and included non-recurring charges totaling $5.9 million. These non-recurring charges are described in the Company's Form 10-K as filed with the Securities and Exchange Commission on May 26, 2000. Without these non-recurring charges, selling, general and administrative expenses for the second quarter and first six months of the previous year, as a percentage of the Company's total reported sales, would have been 26.8% and 27.4%, respectively. The increase in selling, general and administrative expenses during the second quarter and first six months of fiscal 2001, as a percentage of sales, versus such expenses, net of non-recurring charges, during the previous year is the result of the Company's decision to continue to hire and train new and existing sales and sales support personnel and expand its marketing and advertising programs worldwide.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Goodwill and intangible assets acquired in the merger with Brite totaled approximately $104 million with useful lives averaging seven years. Amortization of these assets began during the second quarter of fiscal 2000. Such expenses were approximately $3.4 million and $6.9 million for the second quarter and first six months of fiscal 2001, respectively, versus $3.5 million and $3.5 million for the same periods of the previous fiscal year. Six month results for fiscal 2001 include two quarters amortization expense while six month data for the previous fiscal year include only one quarter's amortization expense.

OTHER INCOME. Other income of approximately $0.6 million and $0.8 million during the second quarter and first six months of fiscal 2001, respectively, was primarily interest paid on the Company's net cash reserves.

INTEREST EXPENSE. Interest expense was approximately $2.0 million and $4.0 million during the second quarter and first six months of fiscal 2001, respectively, versus $2.8 million and $2.9 million for the same periods of the previous fiscal year. The Company's obtained long term borrowings during the second quarter of fiscal 2000 in connection with its merger with Brite. See "Liquidity and Capital Resources" for a description of the Company's long term borrowings. Initial borrowings were $135 million and have been paid down to $75 million at August 31, 2000. The decrease in interest expense during the second quarter of fiscal 2001 is the result of the borrowings pay down. The increase of interest expense, when compared to the first six months of fiscal 2001 to the previous year, is the result of two quarters' interest expense on the Company's long term borrowings included in six month fiscal 2001 results versus one quarter's interest expense included in six month results of the previous year.

INCOME (LOSS) FROM OPERATIONS. The Company generated operating income and net income of $2.5 million and $0.5 million during the second quarter of fiscal 2001. The Company incurred an operating loss and net loss of $36.6 million and $36.1 million, respectively, during the same period of the previous year. Such losses included non-recurring charges, as described above, totaling $45.1 million. Adjusting for the non-recurring charges, operating and net income during the second quarter of the previous year would have been $8.5 million and $5.5 million.

During the first six months of fiscal 2001, the Company generated $4.7 million in operating income, $0.7 in million income before the cumulative effect of a change in accounting principle, and a net loss of $10.5 million. As described in Note C of the Notes to the Consolidated Financial Statements, during the first quarter of fiscal 2001, the Company recorded a charge of $11.3 million relating to the cumulative effect of a change in accounting principle as the result of changing its revenue recognition policy pursuant to guidance issued by the Securities and Exchange Commission in its Staff Accounting Bulletin No. 101.

During the first six months of the previous year the Company generated an operating and net loss of $27.1 million and $29.8 million respectively. Without the non-recurring charges totaling $45.1 million discussed above, the Company would have had operating and net income for the first six months of the previous year of $18.0 million and $11.7 million, respectively.

To enhance comparability of the Company's operating and net incomes (losses), the information below is presented on an "As Adjusted" basis, excluding the $11.3 million charge booked in the first quarter of fiscal 2001 relating to the cumulative effect of a change in accounting principle and the previously described non-recurring charges totaling $45.1 million booked in the second quarter of fiscal 2000.


                                                    (In millions)
                                        As Adjusted               As Reported
                                   ---------------------     ----------------------
Second Quarter                       2001         2000         2001          2000
                                   --------     --------     --------      --------

Operating income (loss)            $    2.5     $    8.5     $    2.5      $  (36.6)
Net income                         $    0.5     $    5.5     $    0.5      $  (36.1)

First Six Months

Operating income (loss)            $    4.7     $   18.0     $    4.7      $  (27.1)
Net income (loss)                  $    0.7     $   11.7     $  (10.5)     $  (29.8)

During the second quarter and first six months of fiscal 2001, the Company continued to invest in application engineering, customer service, research and development, sales, sales support and administration personnel and resources to pursue opportunities in all its markets. This resulted in a decline in the Company's "as adjusted" operating and net income versus the same periods in the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES. At August 31, 2000, the Company had cash reserves of approximately $17.6 million while borrowings under the Company's term loan facility were $75.0 million. Operating cash flow during the second quarter and first six months of fiscal 2001 were approximately $9.0 million and $19.1 million, respectively. Income before the cumulative effect of a change in accounting principle plus non-cash expense items during the quarter and first six months totaled $7.6 million and $16.1 million, respectively, while decreases in operating assets totaled $1.4 million and $3.0 million respectively. Days sales outstanding (DSO's) of accounts receivable continue to be a focus for the Company. At August 31, 2000, DSO's were 84, which was down from 101 days at May 31, 2000. Investing activities, primarily the purchase of computer and test equipment, used cash of approximately $2.4 million and $3.9 million, respectively, while $2.8 million was received during the second quarter in connection with the extinguishment of a warrant acquired in the Company's merger with Brite to purchase shares of the common stock of EPS Solutions Corporation. Financing activities, primarily pay down of debt partially offset by the net proceeds from the exercise of employee stock options, consumed cash during the quarter and six month periods ended August 31, 2000 of approximately $4.2 million and $23.2 million, respectively. Net cash flow during the second quarter was approximately a positive $5.2 million while net cash flow for the first six months was a negative $5.6 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has an available $25 million revolving credit facility. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. The term loan and revolving credit agreement discussed below includes normal and customary provisions which limit the Company's ability to make such repurchase and acquisitions.

In connection with the merger with Brite, the Company entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At October 14, 2000, the Company had $75 million of borrowings outstanding under the agreement, at an average annual interest rate of 8.91%. Interest under the credit facility accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate.

During June 2000, the Company entered into interest rate swap agreements, expiring June 2002, to change the characteristics of interest payments on a portion of its long-term borrowings from LIBOR-based variable-rate payments to fixed-rate payments. At August 31, 2000 a notional amount of $40.0 million on debt with a variable rate of 8.91% had been swapped for an effective rate of 8.34%. The effect of interest rate swaps during the second quarter and first six months of fiscal 2001 was immaterial.

During fiscal 1997, the Company received a warrant to purchase 741,237 shares of SpeechWorks International, Inc. common stock at an exercise price of $2.05 per share. The warrant was issued in connection with a supply agreement, pursuant to which SpeechWorks supplies the Company with software products and services. Upon the Company's receipt of the warrant, SpeechWorks was not a publicly traded company and no value was assigned to the security. The warrant and the shares underlying the warrant are unregistered securities with no readily ascertainable market valuation, therefore, the warrant is carried at cost, i.e. no value, on the Company's balance sheet at August 31, 2000 for the unregistered warrant or the underlying shares. SpeechWorks became a publicly traded company on August 1, 2000. The October 13, 2000 closing price for a share of SpeechWorks common stock was $65.

For several reasons, the Company is currently unable to estimate what gain, if any, it will ultimately realize in connection with the warrant. First, the Company has not completed its evaluation of its alternatives with respect to monetizing the warrant. Second, the ultimate price received for the warrant or the shares underlying the warrant cannot be determined due to relatively long periods of time before such securities could be sold in a private or public placement. The Company has agreed not to sell the warrant or underlying securities in a private placement for a period of six months after SpeechWorks' initial public offering (August 1, 2000). Should the Company exercise the warrant with the intent of selling the underlying shares in the public market, the unregistered shares must be held at least one year before the Company could sell such shares, subject to limitations under the Securities and Exchange Commission's Rule 144. The Company does have certain demand registration rights which could allow the sale of the shares in the public market before the Rule 144 one year holding period lapses. However, such rights cannot be exercised unilaterally, except in the case of a registration of the shares by SpeechWorks on Form S-3, for which SpeechWorks will not be eligible until at least August 1, 2001. Third, there is not a readily ascertainable price for the unregistered warrant or underlying unregistered shares. Generally, unregistered securities sold through a private offering sell at discounts from the then current market price. Fourth, a large percentage of SpeechWorks' outstanding common stock is unregistered and is subject to a lock up period, as are the shares underlying the Company's warrant. Such an arrangement is not unusual, but the potential introduction of a large number of shares following a lock up period can negatively affect the market for an issuer's shares.

Should the Company decide to exercise its warrant, the underlying shares received will be valued at market as a current asset with a corresponding increase to the Company's stockholders' equity. Any change of valuation prior to the final disposition of the underlying shares will be reflected as an adjustment to the Company's stockholders' equity through accumulated other comprehensive income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's current term loan and revolving credit agreement provides for borrowings up to $150 million which bear interest at variable rates based on either a prime rate, the federal funds rate or the London Interbank Offering Rate, plus an applicable margin. As of August 31, 2000, the Company had $75 million outstanding under the credit agreement. The credit agreement matures on August 31, 2003 and the term loan facility is subject to quarterly principal amortization. The fair value of the borrowings approximate their carrying value at August 31, 2000. Due to the magnitude of this credit facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material. To mitigate the effect of interest rate changes, the Company enters into interest rate swap arrangements to change the characteristics of interest payments on its borrowings from LIBOR-based, variable rate payments to fixed rate payments. As of August 31, 2000, a notional amount of $40 million of the Company's long term borrowings with a variable interest rate of 8.91% had been swapped for an effective interest rate of 8.34%. The effect of interest rate swaps on the Company's interest expense during the quarter was immaterial.

The Company transacts business in certain foreign currencies, including the British pound. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company attempts to mitigate this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency in which revenues will be received. However, the Company's major foreign subsidiary procures much of its raw materials inventory from its US parent. Such transactions are denominated in U. S. dollars, limiting the Company's ability to hedge against adverse movements in foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company provides certain automated call processing services on a managed services basis for a large domestic telecommunications company. The telecommunications company has asserted that the Company should pay monetary penalties under the managed services contract for failing to achieve certain representations, covenants and specified levels of service. The telecommunications company is also in the process of performing an audit of the Company's records relating to the managed services, as expressly contemplated by the contract. While the Company does not believe that the audit will result in any claims for material amounts, it is possible that the telecommunications company will make such claims and such claims may be material. The Company has acknowledged that it may owe an immaterial amount as a monetary penalty for failing to adhere to a specific service level, and has denied all other asserted failures under the contract. A reserve has been established to cover the immaterial amount the Company has acknowledged it might owe. The parties are in the process of attempting to negotiate mutually satisfactory agreements to resolve their dispute and to extend the managed services contract.

There is no assurance that the parties will negotiate mutually acceptable agreements. The telecommunications company has not threatened litigation against the Company. In the event litigation is instituted against the Company concerning the dispute under the contract, the Company intends to vigorously contest the claims and to assert appropriate defenses. As with any legal proceeding, there is no guarantee that the Company would prevail in any litigation that might be asserted against the Company in connection with the managed services contract.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Wednesday, June 28, 2000 in Plano, Texas.

For/Against and Broker Non Votes

Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: Daniel D. Hammond, David W. Brandenburg, Joseph J. Pietropaolo, George C. Platt, Grant A. Dove and Stanley G. Brannan. The number of votes cast for the election of each of the nominees for director, and the number of abstentions, were as follows: 23,986,439 votes for the election of Daniel D. Hammond, with 5,569,120 abstentions; 28,333,410 votes for the election of David
W. Brandenburg, with 1,222,149 abstentions; 28,276,251 votes for the election of Joseph J. Pietropaolo, with 1,279,308 abstentions; 28,371,170 votes for the election of George C. Platt, with 1,184,388 abstentions; 28,337,169 votes for the election of Grant A. Dove, with 1,218,390 abstentions; 28,308,660 votes for the election of Stanley G. Brannan, with 1,246,899 abstentions. No votes were cast against the election of any nominee for director.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Fourth Amended and Extended Employment effective as of September 13, 2000, between the Company and Daniel D. Hammond

                  10.2 First Amendment to Employment Agreement effective as of July 1, 2000, between the Company and Rob-Roy J. Graham

                  27.1 Financial Data Schedule

         (b)      Reports on Form 8-K

                  1. A report on Form 8-K was filed June 27, 2000 to announce the election of David W. Brandenburg as Chief Executive Officer of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INTERVOICE-BRITE, INC.




Date: 10/16/00                               By:   /s/ ROB-ROY J. GRAHAM
                                                   ---------------------
                                                   Rob-Roy J. Graham
                                                   Chief Financial Officer
                                                   (Chief Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------

10.1 Fourth Amended and Extended Employment Agreement effective as of September 13, 2000, between the Company and Daniel D.
                  Hammond

10.2              First Amendment to Employment Agreement effective as of July
                  1, 2000, between the Company and Rob-Roy J. Graham

27.1              Financial Data Schedule