Form 10-Q
period 2000-11-30
INTERVOICE BRITE INC
filed 2001-01-12
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                NOVEMBER 30, 2000


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
                                   (Unaudited)

                                                           (In Thousands, Except Share Data)
                                                            November 30,      February 29,
ASSETS                                                          2000              2000
                                                            ------------      ------------
     Cash and cash equivalents                              $     14,199      $     23,263
     Trade accounts receivable, net of allowance
       for doubtful accounts of $2,246 in 2001 and
       $4,161 in 2000                                             66,655            93,157
     Income tax receivable                                         3,903             3,903
     Inventory                                                    43,980            27,211
     Prepaid expenses and other current assets                     7,700             8,997
     Deferred income taxes                                         3,439             4,029
                                                            ------------      ------------
         Current Assets                                          139,876           160,560

     Building                                                     20,106            19,522
     Computer equipment and software                              45,901            46,228
     Furniture, fixtures and other                                 4,453             4,566
     Service equipment                                             6,946             5,956
                                                            ------------      ------------
                                                                  77,406            76,272
     Less allowance for depreciation                              42,034            35,257
                                                            ------------      ------------
         Net property and equipment                               35,372            41,015

     Intangible assets, net of amortization
       of $25,380 in 2001 and
       $14,400 in 2000                                            86,590            98,568
     Other assets                                                  1,084             2,880
                                                            ------------      ------------
                                                            $    262,922      $    303,023
                                                            ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                       $     24,888      $     27,240
     Accrued expenses                                             13,804            14,596
     Customer deposits                                             8,233             8,010
     Deferred income                                              15,131            14,450
     Current portion of long term borrowings                      32,500            25,000
                                                            ------------      ------------
         Current liabilities                                      94,556            89,296

     Long term liabilities                                            --               958

     Deferred income taxes                                        23,718            25,738

     Long term borrowings                                         42,500            75,000

     Preferred Stock, $100 par value--2,000,000
       shares authorized: none issued
     Common Stock, no par value, at nominal
       assigned value--62,000,000 shares
       authorized: 33,017,208 issued
       and outstanding in 2001,
       32,587,524 issued and outstanding in 2000                      16                16
     Additional capital                                           52,140            49,984
     Unearned compensation                                        (2,165)           (3,701)
     Retained earnings                                            57,229            66,642
     Accumulated other comprehensive loss                         (5,072)             (910)
                                                            ------------      ------------
         Stockholders' equity                                    102,148           112,031
                                                            ------------      ------------
                                                            $    262,922      $    303,023
                                                            ============      ============

                             InterVoice-Brite, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               (In Thousands, Except Per Share Data)
                                                       Three Months Ended                  Nine Months Ended
                                                 ------------------------------      ------------------------------
                                                 November 30,      November 30,      November 30,      November 30,
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------
Sales                                            $     68,615      $     82,035      $    212,465      $    201,972

Cost of goods sold                                     32,455            34,703           103,594            97,929
                                                 ------------      ------------      ------------      ------------

Gross Margin                                           36,160            47,332           108,871           104,043

Research and development expenses                       8,704             9,345            26,593            50,982
Selling, general and administrative
    expenses                                           20,492            21,001            63,725            59,689
Amortization of goodwill and
    acquired intangible assets                          3,466             3,528            10,377             7,057
                                                 ------------      ------------      ------------      ------------

Income (loss) from operations                           3,498            13,458             8,176           (13,685)

Other income                                              390                82             1,184             1,159
Interest expense                                       (1,675)           (2,685)           (5,686)           (5,559)
                                                 ------------      ------------      ------------      ------------

Income (loss) before taxes and the
    cumulative effect of a change in
    accounting principle                                2,213            10,855             3,674           (18,085)

Income taxes                                            1,107             3,745             1,837             4,646
                                                 ------------      ------------      ------------      ------------

Income (loss) before the cumulative effect
    of a change in accounting principle                 1,106             7,110             1,837           (22,731)

Cumulative effect on prior years of
    adopting SEC Staff Accounting
    Bulletin No. 101                                       --                --           (11,250)               --
                                                 ------------      ------------      ------------      ------------

Net income (loss)                                $      1,106      $      7,110      $     (9,413)     $    (22,731)
                                                 ============      ============      ============      ============

Per Basic Share:
Income (loss) before the cumulative effect
    of a change in accounting principle          $       0.03      $       0.22      $       0.06      $      (0.76)

Cumulative effect on prior years of
    adopting SEC Staff Accounting
    Bulletin No. 101                                       --                --             (0.34)               --
                                                 ------------      ------------      ------------      ------------

Net income (loss)                                $       0.03      $       0.22      $      (0.29)     $      (0.76)
                                                 ============      ============      ============      ============

Per Diluted Share:
Income (loss) before the cumulative effect
    of a change in accounting principle          $       0.03      $       0.21      $       0.05      $      (0.76)

Cumulative effect on prior years of
    adopting SEC Staff Accounting
    Bulletin No. 101                                       --                --             (0.33)               --
                                                 ------------      ------------      ------------      ------------

Net income (loss)                                $       0.03      $       0.21      $      (0.27)     $      (0.76)
                                                 ============      ============      ============      ============

                             InterVoice-Brite, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                  (In Thousands, Except Share Data)
                                       Common Stock
                                ------------------------    Additional     Unearned       Retained   Accumulated Other
                                  Shares        Amount       Capital     Compensation     Earnings   Comprehensive Loss    Total
                                ----------    ----------    ----------   ------------    ----------  ------------------  ----------
Balance at February 29, 2000    32,587,524    $       16    $   49,984    $   (3,701)    $   66,642     $     (910)      $  112,031

Net loss                                --            --            --            --         (9,413)            --           (9,413)
Foreign currency translation
  adjustment                            --            --            --            --             --         (4,162)          (4,162)
Exercise of stock options          429,684                       2,156            --             --             --            2,156
Amortization of unearned
  compensation                          --            --            --         1,536             --             --            1,536
                                ----------    ----------    ----------    ----------     ----------     ----------       ----------

Balance at November 30, 2000    33,017,208    $       16    $   52,140    $   (2,165)    $   57,229     $   (5,072)      $  102,148
                                ==========    ==========    ==========    ==========     ==========     ==========       ==========


                             InterVoice-Brite, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          (In Thousands)
                                                       Three Months Ended                  Nine Months Ended
                                                 ------------------------------      ------------------------------
                                                 November 30,      November 30,      November 30,      November 30,
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------
OPERATING ACTIVITIES
     Income (loss) before the cumulative
         effect of a change in accounting
         principle                               $      1,106      $      7,109      $      1,837      $    (22,730)
     Adjustments to reconcile net
     income to net cash provided
     by operating activities:
         Depreciation and
            amortization                                7,201             7,685            22,554            20,504
         In-process research and
            development charge                             --                --                --            30,100
         Changes in operating assets
            and liabilities:                          (10,314)            6,270            (7,340)               73
                                                 ------------      ------------      ------------      ------------

NET CASH FROM OPERATIONS                               (2,007)           21,064            17,051            27,947

INVESTING ACTIVITIES
     Purchase of property
         and equipment                                 (1,817)           (2,789)           (4,998)           (6,493)
     Purchased software                                    --              (200)             (704)             (729)
     Purchase of Brite Voice Systems,
         Inc., net of cash acquired                        --                --                --          (116,513)
     Other                                                 --                --             2,800                --
                                                 ------------      ------------      ------------      ------------
                                                       (1,817)           (2,989)           (2,902)         (123,735)
FINANCING ACTIVITIES
     Exercise of stock options                            335               208             2,156             1,868
     Purchase of Treasury Stock                            --                --                --                --
     Paydown of debt                                   (7,500)          (10,000)          (32,500)          (15,000)
     Borrowings                                         7,500                --             7,500           135,000
                                                 ------------      ------------      ------------      ------------
                                                          335            (9,792)          (22,844)          121,868

EFFECT OF EXCHANGE RATE ON CASH                            46                --              (369)               --
                                                 ------------      ------------      ------------      ------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                              (3,443)            8,283            (9,064)           26,080

Cash and cash equivalents,
     beginning of period                               17,642            29,992            23,263            12,195
                                                 ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                               $     14,199      $     38,275      $     14,199      $     38,275
                                                 ============      ============      ============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED NOVEMBER 30, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 29, 2000 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited November 30, 2000 and 1999 consolidated financial statements have been included. Operating results for the three and nine month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001 as they may be affected by a number of factors, including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss), i.e., net income (loss) plus foreign currency translation adjustments to stockholders' equity, for the third quarters of fiscal 2001 and 2000 was $0.5 million and $6.7 million. For the nine month period ended November 30, 2000 and 1999, it was ($13.6) million and ($22.9) million.

Financial statements of the Company's foreign subsidiaries have been translated into U. S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in accumulated other comprehensive loss. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

Statement of Financial Accounting Standards No. 133 was issued in 1998 and will be adopted by the Company in fiscal 2002. It requires that all derivatives be valued on a market-to-market basis from the date of adoption. Along with the derivatives, any underlying hedged items are also to be valued on a market-to-market basis. The market value adjustments are to be included in the income statement or stockholders' equity, depending on the nature of the transaction. The Company will adopt the standard in the first quarter of 2002 on a cumulative basis. The Company does not expect such adoption to have a material effect on the Company's financial statements.

NOTE B - ACQUISITION OF BRITE VOICE SYSTEMS, INC.

As discussed in the Company's Form 10-K for the fiscal year ended February 29, 2000, during the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite Voice Systems, Inc. (Brite) in a two-step transaction involving aggregate consideration of approximately $165.1 million of cash and common stock. Results of operations of Brite were consolidated with the Company beginning June 1, 1999; therefore, the Company's results of operations presented for the nine months ended November 30, 1999 include those of Brite only from June 1, 1999 forward.

In connection with this transaction, the Company obtained senior secured credit facilities amounting to $150 million from Bank of America, including a $125 million term loan facility and a $25 million revolving credit agreement. The term loan agreement is subject to future scheduled repayments, as defined, during 2001-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The credit facilities require the Company to comply with certain financial covenants as defined in the related credit agreements. As of November 30, 2000,

$75 million was outstanding under the credit facilities. Interest under the credit facilities accrues at a variable rate indexed to the prime rate or an adjusted London Interbank Offering Rate. The current average annual interest rate is 8.74%

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE/REVENUE RECOGNITION

Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". For systems that do not require customization to be performed by the Company, revenue is recognized when the related hardware and software are delivered, when there is persuasive evidence that an arrangement exists, when the fee is fixed and determinable and when collection is probable. Although the Company's contract arrangements often include installation and customer acceptance provisions, revenue generally had been recognized at the time of shipment based on the Company's belief that no significant uncertainties regarding customer acceptance existed. For systems that required significant customization where the completed contract method of accounting was applicable, the Company historically had recognized revenue upon completion of installation and testing procedures but prior to customer acceptance. Under the new accounting method, effective March 1, 2000, the Company now recognizes revenue upon customer acceptance. For more complex, customized systems (generally over a $500,000 sales price), the Company has continued to use a percentage of completion methodology based on labor inputs. The Company also continues to recognize revenue from services when the services are performed, or ratably over the contract period.

The Company historically also had recognized revenue upon shipment of products to the customer for systems shipped FOB destination as a common carrier had been used by the Company resulting in the transfer of substantially all the risks and rewards of ownership. For systems for which the risk of loss legally transfers upon delivery to the customer's site and for which the Company has no significant post-delivery implementation service obligation, the Company now recognizes revenue upon delivery to the customer's site.

The cumulative effect of the change on prior years (which principally relates to changes relating to customer acceptance provisions) resulted in a charge to operations of $11.3 million (after reduction for income taxes of $7.0 million) which is included in results of operations for the nine months ended November 30, 2000. For the three and nine month periods ended November 30, 2000, the Company recognized $5.0 million and $22.0 million in revenue that is included in the cumulative effect adjustment as of March 1, 2000. Assuming the accounting change had been applied retroactively by the Company to prior periods, proforma net income (loss) for the three and nine month periods ended November 30, 1999 would have been $9.8 million and ($23.0) million, respectively. Net income
(loss) per common share would have been $0.29 and ($0.77), respectively. Had the Company not adopted SAB 101, revenues for the three months ended November 30, 2000 would have been $62.6 million and net loss per common share would have been ($0.04).

NOTE D - INVENTORIES

Inventories consist of the following (in millions):

                                              NOVEMBER 30, 2000     FEBRUARY 29, 2000
                                              -----------------     ------------------
                  Purchased parts                $       33.8         $       21.1
                  Work in progress                        9.1                  5.2
                  Finished goods                          1.1                  0.9
                                                 ------------         ------------
                                                 $       44.0         $       27.2
                                                 ============         ============

NOTE E - EARNINGS PER SHARE
         (in millions except per share data)

                                                   Three Months Ended                       Nine Months Ended
                                         November 30, 2000   November 30, 1999   November 30, 2000    November  30, 1999
                                         -----------------   -----------------   -----------------    ------------------

Numerator:

Income (loss) before the
  cumulative effect of a
  change in accounting principle            $        1.1        $        7.1        $        1.8         $      (22.7)

Cumulative effect on prior
  years of adopting
  SAB No. 101                                         --                  --               (11.3)                  --
                                            ------------        ------------        ------------         ------------
Net Income (loss)                           $        1.1        $        7.1        $       (9.4)        $      (22.7)
                                            ------------        ------------        ------------         ------------

Denominator:

Denominator for basic
  earnings per share                                32.8                32.0                32.7                 30.0

Employee Stock Options                               1.3                 1.6                 1.7                   --

Non-vested restricted shares                         0.1                  --                 0.1                   --
                                            ------------        ------------        ------------         ------------

Dilutive Potential common
  shares                                             1.4                 1.6                 1.8                    0

Denominator for diluted
  earnings per share                        $       34.2        $       33.6        $       34.5         $       30.0

BASIC:

Income (loss) before
  the cumulative effect
  of a change in accounting
  principle                                         0.03                0.22                0.06                (0.76)

Cumulative effect on prior
  years of adopting
  SAB No. 101                                         --                  --               (0.34)                  --
                                            ------------        ------------        ------------         ------------
Net Income (loss)                           $       0.03        $       0.22        $      (0.29)        $      (0.76)
                                            ============        ============        ============         ============

DILUTED:

Income (loss) before
  the cumulative effect
  of a change in Accounting
  principle                                 $       0.03        $       0.21        $       0.05         $      (0.76)

Cumulative effect on prior
  years Of adopting
  SAB No. 101                                         --                  --               (0.33)                  --
                                            ------------        ------------        ------------         ------------
Net Income (loss)                           $       0.03        $       0.21        $      (0.27)        $      (0.76)
                                            ============        ============        ============         ============

Options to purchase 2,170,824 and 1,614,374 shares of common stock at average prices of $13.97 and $15.14 were outstanding during the three and nine month periods ended November 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common stock during such periods and, therefore, the effect would have been anti-dilutive. 1,705,127 potentially dilutive shares were excluded from the diluted earnings per share calculations for the nine month period ending November 30, 1999 as they would be anti-dilutive due to net losses.

NOTE F - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company operates as a single operating segment which develops, sells and services call automation systems. The Company's Chief Operating Decision Maker
(CODM) assesses performance and allocates resources on an enterprise wide basis. Therefore, no separately reportable operating segments exist.

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

The Company's net sales by market and geographic area were as follows (in millions):

                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                             NOVEMBER 30, 2000      NOVEMBER 30, 1999    NOVEMBER 30, 2000     NOVEMBER 30, 1999
                                             -----------------      -----------------    -----------------     -----------------
             Sales:

                  Business Systems                $ 25.6                 $ 26.8               $  74.9               $  82.0
                  Network Systems                   20.8                   32.0                  68.2                  71.2
                  Services                          22.2                   23.2                  69.4                  48.8
                                                  ------                 ------               -------               -------
                  Total                           $ 68.6                 $ 82.0               $ 212.5               $ 202.0
                                                  ======                 ======               =======               =======

             Geographic Area Net Sales:

             United States                        $ 38.7                 $ 46.5               $ 115.9               $ 122.4
             The Americas (Excluding U.S.)           3.0                    3.8                   5.9                  12.5
             Pacific Rim                             3.0                    4.5                  10.3                  12.5
             Europe, Middle East & Africa           23.9                   27.2                  80.4                  54.6
                                                  ------                 ------               -------               -------
                      Total                       $ 68.6                 $ 82.0               $ 212.5               $ 202.0
                                                  ======                 ======               =======               =======

One customer accounted for approximately 15% and 19% of the Company's sales during the three and nine month periods ended November 30, 2000. One customer accounted for approximately 11% of the Company's sales during the three month period ended November 30, 1999. No customer accounted for 10% or more of the Company's sales during the nine month period ended November 30, 1999.

NOTE G - WARRANT

During fiscal 1997, the Company received a warrant to purchase 741,237 shares of SpeechWorks International, Inc. common stock at an exercise price of $2.05 per share. The warrant was issued in connection with a supply agreement, pursuant to which SpeechWorks supplies the Company with software products and services. Upon the Company's receipt of the warrant, SpeechWorks was not a publicly traded company and no value was assigned to the warrant. The warrant and the shares underlying the warrant are unregistered securities with no readily ascertainable market valuation, therefore, the warrant is carried at cost, i.e. no value, on the Company's balance sheet at November 30, 2000. SpeechWorks became a publicly traded company on August 1, 2000. The January 11, 2001 closing price for a share of SpeechWorks common stock was $30.36.

For several reasons, the Company is currently unable to estimate what gain, if any, it will ultimately realize in connection with the warrant. First, the Company has not completed its evaluation of its alternatives with respect to monetizing the warrant. Second, the ultimate price received for the warrant or the shares underlying the warrant cannot be determined due to relatively long periods of time before such securities could be sold in a private or public placement. The Company has agreed not to sell the warrant or underlying securities in a private placement for six months after SpeechWorks' initial public offering (August 1, 2000). Should the Company exercise the warrant with the intent of selling the underlying shares in the public market, the unregistered shares must be held at least one year before the Company could sell such shares, subject to limitations under the Securities and Exchange Commission's Rule 144. The Company does have certain demand registration rights which could allow the sale of the shares in the public market before the Rule 144 one year holding period lapses. However, such rights cannot be exercised unilaterally, except in the case of a registration of the shares by SpeechWorks on Form S-3, for which SpeechWorks will not be eligible until at least August 1, 2001. Third, there is not a readily ascertainable price for the unregistered warrant or underlying unregistered shares. Generally, unregistered securities sold through a private offering sell at discounts from the then current market price. Fourth, a large percentage of SpeechWorks' outstanding common stock is unregistered and is subject to a lock up period, as are the shares underlying the Company's warrant. Such an arrangement is not unusual, but the potential introduction of a large number of shares following a lock up period can affect the market for an issuer's shares.

Should the Company decide to exercise its warrant, the underlying shares received will be valued at market as a current asset with a corresponding increase to the Company's stockholders' equity. Any change of valuation prior to the final disposition of the underlying shares will be reflected as an adjustment to the Company's stockholders' equity through accumulated other comprehensive income.

NOTE H - CONTINGENCIES

The Company provides certain automated call processing services on a managed services basis for a large domestic telecommunications company. The telecommunications company has asserted that the Company should pay monetary penalties under the managed services contract for failing to achieve certain representations, covenants and specified levels of service. The telecommunications company is also in the process of performing an audit of the Company's records relating to the managed services, as expressly contemplated by the contract. While the Company does not believe that the audit will result in any claims for material amounts, it is possible that the telecommunications company could make such claims and such claims could be material. The Company has acknowledged that it may owe an immaterial amount as a monetary penalty for failing to adhere to a specific service level, and has denied all other asserted failures under the contract. A reserve has been established to cover the immaterial amount the Company has acknowledged it might owe. The parties are in the process of attempting to negotiate mutually satisfactory agreements to resolve their dispute and to extend the managed services contract. There is no assurance that the parties will negotiate mutually acceptable agreements. The telecommunications company has not threatened litigation against the Company. In the event litigation is instituted against the Company concerning the dispute under the contract, the Company intends to vigorously contest the claims and to assert appropriate defenses. As with any legal proceeding, there is no guarantee that the Company would prevail in any litigation that might be asserted against the Company in connection with the managed services contract.

From time to time Ronald A. Katz Technology Licensing L.P. ("RAKTL") has sent letters to certain customers of the Company suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party's DNIS identification number. Certain products offered by the Company can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. The Company's contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by the Company infringe a third party's patent.

To the Company's knowledge, RAKTL has not initiated litigation against any of the Company's customers. Moreover, none of the customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. Even though RAKTL has not instituted litigation against any customers, it is always possible that RAKTL may do so. In the event of such litigation, a customer could attempt to invoke the Company's indemnity obligations under the applicable agreement. As with most sales contracts with suppliers of computerized equipment, the Company's contractual indemnity obligations are generally limited to the products provided by the Company, and generally require the customer to allow the Company to have sole control over any litigation and settlement negotiations with the patent holder. The customers who have received letters from RAKTL generally have multiple suppliers of the types of products that might potentially be subject to claims by RAKTL.

Even though no claims have been made that a specific product offered by the Company infringes any claim under the RAKTL patent portfolio, the Company has received opinions from its outside patent counsel that certain products and applications offered by the Company do not infringe certain claims of the RAKTL patents. The Company has also received opinions from its outside counsel that certain claims under the RAKTL patent portfolio are invalid. Furthermore, based on the reviews by outside counsel, the Company is not aware of any claims under the RAKTL portfolio that are infringed by the Company's products. If the Company does become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, the Company intends to vigorously contest the claims and to assert appropriate defenses. A number of companies, including some large, well known companies and some customers of the Company, have already licensed certain rights under the RAKTL patent portfolio. During November 2000, RAKTL announced license agreements with, among others, AT&T Corp., Microsoft Corporation and International Business Machines Corporation.

NOTE I        REORGANIZATION

Subsequent to the end of the Company's fiscal third quarter, it announced a reorganization of its personnel to achieve a better focus on core products and competencies. A workforce adjustment impacting approximately 100 positions has resulted from the reorganization. The Company also announced that it is evaluating strategic alternatives with respect to its less profitable products. These items, along with other cost reduction items, will result in non-recurring pre-tax charges of $1.5 million to $5.0 million during the fourth quarter of fiscal 2001.

NOTE J        INCOME TAXES

The Company's effective Tax rate for the three and nine month periods ended November 30, 2000 differ from the federal statutory rate primarily due to the amoritization of nondeductible goodwill.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

o Certain components for the Company's products are available from select suppliers and, as a result, the Company's operating results could be adversely affected if the Company were unable to obtain such components in the future.

o Increasing litigation with respect to the enforcement of patents, copyrights and other intellectual property.

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as British Telecom, which purchases both systems and managed services from the Company. Sales to British Telecom accounted for approximately 19% of the Company's total sales during the first nine months of fiscal 2001. The Company's installed base of customers generally are not contractually obligated to place further systems orders with the Company or are not obligated to extend their services contracts with the Company at the expiration of their current contracts. British Telecom's managed services contract with the Company expires in December, 2001, unless extended.

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

o Risks involved in the Company's international distribution and sale of its products, including unexpected and adverse changes in regulatory requirements, unexpected changes in exchange rates, the difficulty and expense of maintaining foreign offices and distribution channels, tariffs and other barriers to trade, difficulty in protecting intellectual property rights, and foreign governmental regulations that may limit or restrict sales of call automation systems. Additionally, changes in foreign credit markets and currency exchange rates may result in requests by many international customers for extended payment terms and may have an adverse impact on the Company's cash flow and its level of accounts receivable. Due in part to the merger with Brite, the Company's sales outside the United States, as a percentage of the Company's total sales, increased from 25% to 43% from the first quarter of fiscal 2000 to the first quarter of fiscal 2001.

o The quantity and size of large sales (sales valued at approximately $4 million or more) during any fiscal quarter, which can cause wide variations in the Company's sales and earnings on a quarterly basis.

o Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions to assessing liquidated damages for delayed performance by the Company. Since the Company's projects frequently require a significant degree of customization, it is difficult for the Company to predict when it will complete such projects. Accordingly, the Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

o The Company's ability to properly estimate costs under fixed price contracts in developing application software and otherwise tailoring its systems to customer-specific requests.

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

The Company's total sales in the third quarter and first nine months of fiscal 2001 were approximately $68.6 million and $212.5 million, respectively. Third quarter sales decreased approximately $13.4 million, or 16%, when compared to the same period of fiscal 2000. Contributing factors for the sales decrease include: 1) a sluggish demand from the former Brite customer base as it evaluates the Company's product roadmap resulting from the merger with Brite,
(2) sluggish demand from existing and prospective customers as they evaluate their post-Y2K capital expenditures, (3) a lengthening of the overall sales cycle resulting from the transition in customer demand from simpler, touch-tone to complex, speech enabled applications, (4) some possible softness, at least in the short term, in the markets for technology products and for network-based telecommunications equipment, and (5) attrition in the Company's Network Systems sales force. Sales during the first nine months of fiscal 2001 were $212.5 million as compared to $202.0 million during the same period of the prior year. The increase is primarily due to the Company's merger with Brite Voice Systems, Inc. (Brite) which was accounted for using the purchase method of accounting. Results of Brite's operations were consolidated with those of InterVoice, Inc. effective June 1, 1999, the first day of the Company's second fiscal quarter of fiscal 2000. One customer accounted for approximately 15% and 19% of the Company's total sales during the third quarter and first nine months of fiscal 2001, respectively.

To enhance comparability of the Company's sales for the third quarter and first nine months of fiscal 2001, the information below is presented on an "as adjusted" basis as though the merger with Brite and the adoption of SAB 101 (See Notes B and C to the Consolidated Financial Statements) had occurred at the beginning of the respective periods presented.

                                                                      (In millions)
                                                       AS ADJUSTED                    AS REPORTED
                                                -------------------------      -------------------------
                  THIRD QUARTER                    2001           2000*           2001           2000*
                                                ----------     ----------      ----------     ----------

                  Sales:
                       Business Systems         $     25.6     $     30.7      $     25.6     $     26.8
                       Network Systems                20.8           33.6            20.8           32.0
                       Services                       22.2           23.2            22.2           23.2
                                                ----------     ----------      ----------     ----------
                           Total                $     68.6     $     87.5      $     68.6     $     82.0
                                                ==========     ==========      ==========     ==========

                  FIRST NINE MONTHS

                  Sales:
                       Business Systems         $     74.9     $     89.1      $     74.9     $     82.0
                       Network Systems                68.2           85.8            68.2           71.0
                       Services                       69.4           62.8            69.4           49.0
                                                ----------     ----------      ----------     ----------
                           Total                $    212.5     $    237.7      $    212.5     $    202.0
                                                ==========     ==========      ==========     ==========

* InterVoice-Brite's fiscal year ends the last day of February. Brite's fiscal year ended December 31. No adjustment has been made to account for the two companies' different fiscal year ends.

The following discussion compares third quarter and nine month sales performance on an "As Adjusted" basis only.

Business Systems sales during the third quarter of fiscal 2001 were approximately $25.6 million and decreased 17% when compared to the same period of the previous year. Such sales were $74.9 million during the first nine months of fiscal 2001 and declined 16% when compared to the same period of the previous year. The Company believes the declines are the result of: (1) a sluggishness in demand from the former Brite customer base as those companies continue to evaluate the Company's product roadmap resulting from the merger with Brite, (2) a continued sluggish demand from the Company's existing and prospective customers as they evaluate their post-Y2K capital expenditures, (3) some possible softness, at least in the near term, in the market for telecommunications equipment, computers, software and other technology products, and (4) a lengthening of the overall sales cycle resulting from a transition in customer demand from relatively simple touch-tone based applications to complex applications embodying speech recognition capabilities. Additionally, speech recognition enabled sales opportunities tend to be larger in dollar value, which may extend the customer purchasing cycle. International Business Systems sales constituted 24% and 20% of the Company's total Business Systems sales during the third quarter and first nine months of fiscal 2001, respectively.

Network Systems sales during the third quarter of fiscal 2001 were approximately $20.8 million and declined 38% when compared to the same period of the previous fiscal year. Such sales for the first nine months of fiscal 2001 were $68.2 million and declined 21% when compared to the same period of the previous year. Third-party surveys indicate good long term prospects for growth in the market addressed by the Company's Network Systems products. The Company believes contributing factors to its sales decline in this market segment include sales force attrition and some possible softness, at least for the short term, in the market for network-based telecommunication equipment. International Network Systems sales constituted 64% and 81% of the Company's total Network Systems sales during the third quarter and first nine months of fiscal 2001, respectively.

Services sales during the third quarter and first nine months of fiscal 2001 were $22.2 million and $69.4 million, respectively, and decreased 4% and increased 11%, respectively, when compared to the same periods of the previous fiscal year. The Company's Application Service Provider (ASP) sales were the primary reason for the decrease and increase in Services sales. As an ASP, the Company provides certain voice and call processing services to its customers on equipment owned and operated by the Company. In return, the Company charges its customers for such services in one of multiple ways, including fixed rates per month or per transaction, and/or a share of the revenue generated by the Company's customer based on such services. Generally, the Company receives a portion of the prepaid calling revenues generated by its customers. ASP sales decreased slightly in the third quarter primarily due to decreased call volumes by North American customers offering prepaid telecommunication calling services. ASP sales increased in the first nine months of fiscal 2001 primarily due to increased prepaid call volumes experienced by the Company's customers in Europe and North America. International Services sales constituted 47% of the Company's total Services sales during both the third quarter and the first nine months of fiscal 2001.

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

COST OF GOODS SOLD. Cost of goods sold was approximately $32.5 million and $103.6 million for the third quarter and first nine months of fiscal 2001, respectively, and, as a percentage of sales, was 47.3% and 48.8%, respectively. Such expenses during the third quarter were favorably impacted by a better than expected software to hardware sales mix. During the third quarter of the previous year, such expenses were $34.7 million, or 42.3% of the Company's total sales. During the first nine months of the previous year, such expenses were $97.9 million and included non-recurring charges of $9.1 million. These non-recurring charges are described in the Company's Form 10-K as filed with the Securities and Exchange Commission on May 26, 2000. Without these non-recurring charges, cost of goods sold, as a percentage of the Company's total reported sales, would have been 44.0% during the first nine months of the previous year. The increase in cost of goods sold during the third quarter and first nine months of fiscal 2001, as a percentage of sales, when compared to cost of goods sold, net of non-recurring charges, in the previous year, is attributable to the Company's continued investments in application engineering and customer service resources to support opportunities in all of its markets. Additionally, the products acquired in the merger with Brite historically have had a greater cost of goods sold, as a percentage of sales, than the Company's other products due to higher third party hardware content. The Company has taken certain actions to reduce a portion of its cost of goods sold. These actions are discussed below in "Sales, General and Administration Expenses."

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the third quarter and first nine months of fiscal 2001 were approximately $8.7 million and $26.6 million, or 12.7% and 12.5% of the Company's total sales, respectively. During the third quarter of the previous fiscal year, research and development expenses were $9.3 million or 11.4% of the Company's total sales. During the first nine months of the previous year, such expenses were $51.0 million, including a charge of approximately $30.1 million for in-process research and development acquired in connection with the Brite merger, as described in the Company's Form 10-K as filed with the Securities and Exchange Commission on May 26, 2000. Net of this charge, research and development expenses, as a percentage of reported sales, for the first nine months of the previous year would have been 10.2%. Research and development expenses included the design of new products and the enhancement of existing products. The Company has taken certain actions to reduce a portion of its research and development expenses. These actions are discussed below in "Sales, General and Administration Expenses."

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses during the third quarter and first nine months of fiscal 2001 were approximately $20.5 million and $63.7 million, or 29.9% and 30.0% of the Company's total sales, respectively. Such expenses during the third quarter of the previous year were $21.0 million, or 25.6% of the Company's total sales. During the first nine months of the previous year, such expenses were $59.7 million and included non-recurring charges totaling $5.9 million. These non-recurring charges are described in the Company's Form 10-K as filed with the Securities and Exchange Commission on May 26, 2000. Without these non-recurring charges, selling, general and administrative expenses for the first nine months of the previous year, as a percentage of the Company's total sales, would have been 26.7%. The increase in selling, general and administrative expenses during the third quarter and first nine months of fiscal 2001, as a percentage of sales, versus such expenses, net of non-recurring charges, during the previous year is the result of the Company's decision to continue to hire and train new and existing sales and sales support personnel and expand its marketing and advertising programs worldwide. Subsequent to the end of the third quarter of fiscal 2001, the Company announced organization changes to improve its focus on its core competencies and products. The changes resulted in a workforce adjustment impacting approximately 100 positions. The workforce adjustment plus other cost reduction actions are expected to reduce Company expenses by up to $3.0 million per quarter when fully realized. Such expense reductions could be offset in part by spending initiatives to pursue the new opportunities being created by the ongoing convergence of voice, data and internet technologies.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Goodwill and intangible assets acquired in the merger with Brite totaled approximately $104 million with useful lives averaging seven years. Amortization of these assets began during the second quarter of fiscal 2000. Such expenses were approximately $3.5 million and $10.4 million for the third quarter and first nine months of fiscal 2001, respectively, versus $3.5 million and $7.1 million for the same periods of the previous fiscal year. Nine month results for fiscal 2001 include three quarters of amortization expense while nine month results for the previous fiscal year include only two quarters of amortization expense.

OTHER INCOME. Other income of approximately $0.4 million and $1.2 million during the third quarter and first nine months of fiscal 2001, respectively, was primarily interest paid on the Company's net cash reserves.

INTEREST EXPENSE. Interest expense was approximately $1.7 million and $5.7 million during the third quarter and first nine months of fiscal 2001, respectively, versus $2.7 million and $5.6 million for the same periods of the previous fiscal year. The Company obtained long term borrowings during the second quarter of fiscal 2000 in connection with its merger with Brite. See "Liquidity and Capital Resources" for a description of the Company's long term borrowings. Initial borrowings were $135 million and have been paid down to $75 million at November 30, 2000. The decrease in interest expense during the third quarter of fiscal 2001 is the result of decreased borrowings. While interest expense during the first nine months of fiscal 2001 is comparable to the same period of the previous year, the first nine months of fiscal 2001 contained three quarters' interest expense on the Company's long term borrowings versus two quarters' interest expense included in the same period of the previous year. Interest expense during the first nine months of fiscal 2001 also reflected the Company's paydown of borrowings.

INCOME (LOSS) FROM OPERATIONS. The Company generated operating income and net income of $3.5 million and $1.1 million during the third quarter of fiscal 2001. The Company generated operating income of $13.5 million and net income of $7.1 million during the third quarter of the previous year.

During the first nine months of fiscal 2001, the Company generated $8.2 million in operating income, $1.8 million in income before the cumulative effect of a change in accounting principle, and a net loss of $9.4 million. As described in Note C of the Notes to the Consolidated Financial Statements, during the first quarter of fiscal 2001, the Company recorded a charge of $11.3 million relating to the cumulative effect of a change in accounting principle as the result of changing its revenue recognition policy pursuant to guidance issued by the Securities and Exchange Commission in its Staff Accounting Bulletin No. 101.

During the first nine months of the previous year, the Company generated an operating and net loss of $1.8 million and $22.7 million, respectively. Without the non-recurring charges totaling $45.1 million discussed above, the Company would have had operating and net income for the first nine months of the previous year of $31.4 million and $18.8 million, respectively.

To enhance comparability of the Company's operating results, the information below is presented on an "as adjusted" basis, excluding the $11.3 million charge booked in the first quarter of fiscal 2001 relating to the cumulative effect of a change in accounting principle and the previously described non-recurring charges totaling $45.1 million booked in the second quarter of fiscal 2000.

                                                                             (In millions)
                                                               AS ADJUSTED                   AS REPORTED
                                                        -------------------------     --------------------------

                  THIRD QUARTER                            2001           2000           2001            2000
                                                        ----------     ----------     ----------      ----------

                  Operating income                      $      3.5     $     13.5     $      3.5      $     13.5
                  Net income                            $      1.1     $      7.1     $      1.1      $      7.1

                  FIRST NINE MONTHS

                  Operating income (loss)               $      8.2     $     31.4     $      8.2      $    (13.7)
                  Net income (loss)                     $      1.8     $     18.8     $     (9.4)     $    (22.7)

During the third quarter and first nine months of fiscal 2001, the Company continued to invest in application engineering, customer service, research and development, sales, sales support and administration personnel and resources to pursue opportunities in all its markets. This resulted in a decline in the Company's "as adjusted" operating and net income versus the same periods in the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES. At November 30, 2000, the Company had cash reserves of approximately $14.2 million while borrowings under the Company's term loan facility were $75.0 million. Operating cash flow during the third quarter and first nine months of fiscal 2001 was a negative $2.0 million and a positive $17.1 million, respectively. Income before the cumulative effect of a change in accounting principle plus non-cash expense items during the third quarter and first nine months totaled $8.3 million and $24.4 million, respectively, while increases in operating assets totaled $10.3 million and $7.3 million, respectively. Days sales outstanding (DSO's) of accounts receivable continue to be a focus for the Company. At November 30, 2000, DSO's were 87, down from 99 days at February 29, 2000. Investing activities during the quarter, primarily the purchase of computer and test equipment, used cash of approximately $1.8 million. Investing activities during the first nine months used $2.9 million, net of $2.8 million received during the second quarter in connection with the extinguishment of a warrant acquired in the Company's merger with Brite to purchase shares of the common stock of EPS Solutions Corporation. Financing activities, included pay down of debt, which used $7.5 million and $32.5 million during the third quarter and first nine months. Net proceeds from the exercise of employee stock options, which provided $0.3 million and $2.2 million during the same periods and borrowings during the third quarter which provided $7.5 million cash during the quarter and first nine months. Net cash flow during the third quarter was a negative $3.4 million, while net cash flow for the first nine months was a negative $9.1 million. The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has $17.5 million available under its $25 million revolving credit facility. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. However, the term loan and revolving credit agreement discussed below includes normal and customary provisions which limit the Company's ability to make such repurchases and acquisitions.

In connection with the merger with Brite, the Company entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan and a $25 million revolving credit agreement. The term loan agreement is subject to future scheduled repayments, as defined, during 2001-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At January 11, 2001, the Company had $75 million of borrowings outstanding under the agreement, at an average annual interest rate of 8.74%. Interest under the credit facility accrues at a variable rate indexed to the prime rate, the federal funds rate or an adjusted London Interbank Offering Rate.

During June 2000, the Company entered into interest rate swap agreements, expiring June 2002, to change the characteristics of interest payments on a portion of its long-term borrowings from LIBOR-based variable-rate payments to fixed-rate payments. At November 30, 2000 a notional amount of $40.0 million on debt with a variable rate of 8.74% had been swapped for an effective rate of 8.34%. The effects of interest rate swaps during the third quarter and first nine months of fiscal 2001 were immaterial.

During fiscal 1997, the Company received a warrant to purchase 741,237 shares of SpeechWorks International, Inc. common stock at an exercise price of $2.05 per share. The warrant was issued in connection with a supply agreement, pursuant to which SpeechWorks supplies the Company with software products and services. Upon the Company's receipt of the warrant, SpeechWorks was not a publicly traded company and no value was assigned to the warrant. The warrant and the shares underlying the warrant are unregistered securities with no readily ascertainable market valuation, therefore, the warrant is carried at cost, i.e. no value, on the Company's balance sheet at November 30, 2000. SpeechWorks became a publicly traded company on August 1, 2000. The January 11, 2001 closing price for a share of SpeechWorks common stock was $30.36.

For several reasons, the Company is currently unable to estimate what gain, if any, it will ultimately realize in connection with the warrant. First, the Company has not completed its evaluation of its alternatives with respect to monetizing the warrant. Second, the ultimate price received for the warrant or the shares underlying the warrant cannot be determined due to relatively long periods of time before such securities could be sold in a private or public placement. The Company has agreed not to sell the warrant or underlying securities in a private placement for six months after SpeechWorks' initial public offering (August 1, 2000). Should the Company exercise the warrant with the intent of selling the underlying shares in the public market, the unregistered shares must be held at least one year before the Company could sell such shares, subject to limitations under the Securities and Exchange Commission's Rule 144. The Company does have certain demand registration rights which could allow the sale of the shares in the public market before the Rule 144 one year holding period lapses. However, such rights cannot be exercised unilaterally, except in the case of a registration of the shares by SpeechWorks on Form S-3, for which SpeechWorks will not be eligible until at least August 1, 2001. Third, there is not a readily ascertainable price for the unregistered warrant or underlying unregistered shares. Generally, unregistered securities sold through a private offering sell at discounts from the then current market price. Fourth, a large percentage of SpeechWorks' outstanding common stock is unregistered and is subject to a lock up period, as are the shares underlying the Company's warrant. Such an arrangement is not unusual, but the potential introduction of a large number of shares following a lock up period can negatively affect the market for an issuer's shares.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's current term loan and revolving credit agreement provides for borrowings up to $150 million which bear interest at variable rates based on either a prime rate, the federal funds rate or the London Interbank Offering Rate, plus an applicable margin. As of November 30, 2000, the Company had $75 million outstanding under the credit agreement. The credit agreement matures on August 31, 2003 and the term loan facility is subject to quarterly principal amortization. The fair value of the borrowings approximate their carrying value at November 30, 2000. Due to the magnitude of this credit facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material. To mitigate the effect of interest rate changes, the Company enters into interest rate swap arrangements to change the characteristics of interest payments on its borrowings from LIBOR-based, variable rate payments to fixed rate payments. As of November 30, 2000, a notional amount of $40 million of the Company's long term borrowings with a variable interest rate of 8.74% had been swapped for an effective interest rate of 8.34%. The effect of interest rate swaps on the Company's interest expense during the quarter was immaterial.

The Company transacts business in certain foreign currencies, including the British pound. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company attempts to mitigate this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency in which revenues will be received. However, the Company's major foreign subsidiary procures much of its raw materials inventory from its U.S. parent. Such transactions are denominated in U. S. dollars, limiting the Company's ability to hedge against adverse movements in foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 2.       LEGAL PROCEEDINGS

From time to time Ronald A. Katz Technology Licensing L.P. ("RAKTL") has sent letters to certain customers of the Company suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party's DNIS identification number. Certain products offered by the Company can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. The Company's contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by the Company infringe a third party's patent.

To the Company's knowledge, RAKTL has not initiated litigation against any of the Company's customers. Moreover, none of the customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. Even though RAKTL has not instituted litigation against any customers, it is always possible that RAKTL may do so. In the event of such litigation, a customer could attempt to invoke the Company's indemnity obligations under the applicable agreement. As with most sales contracts with suppliers of computerized equipment, the Company's contractual indemnity obligations are generally limited to the products provided by the Company, and generally require the customer to allow the Company to have sole control over any litigation and settlement negotiations with the patent holder. The customers who have received letters from RAKTL generally have multiple suppliers of the types of products that might potentially be subject to claims by RAKTL.

Even though no claims have been made that a specific product offered by the Company infringes any claim under the RAKTL patent portfolio, the Company has received opinions from its outside patent counsel that certain products and applications offered by the Company do not infringe certain claims of the RAKTL patents. The Company has also received opinions from its outside counsel that certain claims under the RAKTL patent portfolio are invalid. Furthermore, based on the reviews by outside counsel, the Company is not aware of any claims under the RAKTL portfolio that are infringed by the Company's products. If the Company does become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, the Company intends to vigorously contest the claims and to assert appropriate defenses. A number of companies, including some large, well known companies and some customers of the Company, have already licensed certain rights under the RAKTL patent portfolio. During November 2000, RAKTL announced license agreements with, among others, AT&T Corp., Microsoft Corporation and International Business Machines Corporation.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     None

     (b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTERVOICE-BRITE, INC.




Date: 01/12/01                               By:    /s/ ROB-ROY J. GRAHAM
                                                   -----------------------------
                                                    Rob-Roy J. Graham
                                                    Chief Financial Officer
                                                    (Chief Accounting Officer)