Form 10-K
period 2001-02-28
INTERVOICE BRITE INC
filed 2001-05-18
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 18, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                            ------------------------

                        COMMISSION FILE NUMBER: 0-13616

                             INTERVOICE-BRITE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     TEXAS                                          75-1927578
            (STATE OF INCORPORATION)                             (I.R.S. EMPLOYER
                                                              IDENTIFICATION NUMBER)
            17811 WATERVIEW PARKWAY                                   75252
                 DALLAS, TEXAS                                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate Market Value of Common Stock held by Nonaffiliates as of May 16, 2001: $414,818,804

     Number of Shares of Common Stock Outstanding as of May 16, 2001: 33,212,074

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which the document is incorporated:

     (1) Proxy Statement for the 2001 Annual Meeting of Shareholders -- Part
         III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    1
          Call Automation Industry....................................    4
          Markets.....................................................    5
          Product Strategy............................................    6
          Products and Services.......................................    7
          Competition.................................................    9
          Distribution................................................    9
          Backlog.....................................................   10
          Research and Development....................................   11
          Proprietary Rights..........................................   11
          Manufacturing and Facilities................................   12
          Employees...................................................   12
          Merger with Brite Voice Systems, Inc. and Related
          Financing...................................................   12
ITEM 2.   Properties..................................................   14
ITEM 3.   Legal Proceedings...........................................   14
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
ITEM 6.   Selected Financial Data.....................................   16
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
ITEM 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   28
ITEM 8.   Financial Statements and Supplementary Data.................   28
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   54

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   54
ITEM 11.  Executive Compensation......................................   54
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   54
ITEM 13.  Certain Relationships and Related Transactions..............   54

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   54

                                     PART I

ITEM 1.  BUSINESS

     InterVoice-Brite, Inc. (together with its subsidiaries, collectively referred to as the "Company") is a technology leader in speech-enabled interactive information systems and enhanced services systems for network service providers and a premier communications and e-business application service provider (ASP). The Company participates in two global markets: the interactive voice response (IVR) market in which the Company provides automated customer service and self-help solutions to enterprises and institutions, and the enhanced telecommunications services market in which the Company provides value-added solutions to network service providers. The Company sells systems solutions in both markets and, as a complement to its system sales, can provide its products and services to its customers on an outsourcing basis through its ASP.

     The Company's early emphasis was on IVR systems, providing automated customer service and self-help applications. IVR systems permit individuals to use the touchtone pad on their telephones and/or their personal computers connected to telephone networks or the Internet to access and/or provide information to computer databases utilized by businesses. More recently, the Company has emphasized its voice recognition capabilities to allow its customers' patrons to interact with their systems using only their voices. Demand for this functionality is increasing as a result of the worldwide growth of wireless networks whose subscribers find value in "hands free" interactive applications.

     The Company also has focused on systems marketed to telecommunications service providers. Such systems are used to provide a variety of automated services to reduce costs, such as processing collect, debit and credit card calls, and to provide advanced revenue generating calling features, such as prepaid calling services, multi-media portals, voice mail, text messaging, Internet connectivity and voice dialing. Consistent with this focus, the Company merged with Brite Voice Systems, Inc. ("Brite") during fiscal 2000. As the majority of Brite's sales were to telecommunication service providers, the Company has become a leading supplier of, and generates approximately half of its revenues from the sale of, enhanced telecommunications systems and services. The Company expects to continue to evaluate merger and acquisition prospects and pursue other corporate development activities to supplement its internal product development and sales channel expansion.

     The Company's products can be divided into two categories: (i) IVR systems that reduce customers' costs and improve the efficiency of services provided to end-user customers, and (ii) enhanced telecommunications services systems that reduce costs or increase customers' revenues through increased subscription or user fees. IVR systems are typically found in automated customer service and self-help applications. Callers using such systems can access personal balances for bank, credit card or mutual fund accounts; receive stock quotes and execute securities trades; order products or product literature for delivery by mail or by facsimile; pay bills; enroll for college courses; apply for credit cards; and receive other personalized information. The use of the Company's systems to respond to routine requests for information and to provide self-help reduces customers' direct labor costs, and allows live agents to handle more complex questions and problems, thereby improving customer service. IVR systems are generally marketed to enterprises and are generally installed at the business premises.

     Examples of services provided or developed for telecommunications network service providers include automated operator services, such as the processing of collect calls; prepaid calling services; multi-media portals; voice messaging/voicemail; voice activated dialing and wireless Internet connectivity. Such systems are generally installed within the service providers' networks, reducing their operating costs or increasing their revenues through increased network usage.

SYSTEMS

     The Company's IVR systems are sold under the trademark "OneVoice" and sell at list prices ranging from approximately twenty-five thousand to millions of dollars. Such systems support from two to thousands of voice and data channels. Scalability is a distinguishing factor for all OneVoice systems. Such systems can incorporate either multiple voice processing modules of up to 96 voice and data channels per module, or multiple units of the Company's NSP 5000 platform which can provide up to 1400 voice and data channels per platform. The Company's voice processing modules and/or NSP 5000 platforms can be connected by local or wide area networks for a single point of management, control and redundancy.

     Systems are sold to telecommunications service providers under the trade name "Omvia" and enable the providers to deploy a variety of revenue generating services, including:

          CREDIT CARD/DEBIT CARD/PREPAID CALLING. The Company's applications make it possible for telecommunications companies to provide subscribers with alternate payment options extending beyond traditional monthly billed service, i.e. the use of credit and debit cards. The Company's applications also support prepaid calling, employing credit cards or purchase vouchers to initialize or "re-charge" a subscriber's account. Unlike traditional telephone company services, where service usage measurements are collected and bills are generated offline at the end of the billing cycle, alternate payment options require that the billing function occur as part of the call processing system and in "real time". Further, prepaid systems must have the ability to "tell" a subscriber the balance in his or her account. This ability to perform IVR and call processing functions in addition to call costing and customer account maintenance is a technical task similar to the functionality provided by telecommunications switches and billing systems operating simultaneously, but made more difficult due to real-time transaction processing requirements.

          The Company's BriteStar(TM) product line is a unique handset-based prepaid solution specifically targeted towards wireless providers. BriteStar uses encryption technology to store the user's credit securely within the handset itself, allowing the handset to monitor the value of all calls made, so that the user's credit level is never exceeded. It allows network operators to launch a prepaid service with a very short time to market, to simplify network integration and to use network resources in a highly efficient manner. BriteStar also offers key subscriber benefits, such as credit display on the handset, and is the first prepaid solution capable of full international roaming. BriteStar was developed jointly with Telemac Corporation and Philips Consumer Communications, combining the Company's expertise in system delivery and network integration with Telemac's leadership in switch independent, handset-based, prepaid wireless technology and Philips' expertise in handset production.

          VOICE MESSAGING. Voice messaging (or voice mail) allows users to store, send and receive information over the telephone. In addition to voice mail, the systems provide call answering, call routing, paging, short message delivery, dictation and automated attendant features. The Company's range of voice messaging services can be combined to offer a wide range of value-added services for network service providers.

          UNIFIED MESSAGING. Unified Messaging allows users to store, send and receive voice messages, e-mail messages and facsimiles over the telephone or Internet. Users can use wireline or wireless telephones to access voice mail functions and can have e-mail messages and facsimiles read to them by such systems using text-to-speech technology. Users can also use devices connected to the Internet to access e-mail and facsimile functions and, through voice over Internet protocol (VOIP), can access voice mail functions. Unified messaging systems are marketed by the Company to telecommunications network service providers throughout the world.

          WIRELESS INTERNET CONNECTIVITY. The Company provides wireless telecommunications network services providers with systems that interface wireless telephones to the Internet. With Internet connectivity, wireless telephones can be used to access Internet and corporate Intranet based content and services. Additionally, wireless telephone subscribers can access services provided by their network service providers' Intranet, such as billing records and subscription information for new services.

          MULTI-MEDIA PORTALS. Multi-media portals straddle multiple networks, such as the wireline, wireless, Internet and wireless Internet networks, providing subscribers a seamless interface to services and content, such as e-mail and stock quotes. Multi-media portals are often combined with the Company's other value-added products and are marketed to both network service providers and enterprises.

          VOICE ACTIVATED DIALING. This application allows wireless carriers to provide a cellular telephone user access to telephone numbers using spoken commands rather than the keys on the cellular telephone. The use of voice activated dialing permits drivers to keep their hands on the wheel and eyes on the road, promoting safety and convenience of use. Such applications are marketed to cellular providers around the world.

          ENHANCED CALLING CARD. The Company's applications offer telecommunications service providers postpaid billing capabilities, including customer branded calling cards and credit/debit cards.

          AUTOMATED OPERATOR SERVICES. The Company offers telecommunication service providers a variety of applications automating services traditionally provided by live operators, such as the processing of collect calls.

     Systems marketed to telecommunications service providers sell at list prices ranging from approximately two hundred fifty thousand to millions of dollars and support from 96 to thousands of lines per system. These systems share the scalability attributes of the Company's OneVoice systems as they are based on the Company's NSP 5000 platform. Multiple NSP 5000 platforms can be connected by local or wide area networks to provide single system appearance, management control and redundancy.

ASP SERVICES

     As a complement to its systems sales, the Company can provide all of its enhanced networks services and IVR applications to network providers and enterprises on an ASP basis. Under these arrangements, the Company generally owns the IVR or enhanced telecommunication services system, provides services on the system for the benefit of its customers and may also provide live agent customer support. The Company's platform can be easily expanded to meet increased demand and combines many features in a manner that the Company believes are unmatched in the industry. The advantage to the network provider or enterprise is a completely bundled service, which requires no front-end purchase of equipment, and the avoidance of continuing costs of operational personnel on staff. Charges for these services may be based on fixed rates per month, per call or per minute, or may consist of a share of the revenue or profits generated by the service.

     The Company also provides a service to readers of apartment rental guides allowing them to access information concerning rental properties in their local area. Callers to the system may receive more detailed information about an apartment or complex than can be conveyed in a printed ad. Callers can connect directly to the leasing agent, leave messages, or request a fax of a floor plan or contract. The Company receives a monthly fee for each listing sold in the rental guide.

     The Company sells its IVR products directly and through more than 130 domestic and international distributors. The Company generally sells its products directly to telecommunications network service providers. Since the Company's inception in 1984, the number of worldwide installations of the Company's systems has grown to nearly 20,000 located in 74 countries. The customers to which the Company has sold systems include Aetna, Ameritrade, Bank of America, BankOne, California Federal Bank, CitiBank, E-Trade, Fidelity Investments, First Union Corporation, J.C. Penney, J. P. Morgan Chase & Co., Martin Marietta, Merrill Lynch, Microsoft, National Data Corporation, National Westminster Bank U.K., Sears Roebuck and Co., Social Security Administration, the Internal Revenue Service, TU Electric, USAA and Wachovia Bank. The Company's telecommunications service provider end-users include AT&T, Avantel (Mexico), Bell Canada, British Telecom (including BT Cellnet), CANTV (Venezuela), Cellular One, Codatel (Dominican Republic), CTC (Chile), CTI (Argentina), CTI (Puerto
Rico), Exel Communications, Guatel (Guatemala), Hutchison Telecom (Hong Kong), Iusacel (Mexico), Mannesmann (Germany), Movilnet (Venezuela), NPT (People's Republic of China), Qwest, RadioFone, Rogers/Cantel (Canada), SBC, Singtel (Singapore), Sprint (including Sprint PCS), Telcel (Venezuela), Telefonica (Spain), Telecom Asia (Thailand), Telia Nara (Sweden), Turkcell, Unicom (People's Republic of China), Verizon and Worldcom.

     British Telecom, together with its affiliate BT Cellnet, purchased both systems and ASP managed services which combined accounted for 19% and 16% of the Company's total sales during fiscal 2001 and 2000, respectively. There were no other customers accounting for 10% or more of the Company's sales during fiscal 2001 and 2000, nor did any customer account for 10% of the Company's sales during fiscal 1999. British Telecom and BT Cellnet are not contractually committed to purchase systems from the Company in the future, but BT Cellnet does have a long term ASP agreement for BriteStar handset-based prepaid services. The agreement was recently extended for an additional eighteen months through July 17, 2003. Under this agreement, BT Cellnet committed to purchase BriteStar services in a minimum amount of approximately $2.6 million per month for the twenty month period ending July 17, 2001, a minimum amount of approximately $2.1 million per month for the six month period ending January 17, 2002, and a flat amount of approximately $900,000 per month for the eighteen month period ending July 17, 2003. Payments under the agreement are denominated in the currency of the United Kingdom; and, therefore, the amount received under the agreement may vary based on the exchange rate between pounds and dollars.

CALL AUTOMATION INDUSTRY

     The number of telephone calls and, more recently, Internet inquiries, whether VOIP-based or HTML-based, requesting information or requiring operator assistance from enterprises and telecommunications network service providers has increased dramatically in recent years. Traditionally, consumers obtained information or services from enterprises such as banks, insurance companies, or telephone companies by phoning a customer service representative, agent, or operator who used a terminal linked to a computer to process the data or service request. The major disadvantage of this procedure is the high cost of providing a large number of individuals to answer calls and provide service, which imposes practical limits on access frequency and the amount of information and level of service that can be given to each caller. Another disadvantage of this procedure is that the potential for service delays and errors may increase if the volume of calls increases or substantially varies with the time of day or other factors.

     As a result of these high costs and inefficiencies, enterprises have increasingly turned to various methods of automation to process such calls. With IVR systems, callers receive accurate responses to routine service requests allowing customer service representatives to work on other tasks requiring personal expertise. In certain system applications, such as credit limit requests, callers actually may prefer dealing with an IVR system rather than an individual in order to preserve privacy and confidentiality. The Company believes that its IVR systems enable its customers to provide better customer service without additional staff, improve customer and employee retention, and, thus, enjoy significant cost savings.

     IVR systems traditionally have been interfaced to public telephone networks. As a natural extension of its product strategy, the Company has adapted its products to permit customers to interface their IVR systems to the Internet in addition to, or simultaneously with, public telecommunications networks. The Company's products, in conjunction with the Internet and public switched telecommunications networks, make it possible for users of multimedia personal computers and wireless devices, such as cellular telephones, cellular telephones that can access the Internet and PDA's, to access information and data in any combination of voice, graphic and image formats.

     IVR systems also have traditionally relied upon the touchtone pad of a telephone as an input device. As another natural extension of its product strategy, the Company has focused on enabling its products with speech recognition capabilities as a replacement for the touchtone pad. This allows the Company to broaden its marketing efforts to include "hands free" applications and to address new vertical markets where data input via the touchtone pad is not viable, such as systems providing airline flight information, brokerage services and travel reservations. Speech recognition also is an important feature in the telecommunications service features made possible by the Company's wireless and wireless Internet product offerings.

     In addition to automating services formerly provided by live operators, call automation systems also provide new, high margin services which telecommunications companies market to their subscribers to increase network usage and, thus, revenues. Such services include prepaid or calling card billing, multi-media portals, wireless Internet connectivity, voice dialing, voice mail, pager capabilities and short message services. Unlike traditional telephony services, where service usage measurements are collected and bills generated offline at the end of a billing cycle, many of these services require that the billing function occur in real-time as part of the call. This technical task is similar to the functionality of telecommunications switches and billing systems, operating simultaneously.

     IVR systems allow the use of a wide variety of devices, such as the human voice, telephones, facsimiles or personal computers in conjunction with public and private telecommunication networks and/or the Internet to input or retrieve information or request services from a computer data base. Applications include checking account balances, brokerage transactions, credit card authorizations, insurance claims and automating telephone calls formerly requiring operator assistance. The Company's sales of such systems accounted for approximately 52% of the Company's total systems sales in fiscal 2001.

     Network-based enhanced services systems allow telecommunications service providers to automate calls formerly requiring live operator assistance and to provide revenue generating, advanced calling features such as voice mail, multi-media portals, prepaid and postpaid calling cards, wireless Internet connectivity, one number personal numbering plans and voice dialing. The Company's sales of such systems accounted for approximately 48% of the Company's total systems sales in fiscal 2001.

MARKETS

     The general public has become increasingly receptive to business related call automation systems, having become familiar with such technology from early adopters in the banking industry. IVR systems are becoming more pervasive in a wide variety of industries and applications as indicated below:

INDUSTRY                                           APPLICATION
--------                                           -----------
Banking/Financial Services..............  Customer Service
                                          Bill Payment
                                          401(k)/Administration
                                          Stock/Mutual Fund Trading
Health Care.............................  Plan Enrollment
                                          Test Results
                                          Claims Status
Cable TV................................  Service Requests
                                          Event Ordering
Education...............................  Enrollment
                                          Grade Reporting
                                          Financial Aid
                                          Housing
Electronic Benefits Transfer............  Child Support
                                          Welfare Payments
                                          Food Subsidies
Travel/Hospitality......................  Arrival/Departure Information
                                          Reservations

     The Company initially focused on the banking and financial services market and continues to evaluate a wide variety of potential industry specific, or "vertical", markets based on their potential for rapid acceptance of call automation technology.

     Wireline and wireless telecommunications service providers rely on call automation systems to reduce operating costs and to provide new services to improve network utilization, to aid in subscriber retention, and to provide product differentiation which increase the provider's revenues. Such services include: multi-media portals; voice mail; prepaid, credit and debit calling; wireless Internet connectivity; and voice activated dialing.

NETWORK SERVICE PROVIDER                                                  SERVICES
------------------------                                                  --------
Local Exchange Carriers (LEC's)........................  Multi-media portals
                                                         Voice messaging/mail
                                                         Unified messaging
Competitive Local Exchange Carriers (CLEC's)...........  Multi-media portals
                                                         Voice messaging/mail
                                                         Unified messaging
Interexchange Carriers (IXC's).........................  Multi-media portals
                                                         Prepaid, credit call and debit card calling
                                                         Voice activated dialing
Wireless Network Operators.............................  Multi-media portals
                                                         Voice messaging/mail
                                                         Prepaid, credit call and debit card calling
                                                         Internet connectivity
                                                         Voice activated dialing
                                                         Unified messaging

PRODUCT STRATEGY

     The Company's products are designed to assist its customers in achieving the following objectives:

     - Increase revenues

     - Reduce costs

     - Improve customer and/or employee service

     - Provide product and service differentiation

     The Company believes that its OneVoice systems enable the Company's customers to handle more calls with fewer delays and errors at a lower cost than through use of customer service representatives, agents or operators while preserving callers' privacy and confidentiality. OneVoice systems operate on the Company's NSP 5000 call automation platform which can simultaneously host multiple applications. This allows the Company's customers to leverage and cost effectively expand their investments in their OneVoice systems.

     The Company also has adapted its NSP 5000 call automation platform to host its Omvia systems which address the growing telecommunications market. The Company's telecommunication systems provide network based automated operator services and high margin, revenue generating applications such as multi-media portals, voice mail, prepaid, credit and debit card calling, wireless Internet connectivity and voice activated dialing.

     The Company focuses its development efforts on call automation technology. Industry standard computer components, platforms and operating systems are leveraged to allow the Company to take advantage of third party hardware and software technology advances. This strategy offers customers the option to select the computer platform and operating system of their preference should they wish compatibility with other computer hosted systems.

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

          OPERATING SOFTWARE INDEPENDENCE. The Company's InterSoft run time software, which is utilized by the Company's OneVoice and Omvia systems, is simultaneously compatible with all popular operating systems, such as Windows NT, UNIX, Linux and OS/2. This operating software independence allows the Company to give its customers freedom to choose an operating system, an important factor in vendor selection for many of the Company's current and potential customers. This operating software independence also allows the Company to avoid the expense of maintaining multiple versions of the Company's InterSoft run time software.

          FLEXIBLE PROGRAMMING. The Company offers its customers a wide variety of software features that can be included in OneVoice and Omvia systems in a number of diverse product applications. The Company's graphical user interface (GUI) software development tool, InVision, simplifies the generation and customization of customer applications.

          SYSTEM EXPANDABILITY/NETWORKING. The Company's basic OneVoice system can be expanded from two up to 96 voice and data channels per module. OneVoice and Omvia systems utilize the NSP 5000 platform and can be expanded from 24 to 1400 voice and data channels per platform by adding expansion cards without software changes. Platforms can be interconnected via a local or wide area network to provide simultaneous access for thousands of callers while maintaining control from a single, networked workstation.

          VOICE AND DATA CONNECTIVITY. Systems can be connected to most digital and analog PBX's and central office switches and to a wide variety of host computers and enterprise systems.

     The Company's products are ISO 9001 compliant. They have been designed and manufactured to be highly reliable and to require minimum maintenance, most of which can be handled from the Company's headquarters using on-line remote diagnostic and test capabilities. The Company utilizes an independent service company with local offices throughout the United States to perform domestic on-site service. The Company electronically dispatches service technicians when customer maintenance or repair is required. The Company uses a combination of its own staff as well as distributors to provide international system maintenance and service.

PRODUCTS AND SERVICES

     Systems sales made up approximately 67% of the Company's sales during fiscal 2001.

  OneVoice Systems

     OneVoice systems are primarily focused on the IVR market and comprised approximately 52% of the Company's systems sales in fiscal 2001. These systems combine a variety of standard computer platforms and standard operating systems with the Company's proprietary run-time software, InterSoft, and Company developed and third party developed voice processing boards to perform IVR functions. Each OneVoice system utilizes the same proprietary InterSoft run time software, allowing the Company's customers to expand their OneVoice systems through the addition of expansion cards or via the linkage of multiple modules or systems through a local or wide area network, as capacity and other requirements grow. OneVoice systems can be configured using a variety of computer platforms and operating systems depending on the customer's preferences and processing requirements.

     The Company's programmable add-in cards and InterSoft run time software are hosted by the Company's NSP 5000 Platform or by computers produced by Dell, Compaq, IBM and others, and use standard communications protocols and native terminal emulation via the Internet; local area networks, including the IBM Token Ring, Ethernet and Arcnet; advanced wide area networks, including ISDN-PRI and X.25; and customer private networks.

  Omvia Systems

     The Company's Omvia systems, which are primarily focused on the enhanced telecommunications services market, are similar in design to OneVoice systems and utilize much of the same proprietary hardware and software. These systems provide telecommunications network operators with automated operator services (such as the processing of collect, prepaid and credit card calls) and revenue generating enhanced telecommunication features (such as multi-media portals, wireless Internet connectivity, voice mail, short voice and text message delivery, "one number" services and voice activated dialing). These systems accounted for 48% of the Company's systems sales in fiscal 2001.

     Omvia systems are comprised of the Company's suite of telecommunications applications running on the Company's NSP 5000 Platform (see below). Initial deployment of services and features, as well as system expansions, are accomplished cost-effectively as a result of the NSP 5000 platform's scalability attributes. The Company's Omvia systems incorporate standards-based signaling protocols, such as signaling system seven (SS7), and can be linked together via local or wide area networks to provide application control from a single workstation.

  Services

     Services sales made up 33% of the Company's total sales during fiscal 2001. Services include ASP services, maintenance and other services, such as installation and training. Other services were less than 1% of the Company's total services sales.

     ASP Services. ASP Services constituted approximately 57% of the Company's services sales during fiscal 2001. As a complement to its systems sales, the Company can provide all of its telecommunications and IVR applications to network operators or enterprises on an ASP basis. Under these arrangements, the Company provides a hardware platform and a customer specific application which can be easily expanded to meet increased demand and which combines many features in a manner that the Company believes are unmatched in the industry. The advantage to the network provider or enterprise is a completely bundled service, requiring no front-end purchase of equipment, a fixed cost to provide the service, and the avoidance of continuing costs of operational personnel on staff. Charges for these services may be based on fixed rates per month, per call or per minute, or may consist of a share of the revenue or profits generated by the service.

     The Company provides a service to readers of apartment rental guides allowing them access to information concerning rental properties in their local area. Callers to the system may receive more detailed information about an apartment or complex than can be conveyed in a printed ad. Callers can direct connect to the leasing agent, leave messages, or request a fax of a floor plan or contract. The Company receives a monthly fee for each listing sold in the rental guide.

     Systems Maintenance. Systems maintenance made up approximately 43% of the Company's services sales during fiscal 2001. The Company offers its customers system maintenance programs which combine on-line remote diagnostic and test capabilities with nationwide on-site repair performed, in part, by independent service providers. These programs enable customers to access the Company's help desk, to receive diagnostic tests, and, if necessary, to receive software modifications. When on-site repair is required, the Company may electronically dispatch its independent service providers or company service technicians while monitoring and directing repair activities. The Company uses a combination of its own staff as well as distributors to provide international system maintenance and services.

  InterSoft

     The Company's InterSoft run time software offers customers a variety of call automation features that can be included in customer applications: interfaces to the Internet and public and private switched telephone networks; interfaces to most PBX's and network switching elements; all telephony signaling protocols; and speech recognition capabilities.

  InVision

     InVision is the Company's proprietary, software tool which aids in the development and testing of custom call automation applications. InVision is based on a graphical user interface and allows developers to visualize and hear the interaction between users and the Company's systems while developing custom applications. This user-friendly development tool allows the Company's customers to expand the scope and use of its systems.

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

COMPETITION

     The IVR industry is fragmented and highly competitive. Based on industry surveys, InterVoice-Brite is the only company participating in the IVR market with more than a 10% market share. The Company believes it is the largest global ASP in the communications sector and that it is second in market share in the enhanced telecommunications services systems market.

     Technological advances are critical to industry leadership. The Company competes primarily on the basis of a broad range of product capabilities and features, professional services (such as system customization), and customer support services. The principal competitors for the Company's IVR systems include Avaya and Nortel Networks. The Company's principal ASP competitor is Boston Communications Group. The principal competitor for the Company's telecommunications products is Comverse Technology. The Company anticipates that competition from existing competitors will continue to intensify. The Company may also face market entry from non-traditional competitors, including digital telephone switching equipment manufacturers, independent call automation service bureaus and information portal providers. Some of these competitors have greater financial, technological and marketing resources than the Company.

DISTRIBUTION

     The Company markets its IVR products through both direct and indirect sales channels. During fiscal 2001, approximately 45% and 55% of total IVR system sales were attributable to direct sales to end-users and to sales to distributors, respectively. The Company provides discounts to volume end-user purchasers and its distributors reflecting decreased costs associated with such sales. The Company's telecommunications products are generally marketed through direct sales channels. During fiscal 2001 and fiscal 2000, sales to existing customers, as a percentage of the Company's total sales, were 70% and 65%, respectively, as the Company's customers continued to expand their systems and to add new and/or enhanced applications. The Company anticipates that sales to existing customers, as a percentage of the Company's total sales, will continue to be a significant percent of its total sales as it focuses additional marketing efforts on its installed base.

  United States Distribution

     The Company sells its IVR products directly to end-users and through more than 85 distributors in the United States. This distributor network allows the Company to leverage an indirect sales force numbering in excess of 1,700 in addition to its IVR domestic direct sales force of approximately 65. During fiscal 2001 approximately 51% and 49% of the Company's domestic sales of such systems were attributable to end-users and distributors, respectively. The Company's telecommunications products are generally sold by a separate direct sales force of approximately 15. Marketing efforts to support the Company's sales forces include advertising, trade shows, telemarketing and direct mail campaigns.

     The Company enters into arrangements with distributors to broaden distribution channels, to increase its sales penetration to specific markets and industries and to provide certain customer services relating to the Company's products on the Company's behalf. Distributors are selected based on their access to the markets, industries and customers that are candidates for the Company's products. The Company's major domestic distributors include EDS, Fiserv, Norstan, Siemens Business Communications, Sprint, Symitar Systems, Verizon and Wiltel.

  International Distribution

     The Company's products are currently sold in 74 countries. The Company offers its IVR products outside the United States through a direct sales force of approximately 15 as well as through a network of more than 45 distributors, which allows access to an indirect sales force numbering in excess of 1,000. The Company's international telecommunications products are sold by a separate international sales force of approximately 40. International distributors include Ericsson, Information Technology & Data (Turkey), IVRS Ltd. (Hong Kong), Loxbit (Australia), OLTP Voice (Venezuela), Norstan (Canada), Minacs (Canada), Promotora Kranon (Mexico), Siemens AG (Worldwide) and Switch (Chile). Subsidiaries of the Company maintain offices in the UK, Germany, Switzerland, Italy, the Netherlands, Dubai and South Africa to support sales throughout the European Community, the Middle East and Africa. Company offices in Singapore and Sydney (Australia) support sales by distributors throughout the Pacific Rim. Although a subsidiary of the Company has been organized in Brazil to support Latin American sales, the majority of the Company's sales to Latin America are conducted from the Company's Dallas offices. The Company also maintains small offices in Montreal, Toronto and Vancouver to support its Canadian distributors.

     Many countries lag the United States in the acceptance of IVR technology. Government regulation of telecommunications equipment and services, and the low penetration of digital switches and touch-tone telephones, have limited sales of IVR in many countries. Subject to differences in culture and business practices, the Company anticipates that the international market for IVR systems will grow as other countries overcome regulatory, technological and other barriers which limit the use of such systems. The Company has seen an accelerated demand for its enhanced telecommunications services systems as a result of increased growth and competition among international network operators, particularly for systems providing prepaid wireless calling and voice mail services. The Company believes that international buyers are attracted to its products for a number of reasons including: its digital technology; the ease with which buyers can customize applications in foreign languages; the ability of the Company's systems to support multiple languages concurrently, to interact with rotary telephones, and to support voice recognition when touchtone telephones are unavailable; and the Company's efforts in obtaining the required approvals for connectivity to the telephone networks in numerous international markets.

     International sales increased 3%, 434% and 13% in fiscal 2001, 2000 and 1999 respectively, and, as a percentage of total sales, were 48%, 45% and 18% in fiscal 2001, 2000 and 1999 respectively. The large increase in international sales during fiscal 2000 was due to the merger with Brite. Sales to the Europe, Middle East and Africa region constituted 80%, 69% and 19% of international sales in fiscal 2001, 2001 and 1999, respectively. Sales to the Americas (excluding the United States) constituted 11%, 19%, and 55% of international sales in fiscal 2001, 2000 and 1999, respectively. Sales to the Pacific Rim constituted 9%, 12% and 26% of international sales in fiscal 2001, 2000 and 1999, respectively. A presentation of the Company's sales by geographical area for fiscal 2001, 2000 and 1999 is found in Note N to the Consolidated Financial Statements located in Item 8 of this report.

BACKLOG

     The Company's systems backlog at February 28, 2001, February 29, 2000 and February 28, 1999 was approximately $35 million, $34 million, and $17 million, respectively. The Company expects all existing backlog to be delivered within fiscal 2002. The increase in backlog during fiscal 2000 was attributable to the Company's merger with Brite. Due to customer demand, many of the Company's sales are completed in the same fiscal quarter as ordered. Thus, the Company's backlog at any particular date may not be indicative of actual sales for any future period.

RESEARCH AND DEVELOPMENT

     Research and development expenses during fiscal 2001 were approximately $34 million. Such expenses were approximately $61 million during fiscal 2000 and included a $30.1 million charge for in-process research and development (see "In-Process Research and Development" below under "Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations"), incurred in connection with the Brite merger. Net of this charge, research and development expenses were approximately $30.9 million during fiscal 2000. Such expenses were $13.3 million in fiscal 1999. The increase in fiscal 2000 in such expenses was the result of the Company's merger with Brite. Such recurring expenses during fiscal 2001, 2000 and 1999 included the design of new products and the enhancement of existing products. The Company expects to maintain its strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.

PROPRIETARY RIGHTS

     The Company believes that its existing patent, copyright, license and other proprietary rights in its products and technologies are material to the conduct of its business. To protect these proprietary rights, the Company relies on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 28, 2001, the Company owned 49 patents in the United States and in certain foreign countries. In addition, the Company has registered "InterVoice" as a trademark in the United States and in certain foreign countries. The Company has also registered 33 trademarks and service marks in the United States for other product and service names and has registrations pending in the United States for various product and service names. The Company's software and other products are generally licensed to customers pursuant to a nontransferable license agreement that restricts the use of the software and other products to the customer's internal purposes. Although the Company's license agreements prohibit a customer from disclosing proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. Furthermore, even in cases where patents are granted, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The occurrence of the unauthorized use of the Company's proprietary information by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition.

     From time to time various owners of patents and copyrighted works send the Company letters alleging that its products do or might infringe upon the owners' intellectual property rights, and/or suggesting that the Company should negotiate a license or cross-license agreement with the owner. The Company's policy is to never knowingly infringe upon any third party's intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company is continuing to apply for and receive patents to reflect its technological innovations. The Company currently has a portfolio of 49 patents, and has applied and will continue to apply for a number of additional patents. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement. In certain situations, it might be beneficial for the Company to cross license certain of its patents for other patents which are relevant to the call automation industry. See "Item 3. Legal Proceedings" for a discussion of certain patent matters.

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

MANUFACTURING AND FACILITIES

     The Company's manufacturing operations consist primarily of the final assembly, integration and extensive testing and quality control of subassemblies, host computer platforms, operating software and the Company's run time software. The Company currently uses third parties to perform printed circuit board assembly, sheet metal fabrication and customer-site service and repair. Although the Company generally uses standard computer platform parts and components for its products, some components, including digital signal processors and static random access memories, are presently available only from limited suppliers. To date, the Company has been able to obtain adequate supplies of such components in a timely manner. However, the Company's operating results could be adversely affected if the Company were unable to obtain such components from such sources in the future.

EMPLOYEES

     As of May 16, 2001, the Company had 1,196 employees.

MERGER WITH BRITE VOICE SYSTEMS, INC. AND RELATED FINANCING

  The Merger

     On May 3, 1999, the Company, through a wholly-owned subsidiary, commenced an all cash tender offer (the "Offer") for the purchase of 9,158,155 shares, or approximately 75%, of the outstanding common stock of Brite Voice Systems, Inc. ("Brite"), at a price of $13.40 per share. The Offer was fully subscribed and expired on June 1, 1999. On August 12, 1999 the remaining 3,113,773 shares of Brite were exchanged for 2,985,792 of the Company's shares to complete the merger.

  Debt Financing

     The Company entered into a term loan facility in the amount of $125 million and a $25 million revolving credit facility, of which only $10 million was drawn, to finance the merger. At February 28, 2001, the Company had $7.5 million outstanding under the revolving credit facility and had prepaid $82.9 million of the principal balance of the term loan facility, reducing such balance to $42.1 million. On March 12, 2001, the Company prepaid another $2 million of the principal balance of the term loan facility, reducing such balance to $40.1 million.

     The following is a summary of the principal terms of the loan facilities. The loan facilities and the amendments to the facilities are Exhibits to this Annual Report on Form 10-K.

     The facilities mature on August 31, 2003, and the term loan facility is subject to quarterly amortization. In addition, the facilities are subject to certain mandatory prepayments and commitment reductions tied to the sale of assets, the issuance of debt, the issuance of equity and the generation of excess cash flow for a fiscal year. Certain of these prepayment and commitment reduction requirements are limited by the satisfaction of certain financial ratios.

     The amounts borrowed pursuant to the revolving credit facility and the term loan facility bear interest at a rate equal to either the London Interbank Offer Rate ("LIBOR") plus an applicable margin or the alternate base rate (the higher of (i) the prime rate or (ii) the federal funds rate plus 0.50%) plus the applicable margin. The applicable margin is determined in accordance with a schedule to the related credit agreement and by reference to a ratio of the Company's funded debt to EBITDA (as defined in the facilities).

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

ITEM 2.  PROPERTIES

     The Company owns 225,000 square feet and leases approximately 130,000 square feet of manufacturing and office facilities in the Dallas, Texas area. The Company also owns approximately 40,000 square feet of office space in Wichita, Kansas and leases approximately 48,000, 47,000, 12,000, 9,000, 5,500, 4,000, 4,000, 3,000 and 2,500 square feet of office space in Manchester (UK), Orlando, Cambridge (UK), Chicago, Wiesbaden, Singapore, Jacksonville (Florida), Sao Paulo, and Dubai, respectively. (See "Merger with Brite Voice Systems, Inc. and Related Financing" under Item 1. Business for a discussion of encumbrances on the Company's assets to secure the Company's senior loan facilities).

     The Company has suitable properties and productive capacity for its near-term requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company provides certain automated call processing services on a managed services basis for a large domestic telecommunications company. The telecommunications company has asserted that the Company should pay monetary penalties under the managed services contract for failing to achieve certain representations, covenants and specified levels of service. The telecommunications company is also in the process of performing an audit of the Company's records relating to the managed services, as expressly contemplated by the contract. While the Company does not believe that the audit will result in any claims for material amounts, it is possible that the telecommunications company could make such claims and such claims could be material. The Company has acknowledged that it may owe an immaterial amount as a monetary penalty for failing to adhere to a specific service level, and has denied all other asserted failures under the contract. A reserve has been established to cover the immaterial amount the Company has acknowledged it might owe. The parties are in the process of attempting to negotiate mutually satisfactory agreements to resolve their dispute and to extend the managed services contract. There is no assurance that the parties will negotiate mutually acceptable agreements. The telecommunications company has not threatened litigation against the Company in connection with this matter. In the event litigation is instituted against the Company concerning the dispute under the contract, the Company intends to vigorously contest the claims and to assert appropriate defenses. As with any legal proceeding, there is no guarantee that the Company would prevail in any litigation that might be asserted against the Company in connection with the managed services contract.

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

     To the Company's knowledge, RAKTL has not initiated litigation against any of the Company's customers. Moreover, none of the customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Even though RAKTL has not instituted litigation against any customers, it is always possible that RAKTL may do so. In the event of such litigation, a customer could attempt to invoke the Company's indemnity obligations under the applicable agreement. As with most sales contracts with suppliers of computerized equipment, the Company's contractual indemnity obligations are generally limited to the products provided by the Company, and generally require the customer to allow the Company to have sole control over any litigation and settlement negotiations with the patent holder. The customers who have received letters from RAKTL generally have multiple suppliers of the types of products that might potentially be subject to claims by RAKTL.

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

     In the matter of Aerotel, Ltd. et al, vs. Sprint Corporation, et al, Cause No. 99-CIV-11091 (SAS), pending in the United States District Court Southern District of New York, Aerotel, Ltd., has sued Sprint Corporation alleging that certain prepaid services offered by Sprint are infringing Aerotel's U.S. Patent No. 4,706,275 ("275 patent"). According to Sprint, the suit originally focused on land-line prepaid services not provided by the Company. Recently, as part of an unsuccessful mediation effort, Aerotel also sought compensation for certain prepaid wireless services provided to Sprint PCS by the Company. As a result of the mediation effort, Sprint has requested that InterVoice-Brite provide a defense and indemnification to Aerotel's infringement claims, to the extent that they pertain to any wireless prepaid services offered by InterVoice-Brite. In response to this request, the Company has offered to assist Sprint's counsel in defending against such claims, to the extent they deal with issues unique to the system and services provided by InterVoice-Brite, and to reimburse Sprint for the reasonable attorneys' fees associated therewith. The trial court has stayed the lawsuit pending certain rulings from the United States Patent and Trademark Office. The Company has received opinions from its outside patent counsel that the wireless prepaid services offered by the Company do not infringe the "275 patent". If the Company does become involved in litigation in connection with the "275 patent", under a contractual indemnity or any other legal theory, the Company intends to vigorously contest any claims that its prepaid wireless services infringe the "275 patent" and to assert appropriate defenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Company's outstanding shares of common stock are quoted on the NASDAQ National Market and the Chicago Stock Exchange under the symbol INTV. The Company has not paid any cash dividends since its incorporation. The definitive loan documentation evidencing the Company's debt facilities contains a contractual limitation on the Company restricting its ability to pay a dividend in cash or property, although the Company is permitted to pay stock dividends. The Company does not anticipate paying cash dividends in the foreseeable future.

     High and low share prices as reported on the NASDAQ National Market are shown below for the Company's fiscal quarters during fiscal 2001 and 2000.

FISCAL 2001 QUARTER                                           HIGH      LOW
-------------------                                          ------    ------
1st........................................................  $38.06    $13.13
2nd........................................................  $15.25    $ 5.94
3rd........................................................  $13.75    $ 7.69
4th........................................................  $11.63    $ 6.13

FISCAL 2000 QUARTER                                           HIGH      LOW
-------------------                                          ------    ------
1st........................................................  $13.50    $ 9.06
2nd........................................................  $15.81    $11.88
3rd........................................................  $16.44    $ 9.50
4th........................................................  $37.44    $14.75

     There were approximately 675 shareholders of record and approximately 14,500 beneficial shareholders of the Company at May 16, 2001. On May 16, 2001 the closing price of the Common Stock was $12.49.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below. The selected consolidated financial data presented below for each of the years in the five-year period ended February 28, 2001 are derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, the Company's independent auditors. The consolidated financial statements as of February 28, 2001 and February 29, 2000, and for each of the three years in the period ended February 28, 2001 and the report of Ernst & Young LLP thereon, are included elsewhere herein.

                                                       FISCAL YEAR ENDED FEBRUARY 28/29
                                               -------------------------------------------------
                                               2001*     2000**     1999     1998***    1997****
                                               ------    ------    ------    -------    --------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales........................................  $274.7    $286.2    $136.9    $102.3      $104.8
Income (Loss) from Operations................     0.4       0.3      29.1      (8.4)       17.5
Income (Loss) Before the Cumulative Effect of
  a Change in Accounting Principle...........     9.5     (14.8)     20.2      (5.1)       12.8
Net Income (Loss)............................    (2.3)    (14.8)     20.2      (5.1)       12.8
Total Assets.................................   256.8     303.0     111.5      84.9       109.2
Long Term Debt...............................    31.1      75.0       5.0        --          --
Per Diluted Common Share:
     Income (Loss) Before the Cumulative
       Effect of a Change in Accounting
       Principle.............................     .28      (.49)      .68      (.17)        .39
     Net Income (Loss).......................   (0.07)     (.49)      .68      (.17)        .39
Shares Used in Per Diluted Common Share
  Calculation................................    34.3      30.5      29.8      31.0        33.2

---------------
   * Fiscal 2001 loss from operations was impacted by special charges of $8.2 million related to changes in the Company's organizational structure and product offerings (see "Special Charges" under Item 7). Without these special charges, income from operations would have been $8.6 million. Income before the cumulative effect of a change in accounting principle was impacted by these special charges of $8.2 million ($5.4 million net of taxes) and by a $21.4 million ($13.8 million net of taxes) gain on the sale of SpeechWorks International, Inc. common stock (see "Other Income" under
     Item 7). Sales, income from operations, income before the cumulative effect of a change in accounting principle and net loss also were affected by a change in the Company's method of accounting for revenue recognition. (See "Sales" and "Income (Loss) from Operations and Net Income (Loss)" under Item 7).

  ** Fiscal 2000 income from operations and net loss were impacted by special charges of $15.0 million including: $9.1 million reported in cost of goods sold relating to a comprehensive cross-license agreement with an affiliate of Lucent Technologies, Inc. and provisions for inventories and certain intangible assets made obsolete by the Company's merger with Brite; and $5.9 million reported in selling, general and administrative expenses relating to severance payments to employees of the Company made redundant as a result of the merger with Brite, and charges to bad debts relating to the impairment of certain foreign accounts receivables and the cancellation of certain customer trade-in obligations. The Company also wrote off $30.1 million of the acquisition cost for Brite as in-process research and development. Without these items, fiscal 2000 income from operations would have been $45.4 million and net income would have been $25.1 million, or $0.77 per diluted share.

 *** Fiscal 1998 net sales, loss from operations and net loss were impacted by adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2), tightening of certain of the Company's credit practices, and special charges of $7.4 million. Special charges of $1.6 million reported in selling, general and administrative expenses include severance expenses associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer, and accounts receivable write-offs related to certain cancellations of service contracts. Special charges reported in cost of goods sold totaled $4.0 million for asset write-offs, including provisions for inventory obsolescence in light of a migration of the Company's customers to its NSP-5000 platform and provisions for the impairment of certain intangible assets. The Company also expensed, as in-process research and development, $1.8 million of the purchase price of the ESP product line purchased from Integrated Telephony Products, Inc. Without these items, net sales in fiscal 1998 would have been $107.8 million, income from operations would have been $2.6 million, and net income would have been $2.4 million, or $0.08 per diluted share.

**** Fiscal 1997 income from operations and net income were impacted by charges totaling approximately $1.8 million and $1.3 million, respectively, or $0.04 per share, resulting from a non-recurring litigation settlement. Without these charges, net income for fiscal 1997 would have been $0.43 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business -- Product Strategy," "Business -- Distribution," and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

     - The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards.

     - Continued availability of suitable non-proprietary computing platforms and system operating software that are compatible with the Company's products.

     - Certain components for the Company's products are available from select suppliers and, as a result, the Company's operating results could be adversely affected if the Company were unable to obtain such components in the future.

     - Increasing litigation with respect to the enforcement of patents, copyrights and other intellectual property. See "Item 3. Legal Proceedings" for a discussion of certain patent matters.

     - The ability of the Company to retain its customer base and, in particular, its more significant customers such as British Telecom, which purchases both systems and managed services from the Company. Sales to British Telecom accounted for approximately 19% and 16% of the Company's total sales during fiscal 2001 and fiscal 2000, respectively. The Company's installed base of customers generally are not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts. British Telecom's managed services contract with the Company was recently extended by eighteen months through July 17, 2003. Under the managed services agreement, BT Cellnet is currently purchasing services in a minimum amount of approximately $2.6 million per month, and the minimum amount will be reduced to $2.1 million per month for the six month period commencing July 18, 2001, and further reduced to a flat fee of $900,000 per month for the eighteen month period commencing on January 18, 2002. See "Item 1. Business" for an expanded discussion of the ASP managed services agreement with BT Cellnet.

     - Legislative and administrative changes and, in particular, changes affecting the telecommunications industry, such as the Telecommunications Act of 1996.

     - The Company's sales are largely dependent upon the strength of the domestic and international economies and, in particular, demand for the types of systems offered by the Company in its primary markets. In this regard, demand for all of the Company's systems is partially dependent upon the general level of demand for telecommunications equipment, computers, software and other technology products. Furthermore, demand for the Company's products offered to telecommunications companies is very dependent upon the general level of demand for telephone switches and other telecommunications equipment for public networks. There are certain indications that, at least for the short term, demand for such technology products and network-based telecommunications equipment might be softening.

     - Risks involved in the Company's international distribution and sale of its products, including unexpected and adverse changes in regulatory requirements, unexpected changes in exchange rates, the difficulty and expense of maintaining foreign offices and distribution channels, tariffs and other barriers to trade, difficulty in protecting intellectual property rights, and foreign governmental regulations that may limit or restrict sales of call automation systems. Additionally, changes in foreign credit markets and currency exchange rates may result in requests by many international customers for extended payment terms and may have an adverse impact on the Company's cash flow and its level of accounts receivable. Due in part to the merger with Brite, the Company's sales outside the United States, as a percentage of the Company's total sales, increased from 25% to 43% from the first quarter of fiscal 2000 to the first quarter of fiscal 2001.

     - The quantity and size of large sales (sales valued at approximately $4 million or more) during any fiscal quarter, which can cause wide variations in the Company's sales and earnings on a quarterly basis.

     - Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed performance by the Company. Since the Company's projects frequently require a significant degree of customization, it is difficult for the Company to predict when it will complete such projects. Accordingly, the Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

     - The Company's ability to properly estimate costs under fixed price contracts in developing application software and otherwise tailoring its systems to customer-specific requests.

     - The Company's ability to hire and retain, within the Company's compensation parameters, qualified sales, administrative and technical talent and outside contractors in highly competitive markets for the services of such personnel.

     - Mergers and acquisitions between companies in the telecommunications and financial industries which could result in fewer companies purchasing the Company's products for telecommunications and financial applications, and/or delay such purchases by companies that are in the process of reviewing their strategic alternatives in light of a merger or acquisition.

     - Extreme price and volume trading volatility in the U.S. stock market, which has had a substantial effect on the market prices of securities of many high technology companies, frequently for reasons other than the operating performance of such companies. These broad market fluctuations could adversely affect the market price of the Company's common stock.

     - The ability of the Company to successfully integrate the products, customers, employees and other business components of the former InterVoice and the former Brite in an efficient fashion.

     - The ability of the Company to retain certain customers of the former Brite in light of the Company's decision to phase out certain Brite products and its ability to persuade such customers to purchase similar products offered by the Company.

     - The Company's business transactions in foreign currencies are subject to adverse movements in foreign currency exchange rates.

RESULTS OF OPERATIONS

     The following table presents certain items as a percentage of sales for the Company's last three fiscal years.

                                                               YEAR ENDED FEBRUARY 28/29
                                                              ---------------------------
                                                              2001*     2000**      1999
                                                              ------    -------    ------
Sales.......................................................  100.0%     100.0%    100.0%
Cost of Goods Sold..........................................   50.9       47.3      39.6
Gross Margin................................................   49.1       52.7      60.4
Research and Development Expenses...........................   12.6       21.3       9.7
Selling, General and Administrative Expenses................   31.4       27.6      29.4
Amortization of Goodwill and Acquired Intangible Assets.....    5.0        3.7        --
Operating Income............................................    0.1        0.1      21.3
Other Income (Expense), Net.................................    5.2       (2.3)     (0.3)
Income (Loss) before Income Taxes and the Cumulative Effect
  of a Change in Accounting Principle.......................    5.3       (2.2)     21.0
Income Taxes................................................    1.9        3.0       6.3
Income (Loss) Before the Cumulative Effect of a Change in
  Accounting Principle......................................    3.4       (5.2)     14.7

---------------
 * See discussion of fiscal 2001 in Item 6, "Selected Financial Data". Without special charges totaling $5.4 million, net of taxes, and the gain on sale of investments of $13.8 million, net of taxes, cost of goods sold, gross margin, selling, general and administrative expenses, operating income and income before the cumulative effect of a change in accounting principle, as a percentage of sales, would have been 49.2%, 50.8%, 30.1%, 3.1% and 0.4%, respectively.

** See discussion of fiscal 2000 in Item 6, "Selected Financial Data". Had they not been impacted by merger related charges totaling $41.6 million, net of tax, cost of goods sold, gross margin, research and development expenses, selling, general and administrative expenses, operating income and income before the cumulative effect of a change in accounting principle as a percentage of sales would have been 44.1%, 55.9%, 10.8%, 25.6% 15.9% and 8.8%, respectively.

SALES

     The Company sells call automation systems and services to both new and existing customers in two major market categories: (i) IVR systems and (ii) enhanced telecommunications services systems. Due to customer demand, many of the Company's transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically resulted in sales fluctuations from quarter to quarter. In the past, the impact of these fluctuations has been mitigated to some extent by the geographic and vertical market diversification of the Company's existing and prospective customers. However, the Company has become more prone to quarterly sales fluctuations due to its sales to the enhanced telecommunications services systems market, which are generally large in dollar amount and unevenly distributed throughout the fiscal year.

     Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." For systems that do not require customization to be performed by the Company, revenue is now recognized when there is persuasive evidence that an arrangement exists, when the related hardware and software are delivered and any installation or other post-delivery obligation has been fulfilled, when the fee is fixed or determinable and when collection is probable. In prior years, although the Company's contracts often included installation and customer acceptance provisions, revenue generally was recognized at the time of shipment based on the Company's belief that no significant uncertainties about customer acceptance existed.

     For systems that require significant customization and where the completed contract method of accounting is applicable, the Company now recognizes revenue upon customer acceptance. Prior to the implementation of SAB 101, the Company recognized revenue on these systems upon completion of installation and testing but prior to customer acceptance. For more complex, customized systems (generally ones with a sales price of $500,000 or more), the Company continues to use a percentage of completion methodology based on labor inputs. The Company also continues to recognize revenues from services when the services are performed or ratably over the related contract period.

     The cumulative effect of the change in accounting for revenue recognition associated with the Company's adoption of SAB 101 has been reflected as a charge to fiscal 2001 operations and is discussed below in "Income (Loss) from Operations and Net Income (Loss)." As a result of the change, the Company recognized as part of fiscal 2001 sales $22.4 million of revenue whose contribution to income is included in the cumulative effect adjustment and did not recognize $2.8 million of 2001 sales whose contribution to income would have been recognized had the change in accounting policy not been adopted. See the table of pro forma sales activity below.

     As described under "In-Process Research and Development" below, the Company's merger with Brite in fiscal 2000 was accounted for using the purchase method of accounting. Accordingly, results of Brite's operations have been consolidated with those of InterVoice effective with the Company's second fiscal quarter of fiscal 2000 with no retroactive adjustments. See the table of pro forma sales activity below.

     To enhance comparability of the Company's sales for fiscal 2001, 2000 and 1999, the sales information below is presented on both an "as reported" and an "as adjusted" basis. The "as adjusted" amounts reflect pro forma sales as though the merger with Brite and the adoption of SAB 101 had occurred as of the end of fiscal 1998.

                                              AS ADJUSTED                   AS REPORTED
                                       --------------------------    --------------------------
                                        2001     2000*     1999*      2001      2000      1999
                                       ------    ------    ------    ------    ------    ------
IVR Systems..........................  $ 95.8    $117.5    $117.4    $ 95.8    $109.0    $ 97.4
Enhanced Telecommunications Services
  Systems............................    86.9     114.6      87.4      86.9     104.7      26.2
Services**...........................    92.0      86.1      52.2      92.0      72.5      13.3
                                       ------    ------    ------    ------    ------    ------
     Total...........................  $274.7    $318.2    $257.0    $274.7    $286.2    $136.9
                                       ======    ======    ======    ======    ======    ======

---------------
 * InterVoice-Brite's fiscal year ends the last day of February. Brite's fiscal year ended December 31. No adjustment has been made to account for the two companies' different fiscal year ends.

** As adjusted amounts do not include sales by Brite's TSL division, which was sold December 1998.

     Worldwide sales on an "as reported" basis declined 4% in fiscal 2001 and increased 109% and 34% in fiscal 2000 and 1999, respectively. The decrease in sales during fiscal 2001 was primarily the result of a 12% and a 17% decline in IVR systems and enhanced telecommunications services systems sales, respectively, partially offset by a 27% increase in services sales. The decline in sales during fiscal 2001 included the impact of approximately $13 million resulting from a stronger U.S. dollar, on average, as compared to fiscal 2000. The Company's merger with Brite was the primary reason for the Company's sales increase during fiscal 2000.

     The following discussion compares sales performance on an "as adjusted" basis:

          IVR system sales decreased 18% in fiscal 2001. The decline in such sales was attributable to (1) a sluggishness in demand from the former Brite customer base, as those companies evaluated the Company's product roadmap resulting from the merger with Brite, (2) a sluggish demand from the Company's existing and prospective customers as they evaluated their post-Y2K capital expenditures, (3) some possible softness, at least in the near-term, in the market for telecommunications equipment, computers, software and other technology products, and (4) a lengthening of the overall sales cycle resulting from a transition in customer demand from relatively simple, touchtone based applications to complex applications employing speech recognition. IVR system sales were level from 1999 to 2000 and increased 22% in fiscal 1999 as a result of the Company's continued investment in product development, expansion of its distribution channels and its marketing and advertising programs, and the hiring and training of new and existing sales, service and support personnel. International IVR system sales constituted 20%, 18% and 17% of the Company's total IVR system sales in fiscal 2001, 2000 and 1999, respectively.

          Enhanced telecommunications services systems sales decreased 24% in fiscal 2001. While third-party surveys indicate good long-term prospects for growth in the markets addressed by the Company's enhanced telecommunications services systems, the Company believes contributing factors to the sales decline during fiscal 2001 include its sales force attrition and some possible softness, at least for the short-term, in the market for telecommunications equipment and other technology products. Such sales increased 31% and 46% in fiscal 2000 and 1999. The increases were attributable to the Company's investments in product development, expansion of its distribution channels and its marketing and advertising programs, and hiring and training of new and existing sales, service and support personnel. International enhanced telecommunication services system sales constituted 81%, 68% and 59%, of the Company's total enhanced telecommunications services systems sales in fiscal 2001, 2000 and 1999, respectively.

          Services sales increased 7%, 65% and 23% in fiscal 2001, 2000 and 1999, respectively. The increases were attributable to the Company's ASP sales which increased as a result of increased call volumes by customers offering prepaid cellular calling services in Europe and North America. International services sales constituted 47%, 41% and 34% of the Company's total services sales in fiscal 2001, 2000 and 1999, respectively.

          Prices for the Company's products have remained stable, as measured by price per line shipped, during fiscal 2001, 2000 and 1999, although the features and functions per line shipped have become more robust.

          British Telecom, together with its affiliate BT Cellnet, accounted for 19% and 16% of the Company's total revenues during fiscal 2001 and fiscal 2000, respectively. See "Item 1. Business" for a discussion of the business relationship between the Company and British Telecom and BT Cellnet. No other customer accounted for 10% or more of the Company's sales during fiscal 2001, 2000, or 1999.

SPECIAL CHARGES

     During the fourth quarter of fiscal 2001, the Company changed its organizational structure and eliminated certain product offerings in order to reduce cost and improve its focus on its core competencies and products. As a result of these actions, the Company incurred special charges of $8.2 million, including $3.6 million for severance and related costs, $3.1 million for the write off of assets associated with discontinued product lines and $1.5 million for estimated customer accommodations related to the discontinued product lines. The workforce adjustments and product eliminations are expected to reduce the Company's quarterly expenses by $4 million from third quarter fiscal 2001 levels when fully realized. Such expense reductions could be offset, in part, by spending increases to pursue new opportunities being created in the Company's markets by the convergence of voice, wireless data and Internet technologies.

     The severance and related costs were associated with a workforce adjustment that affected approximately 130 employees and included the resignation of the Company's President and Chief Operating Officer. Of the total costs incurred, $1.3 million, $0.4 million and $1.9 million were charged to cost of goods sold, research and development expenses and selling, general and administrative expenses, respectively. As of February 28, 2001, $1.8 million of the total severance and related costs remained unpaid.

     The $3.1 million charge to write off assets is primarily attributable to the Company's decision to discontinue its AgentConnect product line and includes a $2.9 million charge for the impairment of unamortized purchased software associated with this product. The charge is reflected in cost of goods sold. The $1.5 million charge for estimated customer accommodations is comprised primarily of bad debts and customer settlements associated with the Company's decision to discontinue the AgentConnect product line. This charge is reflected in selling, general and administrative expenses.

     Fiscal 2000 income from operations and net loss were impacted by second quarter special charges of $15.0 million including: $9.1 million reported in cost of goods sold relating to a comprehensive cross-license agreement with an affiliate of Lucent Technologies, Inc. and provisions for inventories and certain intangible assets made obsolete by the Company's merger with Brite; and $5.9 million reported in selling, general and administrative expenses primarily relating to severance charges for InterVoice employees made redundant as a result of the merger with Brite and charges relating to bad debts arising from the impairment of certain foreign accounts receivable and from the cancellation of certain customer trade-in obligations. Substantially all of the severance amounts were paid by February 29, 2000. The Company also charged $30.1 million to research and development relating to purchased in-process research and development as part of the Brite acquisition (See "In-Process Research and Development").

COST OF GOODS SOLD

     Cost of goods sold was 50.9%, 47.3% and 39.6% of total sales in fiscal 2001, 2000 and 1999, respectively. During fiscal 2001 and fiscal 2000, the Company incurred special charges totaling $4.5 million and $9.1 million, respectively, as described in the preceding "Special Charges" section. Without these special and non-recurring charges during fiscal 2001 and 2000, cost of goods sold, as a percentage of total sales, would have been 49.2% and 44.1%, respectively. The increase in cost of goods sold, as a percentage of sales, during fiscal 2001 is attributable to the Company's continued investment in application engineering and customer service resources to support opportunities in all its markets. The increase in cost of goods sold, as a percentage of total sales, during fiscal 2000 is attributable to the Company's merger with Brite which, historically, has had a higher third party hardware content and thus more cost in its systems. The Company has taken certain actions to reduce a portion of its cost of goods sold during fiscal 2002. These actions are discussed above in "Special Charges".

RESEARCH AND DEVELOPMENT

     Research and development expenses during fiscal 2001 were approximately $34.6 million, or 12.6% of the Company's total sales. Such expenses in fiscal 2000 were approximately $61 million and included a $30.1 million charge for in-process research and development (see "In-Process Research and Development" below), incurred in connection with the Brite merger. Net of this charge, research and development expenses were approximately $30.9 million, or 10.8% of the Company's total sales, during fiscal 2000. Such expenses were $13.3 million, or 9.7% of the Company's total sales, during fiscal 1999. The large increase in fiscal 2000 in such expenses is the result of the Company's merger with Brite. Recurring research and development expenses during fiscal 2001, 2000 and 1999 included the design of new products and the enhancement of existing products. The Company expects to maintain its strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.

IN-PROCESS RESEARCH AND DEVELOPMENT

     During fiscal 2000, the Company acquired all of the outstanding stock of Brite in a two-step transaction involving aggregate consideration of approximately $165.1 million including $122.7 million of cash and 2,985,792 shares of the Company's common stock valued at $42.4 million. Brite provided voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions. The Company's consolidated statements of operations reflect the results of operations of Brite beginning June 1, 1999.

     The merger has been accounted for as a purchase business combination. The aggregate purchase price for Brite was approximately $173.1 million, which included $3.2 million of direct costs and $4.8 million of assumed liabilities, primarily accrued severance costs for Brite employees and lease termination/cancellation costs associated with the elimination of excess facilities. As of February 28, 2001, assumed liabilities of $1.0 million remained outstanding. Such costs, comprised primarily of lease termination accruals, are anticipated to be paid out over the remaining lease terms.

     The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values which were determined by an independent valuation and by the Company's management based on information furnished by management of Brite. The allocation of the purchase price was as follows (in millions):

Working capital.............................................  $ 46.4
Property and equipment......................................    17.8
Other assets................................................     5.2
Other liabilities...........................................    (1.4)
Identified intangible assets................................    74.5
Purchased in-process R&D (expensed).........................    30.1
Deferred tax liability on identified intangibles............   (28.8)
Goodwill....................................................    29.3
                                                              ------
                                                              $173.1
                                                              ======

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

     The valuation of existing product technology and in-process R&D was performed using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing products and in-process R&D projects and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the valuation of in-process R&D included the stages of completion of R&D projects, projected operating cash flows, and the discount rate. At the time of the merger, Brite management estimated the remaining cost to complete the in-process R&D projects to be approximately $1.6 million with a remaining time requirement of approximately 8-12 months. Projected operating cash flows were expected to begin in fiscal 2000. The discount rate selected for Brite's in-process technologies was 27.5%. As of February 28, 2001, the projects had been completed.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses totaled $86.2 million during fiscal 2001 and included special charges totaling $3.4 million (see "Special Charges"). SG&A expenses were $79.1 million during fiscal 2000 and included non-recurring charges totaling $5.9 million. SG&A expenses, net of special and non-recurring charges, were approximately $82.8 million, $73.2 million and $40.3 million in fiscal 2001, 2000 and 1999, respectively, or 30.1%, 25.6% and 29.4% of the Company's total sales, respectively. The increase in these expenses during fiscal 2001 was the result of the Company's decision to continue to hire and train new and existing sales and sales support personnel, and to expand its marketing and advertising programs worldwide. The increase in such expenses during fiscal 2000 was attributable to the Company's merger with Brite.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS

     Amortization of goodwill and acquired intangible assets was approximately $13.8 million and $10.4 million during fiscal 2001 and 2000. Goodwill and intangible assets acquired in the merger with Brite totaled approximately $103.8 million with useful lives ranging from 5 to 10 years. The Company incurred four quarters of amortization expense in fiscal 2001 compared to three quarters in fiscal 2000. The Company incurred no such expenses during fiscal 1999.

OTHER INCOME

     During the fourth quarter of fiscal 2001, the Company realized a gain of $21.4 million from the sale of SpeechWorks International, Inc. common stock acquired through the exercise of a warrant received in connection with a 1996 supply agreement between the Company and SpeechWorks. In prior periods, the warrant had been assigned no value in the Company's balance sheets because the warrant and the shares underlying the warrant were unregistered securities, and significant uncertainties existed regarding the Company's ability to monetize the warrant and the timing of any such monetization. Other income during fiscal 2000 and 1999 was primarily interest income on cash and cash equivalents.

INTEREST EXPENSE

     Interest expense of approximately $8.2 million and $8.0 million was incurred during fiscal 2001 and 2000. Substantially all of this expense relates to the Company's long term borrowings obtained in connection with the merger with Brite (See "Liquidity and Capital Resources" for a description of the Company's long term borrowings). Interest expense was approximately $0.8 million during fiscal 1999.

INCOME TAXES

     The Company's income tax expense for fiscal 2000 differs significantly from the federal statutory rate primarily due to non-deductible charges during the period relating to in-process R&D and amortization of goodwill resulting from the merger with Brite.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS)

     The Company generated operating income of $0.4 million, income before the cumulative effect of a change in accounting principle of $9.5 million and a net loss of $2.3 million during fiscal 2001. The Company generated operating income of $0.3 million and a net loss of $14.8 million during fiscal 2000.

     During fiscal 2001, the Company incurred the previously mentioned special charges reported in cost of goods sold, research and development expenses and selling, general and administrative expenses totaling $8.2 million and a non-recurring gain of $21.4 million associated with the Company's sale of SpeechWorks International, Inc. common stock reported in other income. In fiscal 2000, the Company incurred previously mentioned non-recurring charges reported in cost of goods sold and selling, general and administrative expenses totaling $15.0 million and a non-recurring charge of $30.1 million for in process research and development relating to its merger with Brite.

     Excluding the special and non-recurring charges and gain discussed above, the Company would have generated operating income of approximately $8.6 million and $45.4 million and income before the cumulative effect of a change in accounting principle of approximately $1.0 million and $25.1 million in fiscal 2001 and fiscal 2000, respectively. Operating income and income before the cumulative effect of a change in accounting principle during fiscal 1999 were $29.1 million and $20.2 million, respectively.

     The decrease in fiscal 2001 operating income and income before the cumulative effect of a change in accounting principle, versus the previous year, is primarily attributable to the Company's decision to continue investment in marketing, application engineering, and research and development resources without a corresponding increase in the Company's sales. These investments were made to continue to pursue opportunities in the IVR and enhanced telecommunications services systems markets. The increase in fiscal

2000 income from operations and income before the cumulative effect of a change in accounting principle, versus the previous year, is primarily attributable to the Company's merger with Brite.

     The cumulative effect of a change in accounting principle on prior years associated with the Company's adoption of SAB 101 resulted in a charge to income of $11.9 million (after reduction for income taxes of $6.4 million) in fiscal 2001. Assuming the accounting change had been applied retroactively by the Company to prior periods, proforma net loss for fiscal 2000 and proforma net income for 1999 would have been ($17.3) million and $12.6 million, respectively. Net loss per common share would have been ($0.57) in 2000, and net income per diluted share would have been $0.42 in 1999. Had the Company not adopted SAB 101, revenues for fiscal 2001 would have been $255.5 million and net loss per common share would have been ($0.02).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $15.9 million in cash and cash equivalents at February 28, 2001, while borrowings under all of the Company's credit facilities were $49.6 million. Borrowings under the credit facilities were paid down to $47.6 million on March 12, 2001. The Company experienced a decrease in its cash reserves of approximately $7.4 million during fiscal 2001. Net loss, net of a $21.4 million gain on the sale of SpeechWorks International, Inc. common stock, plus depreciation and amortization and other non-cash expense items totaled $13.7 million while a decrease in operating net assets totaled $8.9 million to yield $22.6 million of net cash provided by operating activities during fiscal 2001. Cash provided by investment activities totaled approximately $17.6 million during fiscal 2001 and included the previously mentioned $21.4 million proceeds from a sale of SpeechWorks International, Inc. common stock, $2.8 million received in connection with the extinguishment of a warrant, acquired in the Company's merger with Brite, to purchase shares of the common stock of EPS Solutions Corporation and $6.6 million for purchases of computing hardware and software. Financing activities during fiscal 2001 included an increase in borrowings of $7.5 million under the Company's revolving credit facility for working capital. Other financing activities included the receipt of $3.1 million as proceeds from the exercise of employee stock options and the pay down of $57.9 million on the Company's term loan borrowings.

     Days sales outstanding (DSO's) of accounts receivable continues to be a focus for the Company. At February 28, 2001, DSO's were 104 days, compared to 99 days at February 29, 2000. With the merger with Brite in fiscal 2000, the Company now generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers outside the United States are accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer its most credit worthy customers such payment terms. In fiscal 2001 and fiscal 2000, customer extended payment terms had no material adverse impact on the Company's days sales outstanding (DSO's) of accounts receivable. However, there is no assurance such extended payment terms will not adversely impact DSO's in fiscal 2002 and beyond.

     The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has access to $17.5 million available under its revolving credit facility. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. However, the term loan and revolving credit agreement discussed below includes normal and customary provisions which limit the Company's ability to make such acquisitions.

     In connection with the merger with Brite, the Company entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan and a $25 million revolving credit agreement. The term loan agreement is subject to scheduled repayments, as defined, during 2000-2003. The revolving credit agreement will expire upon the earlier of the termination of the term loan, or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At May 16, 2001, the Company had borrowed $47.6 million under the agreement, at an average annual interest rate of 8.69%. Interest under the credit facility accrues at variable rates indexed to the prime rate, the federal funds rate or an adjusted London Interbank Offering Rate.

     During fiscal 2001 and 2000, the Company entered into interest rate swap arrangements to change the characteristics of interest payments on its long-term borrowings from LIBOR-based variable-rate payments to fixed-rate payments. The total notional amount covered by the arrangements ranged from $125 million during 2000 and a portion of 2001 to $50 million as of February 28, 2001. As of February 28, 2001, the variable-rates of 8.57% and 9.25% under the long-term borrowings had been swapped for an effective rate of 8.19%. The effect of interest rate swaps on the Company's interest expense during fiscal 2001 and 2000 was immaterial. The swap arrangements expire in June 2002.

  Impact of Inflation

     The Company does not expect any significant short-term impact of inflation on its financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long term fixed price sales contracts. The absence of such contracts should reduce the Company's exposure to inflationary effects.

     The Company's debt facilities financing is considered to be a material long term debt obligation, which may expose the Company to inflationary effects associated with such variable rate loans; however, the Company has entered into interest rate swap agreements to hedge such exposure.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------
FISCAL 2001*                                    31-MAY-00     31-AUG-00    30-NOV-00    28-FEB-01**
------------                                    ----------    ---------    ---------    -----------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales.........................................    $ 71.5        $72.4        $68.6         $62.2
Gross Profit..................................      36.6         36.1         36.2          26.1
Income (Loss) from Operations.................       2.2          2.5          3.5          (7.8)
Income (Loss) Before the Cumulative Effect of
  a Change in Accounting Principle............       0.2          0.5          1.1           7.7
Net Income (Loss).............................     (11.7)         0.5          1.1           7.7
Income (Loss) Per Diluted Share Before
  Cumulative Effect of a Change in Accounting
  Principle...................................      0.01         0.02         0.03          0.23
Net Income (Loss) per Diluted Share...........     (0.33)        0.02         0.03          0.23

                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------
FISCAL 2000                                     31-MAY-99    31-AUG-99***    30-NOV-99    29-FEB-00
-----------                                     ---------    ------------    ---------    ---------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales.........................................    $40.0         $ 79.9         $82.0        $84.3
Gross Profit..................................     24.7           32.0          47.3         46.8
Income (Loss) from Operations.................      9.5          (36.6)         13.5         13.9
Net Income (Loss).............................      6.3          (36.1)          7.1          7.9
Net Income (Loss) per Diluted Share...........     0.21          (1.24)         0.21         0.23

---------------
  * Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." (See "Sales"). The cumulative effect of the change on prior years resulted in a charge to income of $11.9 million, after reduction for income taxes of $6.4 million. The reduction for income taxes of $7.0 million previously included in the cumulative effect adjustment reported by the Company on Form 10-Q for the three months ended May 31, 2000 has been restated. For the year ended February 28, 2001, the Company recognized $22.4 million in revenue whose contribution to income was included in the SAB 101 cumulative effect adjustment as of March 1, 2000. The revenue was included in the following quarters during 2001: first quarter, $15.8 million; second quarter, $1.2 million; third quarter, $5.0 million; and fourth quarter, $0.4 million.

 ** The Company incurred special charges of $8.2 million related to changes in organizational structure and the elimination of certain product offerings and benefited from a non-recurring gain of $21.4 million on the sale of SpeechWorks International, Inc., common stock. (See "Special Charges" and "Other Income").

*** The Company acquired all of the outstanding stock of Brite during the second quarter of fiscal 2000. Beginning June 1, 1999 the Company's financial results include the operations of Brite. (See "Special Charges" and "In Process Research and Development").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risks

     The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's current term loan and revolving credit agreement provides for borrowings which bear interest at variable rates based on either a prime rate, the federal funds rate or the London Interbank Offering Rate, plus an applicable margin. As of February 28, 2001, the Company had $49.6 million outstanding, under the credit agreement. Maturities under long-term borrowings are scheduled as follows for fiscal years subsequent to February 28, 2001: $18.5 million, $21.2 million and $9.9 million in fiscal years 2002, 2003 and 2004, respectively.

     The credit agreement matures on August 31, 2003, and the term loan facility is subject to quarterly principal amortization. The fair value of the borrowings approximates the carrying value at February 28, 2001. Due to the magnitude of this credit facility, the Company believes that the effects of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material. To mitigate the effect of interest rate changes, the Company entered into interest rate swap arrangements with a total notional amount of $50 million to change the characteristics of interest payments on its long-term borrowings from LIBOR-based variable-rate payments to fixed-rate payments. As of February 28, 2001, the variable-rates of 8.27% and 9.25% under the term loan and revolving credit facilities had been swapped for an effective rate of 8.19%. The effect of interest rate swaps on the Company's interest expense during fiscal 2001 was immaterial. The interest rate swaps expire in June 2002.

  Foreign Currency Risks

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors Report of Ernst & Young LLP and the Consolidated Financial Statements of the Company as of February 28, 2001 and for each of the three years in the period ended February 28, 2001 follow:

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
InterVoice-Brite, Inc.

     We have audited the accompanying consolidated balance sheets of InterVoice-Brite, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterVoice-Brite, Inc. and subsidiaries at February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note D to the financial statements, in 2001 the Company changed its method of accounting for certain revenues.

                                          Ernst & Young LLP

April 3, 2001
Dallas, Texas

                             INTERVOICE-BRITE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE DATA)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 15,901        $ 23,263
  Trade accounts receivable, net of allowance for doubtful
    accounts of $3,642 in 2001 and $4,161 in 2000...........      72,148          93,157
  Income tax receivable.....................................       3,323           3,903
  Inventory.................................................      40,184          27,211
  Prepaid expenses and other current assets.................       5,238           8,997
  Deferred income taxes.....................................       3,968           4,029
                                                                --------        --------
                                                                 140,762         160,560
PROPERTY AND EQUIPMENT
  Land and buildings........................................      20,228          19,522
  Computer equipment and software...........................      46,316          46,228
  Furniture, fixtures and other.............................       4,528           4,566
  Service equipment.........................................       6,905           5,956
                                                                --------        --------
                                                                  77,977          76,272
  Less allowance for depreciation...........................      42,037          35,257
                                                                --------        --------
                                                                  35,940          41,015
OTHER ASSETS
  Intangible assets, net of accumulated amortization of
    $26,702 in 2001 and $14,400 in 2000.....................      79,760          98,568
  Other assets..............................................         299           2,880
                                                                --------        --------
                                                                $256,761        $303,023
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $ 22,952        $ 27,240
  Accrued expenses..........................................      16,863          14,596
  Customer deposits.........................................       7,730           8,010
  Deferred income...........................................      19,705          14,450
  Current portion of long term borrowings...................      18,537          25,000
  Income taxes payable......................................       5,117              --
                                                                --------        --------
                                                                  90,904          89,296
Long Term Liabilities.......................................          --             958
Deferred Income Taxes.......................................      20,127          25,738
Long Term Borrowings........................................      31,100          75,000
STOCKHOLDERS' EQUITY
  Preferred Stock, $100 par value -- 2,000,000 shares
    authorized: none issued Common Stock, no par value, at
    nominal assigned value -- 62,000,000 shares authorized:
    33,099,647 issued and outstanding in 2001, 32,587,524
    issued and outstanding in 2000..........................          17              16
  Additional capital........................................      55,671          49,984
  Unearned compensation.....................................      (1,311)         (3,701)
  Retained earnings.........................................      64,308          66,642
  Accumulated other comprehensive loss......................      (4,055)           (910)
                                                                --------        --------
                                                                 114,630         112,031
                                                                --------        --------
                                                                $256,761        $303,023
                                                                ========        ========

                See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FISCAL YEAR ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                              2001            2000            1999
                                                          ------------    ------------    ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES
  Systems...............................................    $182,784        $213,683        $123,590
  Services..............................................      91,963          72,543          13,314
                                                            --------        --------        --------
                                                            $274,747        $286,226        $136,904
                                                            --------        --------        --------
COST OF GOODS SOLD
  Systems...............................................      95,800         104,918          47,767
  Services..............................................      43,924          30,493           6,424
                                                            --------        --------        --------
                                                             139,724         135,411          54,191
                                                            --------        --------        --------
GROSS MARGIN
  Systems...............................................      86,984         108,765          75,823
  Services..............................................      48,039          42,050           6,890
                                                            --------        --------        --------
                                                             135,023         150,815          82,713
                                                            --------        --------        --------
Research and development expenses.......................      34,594          61,004          13,285
Selling, general and administrative expenses............      86,193          79,118          40,280
Amortization of goodwill and acquired intangible
  assets................................................      13,844          10,422              --
                                                            --------        --------        --------
INCOME FROM OPERATIONS..................................         392             271          29,148
Other income............................................      22,435           1,438             400
Interest expense........................................      (8,187)         (8,023)           (752)
                                                            --------        --------        --------
Income (loss) before income taxes and the cumulative
  effect of a change in accounting principle............      14,640          (6,314)         28,796
Income taxes............................................       5,124           8,532           8,603
                                                            --------        --------        --------
INCOME (LOSS) BEFORE THE CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE...............................    $  9,516        $(14,846)       $ 20,193
Cumulative effect on prior years of adopting SEC Staff
  Accounting Bulletin No. 101, net of tax effect of
  $6,443................................................     (11,850)             --              --
                                                            --------        --------        --------
NET INCOME (LOSS).......................................    $ (2,334)       $(14,846)       $ 20,193
                                                            ========        ========        ========
Per Basic Share:
Income (loss) before the cumulative effect of a change
  in accounting principle...............................    $   0.29        $  (0.49)       $   0.72
Cumulative effect on prior years of adopting SEC Staff
  Accounting Bulletin No. 101...........................       (0.36)             --              --
                                                            --------        --------        --------
Net income (loss).......................................    $  (0.07)       $  (0.49)       $   0.72
                                                            ========        ========        ========
Per Diluted Share:
Income (loss) before the cumulative effect of a change
  in accounting principle...............................    $   0.28        $  (0.49)       $   0.68
Cumulative effect on prior years of adopting SEC Staff
  Accounting Bulletin No. 101...........................       (0.35)             --              --
                                                            --------        --------        --------
Net income (loss).......................................    $  (0.07)       $  (0.49)       $   0.68
                                                            ========        ========        ========

                See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 COMMON STOCK
                                             --------------------    ADDITIONAL      UNEARNED      TREASURY
                                               SHARES      AMOUNT     CAPITAL      COMPENSATION     STOCK
                                             ----------    ------    ----------    ------------    --------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at February 28, 1998...............  13,802,491      10        44,315             --       (50,203)
  Net and Comprehensive Income.............
  Issuance of stock to purchase software...      75,000      --         1,519             --            --
  Exercise of stock options................     783,680      --         7,444             --            --
  Tax benefit from exercise of stock
    options................................          --      --         2,612             --            --
  Issuance of restricted stock.............      46,914      --           693           (650)           --
  Purchase of treasury stock, Net..........    (294,000)     --            --             --        (5,870)
  Stock split in form of 100% dividend.....  14,313,931       4       (54,863)            --        56,073
                                             ----------      --       -------         ------       -------
Balance at February 28, 1999...............  28,728,016      14         1,720           (650)           --
  Net loss.................................
  Foreign Currency translation
    adjustment.............................
  Comprehensive Loss.......................
  Issuance of stock in connection with
    acquisition............................   2,985,792       2        42,361             --            --
  Exercise of stock options................     766,552      --         4,413             --            --
  Issuance of restricted stock.............     107,164      --         3,402         (3,402)           --
  Amortization of unearned compensation....          --      --            --            351            --
  Other....................................          --      --        (1,912)            --            --
                                             ----------      --       -------         ------       -------
Balance at February 29, 2000...............  32,587,524      16        49,984         (3,701)           --
  Net loss.................................          --      --            --             --            --
  Foreign Currency translation
    adjustment.............................                                                             --
  Comprehensive Loss.......................
  Exercise of stock options................     532,123       1         3,060             --            --
  Tax benefit from exercise of stock
    options................................          --      --         3,311             --            --
  Amortization of unearned compensation,
    net of forfeiture......................     (20,000)     --          (684)         2,390            --
                                             ----------      --       -------         ------       -------
Balance at February 28, 2001...............  33,099,647      17        55,671         (1,311)            0
                                             ==========      ==       =======         ======       =======


                                             RETAINED    ACCUMULATED OTHER
                                             EARNINGS    COMPREHENSIVE LOSS     TOTAL
                                             --------    ------------------    -------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at February 28, 1998...............   62,509               --           56,631
  Net and Comprehensive Income.............   20,193                            20,193
  Issuance of stock to purchase software...       --               --            1,519
  Exercise of stock options................       --               --            7,444
  Tax benefit from exercise of stock
    options................................       --               --            2,612
  Issuance of restricted stock.............       --               --               43
  Purchase of treasury stock, Net..........       --               --           (5,870)
  Stock split in form of 100% dividend.....   (1,214)              --               --
                                             -------           ------          -------
Balance at February 28, 1999...............   81,488               --           82,572
  Net loss.................................  (14,846)                          (14,846)
  Foreign Currency translation
    adjustment.............................                      (910)            (910)
                                                                               -------
  Comprehensive Loss.......................                                    (15,756)
                                                                               -------
  Issuance of stock in connection with
    acquisition............................       --               --           42,363
  Exercise of stock options................       --               --            4,413
  Issuance of restricted stock.............       --               --               --
  Amortization of unearned compensation....       --               --              351
  Other....................................       --               --           (1,912)
                                             -------           ------          -------
Balance at February 29, 2000...............   66,642             (910)         112,031
  Net loss.................................   (2,334)              --           (2,334)
  Foreign Currency translation
    adjustment.............................                    (3,145)          (3,145)
                                                                               -------
  Comprehensive Loss.......................                                     (5,479)
                                                                               -------
  Exercise of stock options................       --               --            3,061
  Tax benefit from exercise of stock
    options................................       --               --            3,311
  Amortization of unearned compensation,
    net of forfeiture......................       --               --            1,706
                                             -------           ------          -------
Balance at February 28, 2001...............   64,308           (4,055)         114,630
                                             =======           ======          =======

                See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FISCAL YEAR ENDED
                                                          --------------------------------------------
                                                          FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                              2001            2000            1999
                                                          ------------    ------------    ------------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).....................................    $ (2,334)      $ (14,846)       $ 20,193
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization......................      32,367          25,239          11,013
     Gain on sale of investment.........................     (21,391)             --              --
     In-process research and development charge.........          --          30,100              --
     Deferred income taxes (benefit)....................      (5,550)            627          (1,477)
     Provision for doubtful accounts....................       2,935           6,363           1,038
     Provision for slow moving inventories..............       4,752           1,881           1,800
     Disposal of Equipment..............................          17             551              --
     Write off of intangible assets.....................       2,863           2,798             169
  Changes in operating assets and liabilities:
     Accounts receivable................................      18,074          (8,261)        (17,153)
     Inventories........................................     (20,156)          2,249          (4,161)
     Prepaid expenses and other assets..................       2,313          (2,161)          3,131
     Accounts payable and accrued expenses..............      (2,021)        (10,608)          1,586
     Customer deposits..................................        (280)         (1,914)          1,470
     Deferred income....................................       5,255           5,210             125
     Other..............................................       5,794           1,277             319
                                                            --------       ---------        --------
Net Cash Provided By Operating Activities...............      22,638          38,505          18,053
INVESTING ACTIVITIES
  Purchase of property and equipment....................      (5,866)         (9,215)         (3,982)
  Proceeds from sale of investment......................      21,391              --              --
  Purchased software....................................        (704)           (885)         (3,640)
  Purchase of Brite Voice Systems, net of cash
     acquired...........................................          --        (116,513)             --
  Other.................................................       2,800              --              --
                                                            --------       ---------        --------
Net Cash Provided by (Used in) Investing Activities.....      17,621        (126,613)         (7,622)
FINANCING ACTIVITIES
  Paydown of debt.......................................     (57,863)        (40,000)         (4,000)
  Exercise of stock options.............................       3,061           4,413           7,445
  Purchase of treasury stock............................          --              --          (5,871)
  Borrowings............................................       7,500         135,000              --
                                                            --------       ---------        --------
Net Cash Provided by (Used in) Financing Activities.....     (47,302)         99,413          (2,426)
Effect of Exchange Rate on Cash.........................        (319)           (238)             --
                                                            --------       ---------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (7,362)         11,067           8,005
Cash and cash equivalents, beginning of period..........      23,263          12,196           4,191
                                                            --------       ---------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD................    $ 15,901       $  23,263        $ 12,196
                                                            ========       =========        ========

                See notes to consolidated financial statements.

                                INTERVOICE-BRITE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- DESCRIPTION OF BUSINESS

     InterVoice-Brite, Inc. (together with its subsidiaries, collectively referred to as the "Company") is a technology leader in speech-enabled interactive information systems and enhanced services systems for network service providers and a premier communications and e-business application service provider (ASP). The Company participates in two global markets: the interactive voice response (IVR) market in which the Company provides automated customer services and self help solutions to enterprises and institutions, and the enhanced telecommunications services market in which the Company provides value-added solutions to network service providers. The Company sells systems solutions in both markets and, as a complement to its system sales, can provide its products and services to its customers on an outsourcing basis through its ASP.

     The Company's early emphasis was on IVR systems providing automated customer service and self-help applications. IVR systems permit individuals to use the touchtone pad on their telephones and/or their personal computers connected to telephone networks or the Internet to access and/or provide information to computer data bases utilized by businesses. More recently, the Company has emphasized its voice recognition capabilities to allow its customers' patrons to interact with their systems using only their voices. Demand for this functionality is increasing as a result of the worldwide growth of wireless networks whose subscribers find value in "hand free" interactive applications.

     The Company also has focused on systems marketed to telecommunications service providers. Such systems are used to provide a variety of automated services to reduce costs, such as processing collect, debit and credit card calls, and to provide advanced revenue generating calling features, such as prepaid calling services, multi-media portals, voice mail, text messaging, Internet connectivity and voice dialing. Consistent with this focus, the Company merged with Brite Voice Systems, Inc. ("Brite") during fiscal 2000. As the majority of Brite's sales were to telecommunication service providers, the Company has become a leading supplier of, and generates approximately half of its revenues from the sale of, enhanced telecommunications systems and services.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

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

     Cash and Cash Equivalents: Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value. Interest income was $0.5 million, $1.5 million and $0.3 million in fiscal 2001, 2000 and 1999, respectively.

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

                                INTERVOICE-BRITE
and service equipment: 3 years. Depreciation expense totaled $14.0 million, $12.5 million and $9.3 million in fiscal 2001, 2000 and 1999, respectively. The large increase in depreciation expense in fiscal 2000 versus the prior fiscal year is primarily associated with the merger with Brite (See Note C).

     Intangible Assets: Intangible assets are being amortized by the straight-line method based on the Company's assessment of each asset's useful life. Useful lives range from five to twelve years. Amortization expense for these items totaled $15.2 million, $12.7 million and $1.8 million in fiscal 2001, 2000 and 1999, respectively. The increase in amortization expense in fiscal 2000 versus the prior fiscal year is associated with the merger with Brite (See Note C).

     The cost of internally developed software products and substantial enhancements to existing software products for sale are expensed until technological feasibility is established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Technological feasibility of a computer software product is established when the Company has completed all planning designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. No costs have been capitalized to date for internally developed software products and enhancements as the Company's current process for developing software is essentially completed concurrently with the establishment of technological feasibility. The Company capitalizes purchased software upon acquisition when such software is technologically feasible or if it has an alternative future use, such as use of the software in different products or resale of the purchased software.

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

     Other Assets: As partial consideration for its December 1, 1998 sale of its TSL division, Brite received a subordinated note with a face value of $5 million and a warrant to purchase 5,000 shares of the buyer. The note has a three-year maturity. As of February 29, 2000, the Company had recorded the note and warrant at an estimated fair value of $2.5 million based on business risks associated with the instruments. During 2001, the Company received approximately $2.8 million in exchange for the warrant and fully reserved all amounts outstanding under the subordinated note.

     Derivatives: The Company has used interest rate swap arrangements to change the characteristics of interest payments on its long-term borrowings from variable-rate payments to fixed-rate payments. Gains and losses from interest rate swaps are included on the accrual basis in interest expense. Gains and losses from terminated interest rate swaps, if any, are deferred and recognized consistent with the terms of the underlying transaction. Currently, the Company has no other derivative instruments.

     Accounting standard SFAS No. 133 is effective for the Company beginning March 1, 2001. It requires that all derivatives be marked-to-market on an ongoing basis. This applies to stand-alone derivative instruments, such as forward currency exchange contracts and interest rate swaps, and embedded derivatives. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the nature of the transaction. The Company expects to adopt the standard in the first quarter of 2002 on a cumulative basis. Based on analysis to date, the Company does not expect a material impact from this standard.

     Revenue Recognition: The Company recognizes revenue from the sale of hardware and software systems, from the delivery of maintenance and other customer services associated with installed systems and

                                INTERVOICE-BRITE
from the provision of its enhanced telecommunications services and IVR applications on an ASP (managed service) basis.

     Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (See Note D). Accordingly, for systems that do not require customization to be performed by the Company, revenue is now recognized when there is persuasive evidence that an arrangement exists, when the related hardware and software are delivered and any installation or other post-delivery obligation has been fulfilled, when the fee is fixed or determinable and when collection is probable.

     For systems that require significant customization and where the completed contract method of accounting is applicable, the Company now recognizes revenue upon customer acceptance. For more complex, customized systems (generally over a $500,000 sales price), the Company recognizes revenue using the percentage of completion contract accounting methodology based on labor inputs. Unbilled receivables accrued under this methodology amounted to $24.1 million and $23.6 million at February 28, 2001 and February 29, 2000, respectively. Unbilled receivables at February 28, 2001 are anticipated to be billed during the next twelve months. Billings under percentage of completion contracts are typically made upon the satisfaction of contractually defined milestones.

     The Company recognizes revenue from services when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.

     If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.

     Advertising Costs: Advertising costs are expensed as incurred. Advertising expense was $1.5 million in fiscal 2001, $1.8 million in fiscal 2000 and $1.4 million in fiscal 1999.

     Income Taxes: Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

NOTE C -- MERGER WITH BRITE

     During the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite in a two-step transaction involving aggregate consideration of approximately $165.1 million including $122.7 million of cash and 2,985,792 shares of common stock valued at $42.4 million. Brite provided voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions. The Company's consolidated statements of operations reflect the results of operations of Brite beginning June 1, 1999.

     The merger has been accounted for as a purchase business combination. The aggregate purchase price for Brite was $173.1 million, which included $3.2 million of direct costs and $4.8 million of assumed liabilities, primarily accrued severance costs for Brite employees and lease termination/cancellation costs, relating to the merger. As of February 28, 2001 and February 29, 2000, assumed liabilities of $1.0 million and $3.6 million, respectively, remained outstanding. Such costs, comprised primarily of lease termination accruals, are

                                INTERVOICE-BRITE
anticipated to be paid out over the remaining lease terms. The components of the aggregate purchase price were as follows (in millions):

Cash........................................................  $122.7
Issuance of common stock....................................    42.4
Other direct costs of merger and assumed liabilities........     8.0
                                                              ------
                                                              $173.1
                                                              ======

     The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as follows (in millions):

Working capital.............................................  $ 46.4
Property and equipment......................................    17.8
Other assets................................................     5.2
Other liabilities...........................................    (1.4)
Identified intangible assets................................    74.5
Purchased in-process R&D (expensed).........................    30.1
Deferred tax liability on identified intangibles............   (28.8)
Goodwill....................................................    29.3
                                                              ------
                                                              $173.1
                                                              ======

     See "Note F -- Intangible Assets" for more information on intangible assets and purchased in-process research and development.

     In connection with this transaction, the Company obtained senior secured credit facilities amounting to $150 million, comprised of a $125 million term loan facility and a $25 million revolving credit agreement. See "Note
H -- Long-Term Borrowings" for a description of the loan facilities.

     The following unaudited pro forma information presents the Company's results of operations for the fiscal years ended February 29, 2000 and February 28, 1999 as if the Brite merger had occurred at March 1, 1998. The pro forma information has been prepared by combining the results of operations of the Company and Brite, adjusted for additional amortization expense of identified intangibles and goodwill, interest expense on the credit facilities, and the resulting impact on the provision for income taxes. No adjustment has been made to account for the two companies' different fiscal year ends. This pro forma information does not purport to be indicative of what would have occurred had the Brite merger occurred as of the date assumed or of results of operations which may occur in the future. Fiscal 2001 data, as reported, reflect the results of the merged companies and, therefore, are not displayed below (in millions, except per share date):

                                                              FISCAL YEAR ENDED
                                                                FEBRUARY 29/28
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Sales.......................................................  $322.8     $272.6
Income before income taxes..................................  $ 24.2     $  4.3
Net income..................................................  $ 16.6     $  3.4
Net income per share -- diluted.............................  $ 0.49     $ 0.10

     Pro forma income before income taxes and net income for fiscal 2000 exclude the effects of a $30.1 million charge for in-process research and development acquired in the merger with Brite and approximately $15.0 million of special charges related to the merger consisting primarily of employee severance expenses and the write-off of certain inventory and intangible assets made redundant in the merger.

                                INTERVOICE-BRITE

NOTE D -- CHANGE IN ACCOUNTING PRINCIPLE FOR REVENUE RECOGNITION

     Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For systems that do not require customization to be performed by the Company, revenue is now recognized when there is persuasive evidence that an arrangement exists, when the related hardware and software are delivered and any installation or other post-delivery obligation has been fulfilled, when the fee is fixed or determinable and when collection is probable. In prior years, although the Company's contracts often included installation and customer acceptance provisions, revenue generally was recognized at the time of shipment based on the Company's belief that no significant uncertainties about customer acceptance existed.

     For systems that require significant customization and where the completed contract method of accounting is applicable, the Company now recognizes revenue upon customer acceptance. Prior to the implementation of SAB 101, the Company recognized revenue on these systems upon completion of installation and testing but prior to customer acceptance. For more complex, customized systems (generally ones with a sales price of $500,000 or more), the Company continues to use a percentage of completion methodology based on labor inputs. The Company also continues to recognize revenues from services when the services are performed or ratably over the related contract period.

     The cumulative effect of the change on prior years (which principally relates to changes relating to customer acceptance provisions) resulted in a charge to operations of $11.9 million (after reduction for income taxes of $6.4 million) which is included in results of operations for fiscal 2001. During fiscal 2001, the Company recognized $22.4 million in revenue whose contribution to income is included in the cumulative effect adjustment as of March 1, 2000. Assuming the accounting change had been applied retroactively by the Company to prior periods, unaudited proforma net loss for fiscal 2000 and proforma net income for 1999 would have been ($17.3) million and $12.6 million, respectively. Unaudited net loss per common share would have been ($0.57) in 2000, and net income per fully diluted share would have been $0.42 in 1999. Had the Company not adopted SAB 101, revenues for fiscal 2001 would have been $255.5 million and net loss per common share would have been ($0.02).

NOTE E -- INVENTORY

     Inventory at February 28/29 consists of the following (in millions):

                                                              2001     2000
                                                              -----    -----
Purchased parts.............................................  $33.1    $21.1
Work in progress............................................    6.0      5.2
Finished goods..............................................    1.1      0.9
                                                              -----    -----
                                                              $40.2    $27.2
                                                              =====    =====

     Amounts presented are net of inventory obsolescence reserves totaling $2.6 million and $1.4 million at February 28, 2001 and February 29, 2000, respectively.

                                INTERVOICE-BRITE

NOTE F -- INTANGIBLE ASSETS

     Intangible assets at February 28/29 include the following (in millions):

                                                          AMORTIZATION
                                                             LIVES        2001     2000
                                                          ------------    -----    -----
Goodwill................................................      10 years    $23.4    $27.2
Customer relations......................................      10 years     27.1     30.4
Developed technology....................................       5 years     16.8     22.0
Assembled workforce.....................................       5 years      6.0      7.8
Other intangibles.......................................    5-12 years      6.5     11.2
                                                          ------------    -----    -----
                                                                          $79.8    $98.6
                                                                          =====    =====

     Other intangibles include items such as tradename, patents, purchased software, and licenses for technologies such as text to speech and speech recognition. In connection with the Brite merger during the second quarter of 2000, the Company acquired $74.5 million of identified intangible assets, $30.1 million of in-process research and development, and $29.3 million of goodwill. The estimates of fair value used in the Brite purchase price allocation were determined by the Company's management based on information furnished by management of Brite and an independent valuation of the purchased in-process R&D and other identified intangibles, which included customer relationships, developed technology, assembled workforce, and tradename.

     Amounts allocated to in-process R&D were expensed at the time of acquisition as the Company determined that the in-process R&D had not reached technological feasibility based on the status of design and development activities that require further refinement and testing. Brite's in-process R&D related to technologies which support Brite's interactive voice response
(IVR)/computer telephony integration (CTI), intelligent network, messaging, voice dialing, and prepaid/postpaid product families. The valuation of existing product technology and in-process R&D was performed using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing products and in-process R&D projects and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the valuation of in-process R&D included the stages of completion of R&D projects, projected operating cash flows, and the discount rate. At the time of the merger, Brite management estimated the remaining cost to complete the in-process R&D projects to be approximately $1.6 million with a remaining time requirement of approximately 8-12 months. Projected operating cash flows were expected to begin in fiscal 2000. The discount rate selected for Brite's in-process technologies was 27.5%. As of February 28, 2001, the projects had been completed.

     On September 15, 1998, the Company purchased a computer telephony software suite from Dronen Consulting, Incorporated for $3.5 million in cash and 75,000 shares of the Company's stock valued at $1.5 million. The transaction was accounted for as an asset purchase. The full purchase price of $5.0 million was being amortized over the software suite's estimated useful life of five years. In fiscal 2001, the remaining book value of approximately $2.9 million was written off to cost of goods sold as a result of the Company's decision to discontinue its AgentConnect product.

     The Company purchased the Enhanced Services Platform (ESP) product line and certain other assets from Integrated Telephony Products, Inc. on February 26, 1998 in a transaction accounted for as a purchase. The purchase price of $5.2 million was comprised of $4.6 million in cash, Company common stock valued at $0.5 million and other direct acquisition costs totaling $0.1 million. Based on appraised value, a portion of the purchase price was allocated to two purchased research and development projects. The amount allocated to the purchased research and development projects was expensed at the time of acquisition as the Company

                                INTERVOICE-BRITE
determined that the purchased research and development projects had not reached technological feasibility. This allocation resulted in a $1.2 million charge, net of taxes, to the Company's operations in fiscal year 1998. The remaining purchase price was allocated, based on appraisals, to software ($3.1 million), net tangible assets ($0.3 million), and deferred tax assets ($0.6 million). During the second quarter of fiscal 2000, the remaining balances were written off to recognize the redundancy of the ESP product line as a result of the Company's merger with Brite.

NOTE G -- ACCRUED EXPENSES

     Accrued expenses consisted of the following at February 28/29 (in millions):

                                                              2001     2000
                                                              -----    -----
Accrued compensation........................................  $ 6.2    $ 7.8
Other.......................................................   10.7      6.8
                                                              -----    -----
                                                              $16.9    $14.6
                                                              =====    =====

NOTE H -- LONG-TERM BORROWINGS

     Long-term borrowing were as follows at February 28/29 (in millions):

                                                              2001      2000
                                                             ------    ------
Revolving Credit...........................................  $  7.5    $   --
Term Loan..................................................    42.1     100.0
Less: Current portion......................................   (18.5)    (25.0)
                                                             ------    ------
                                                             $ 31.1    $ 75.0
                                                             ======    ======

     Maturities under long-term borrowing are scheduled as follows for fiscal years subsequent to February 28, 2001: $18.5 million, $21.2 million and $9.9 million in fiscal years 2002, 2003 and 2004, respectively.

     During fiscal 2000, the Company entered into a $125 million term loan facility and a $25 million revolving credit facility to finance the merger with Brite. Initial borrowings under the facilities were $135 million. At February 28, 2001, the outstanding borrowings under the term loan and revolving credit facilities were $42.1 million and $7.5 million, respectively. The fair value of the Company's long-term borrowings approximated the carrying value at February 28, 2001. On March 12, 2001, the Company prepaid another $2.0 million of the principal balance of the term loan facility, reducing such balance to $40.1 million.

     The facilities mature on August 31, 2003, and the term loan facility is subject to quarterly principal amortization. In addition, the facilities are subject to certain mandatory prepayments and commitment reductions tied to the sale of assets, the issuance of debt, the issuance of equity and the generation of excess cash flow for a fiscal year. Certain of these prepayment and commitment reduction requirements are limited by the satisfaction of certain financial ratios.

     The amounts borrowed pursuant to the revolving credit facility and the term loan facility bear interest at variable rates equal to either the London Interbank Offer Rate ("LIBOR") plus applicable margins or the Alternate Base Rate (defined as the higher of (i) the prime rate or (ii) the federal funds rate plus 0.50%) plus applicable margins. The applicable margins are determined in accordance with schedules to the related credit agreements and are defined by reference to a ratio of the Company's funded debt to EBITDA (as defined in the credit agreements). The variable rate under the term loan facility was 8.57% at February 28, 2001. The variable rate under the revolving credit facility was 9.25% at February 28, 2001.

                                INTERVOICE-BRITE

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

     During fiscal 2001 and 2000, the Company entered into interest rate swap arrangements to change the characteristics of interest payments on its long-term borrowings from LIBOR-based variable-rate payments to fixed-rate payments. The total notional amount covered by the arrangements ranged from $125 million during 2000 and a portion of 2001 to $50 million as of February 28, 2001. As of February 28, 2001, the variable-rates of 8.57% and 9.25% under the long-term borrowings had been swapped for an effective rate of 8.19%. The effect of interest rate swaps on the Company's interest expense during fiscal 2001 and 2000 was immaterial. The swap arrangements expire in June 2002.

NOTE I -- INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows at February 28/29 (in millions):

                                                               2001      2000
                                                              ------    ------
DEFERRED TAX ASSETS:
  Inventory.................................................  $  1.9    $  1.8
  Accrued Expenses..........................................     1.1        .6
  Allowance for Doubtful Accounts...........................     1.1       1.6
  Depreciation and Amortization.............................     2.7       3.9
  Other.....................................................     1.5        .4
                                                              ------    ------
     Total Deferred Tax Assets..............................     8.3       8.3
DEFERRED TAX LIABILITIES:
  Capitalized Software......................................    (1.2)     (2.8)
  Acquisition-Related Identified Intangibles................   (22.6)    (27.0)
  Other.....................................................    (0.7)     (0.2)
                                                              ------    ------
     Total Deferred Tax Liabilities.........................   (24.5)    (30.0)
                                                              ------    ------
     Net deferred tax assets (liabilities)..................  $(16.2)   $(21.7)
                                                              ======    ======

     Income (loss) before income taxes and the cumulative effect of a change in accounting principle attributable to domestic and foreign operations was $(12.7) million and $27.3 million, respectively, in fiscal 2001 and $(21.1) million and $14.8 million, respectively, in fiscal 2000. Substantially all of the Company's pre-tax income was derived from domestic operations in fiscal 1999.

                                INTERVOICE-BRITE

     Details of the income tax provision attributable to income (loss) before income taxes and the cumulative effect of a change in accounting principle are as follows:

                                                              2001     2000     1999
                                                              -----    -----    -----
INCOME TAX PROVISION (BENEFIT):
  Current:
     Federal................................................  $(5.0)   $ 3.9    $ 9.2
     State..................................................     .6     (0.7)      .9
     Foreign................................................    8.6      4.7       --
                                                              -----    -----    -----
          Total current.....................................    4.2      7.9     10.1
  Deferred:
     Federal................................................     .9      0.5     (1.4)
     State..................................................     --      0.1     (0.1)
                                                              -----    -----    -----
          Total deferred....................................     .9      0.6     (1.5)
                                                              -----    -----    -----
                                                              $ 5.1    $ 8.5    $ 8.6
                                                              =====    =====    =====

     A reconciliation of the Company's income taxes (benefit) with the United States Federal statutory rate is as follows:

                                                              2001     2000     1999
                                                              -----    -----    -----
Federal Income Taxes (Benefit) at Statutory Rates...........  $ 5.1    $(2.2)   $10.1
Purchased In-Process R&D Charge.............................     --     10.5       --
Research and Development Tax Credit.........................   (1.0)    (0.8)    (0.7)
Goodwill Amortization.......................................    1.0      0.7       --
State Taxes, Net of Federal Effect..........................    0.7     (0.4)     0.6
Charitable Contributions not Previously Benefited...........     --       --     (0.6)
Effect of Non-US Rates......................................   (1.0)    (0.4)      --
Change in Valuation Allowance...............................     --       --     (0.3)
Other.......................................................    0.3      1.1     (0.5)
                                                              -----    -----    -----
                                                              $ 5.1    $ 8.5    $ 8.6
                                                              =====    =====    =====

     Income taxes (refunds), net, of $(6.9) million, $4.2 million and $0.5 million were paid (received) in fiscal 2001, 2000 and 1999, respectively.

NOTE J -- STOCKHOLDERS' EQUITY

  1990 Employee Stock Option Plan

     A stock option plan is in effect under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as stock options to key employees. Option prices per share are the fair market value per share of stock, based on the closing per share price on the date of grant. The Company has granted options at various dates with terms under which the options generally become exercisable at the rate of 20%, 25% or 33% per year. Options becoming exercisable at 33% per year expire six

                                INTERVOICE-BRITE
or ten years after the date of grant. Options becoming exercisable at 20% or 25% per year expire ten years after the date of grant.

                                                                            WEIGHTED AVERAGE
                                                                             EXERCISE PRICE
                                                                SHARES         PER SHARE
                                                              ----------    ----------------
Balance at February 28, 1998................................   3,426,888         $5.87
  Granted...................................................     881,200         $4.85
  Exercised.................................................  (1,320,956)        $4.95
  Forfeited.................................................    (150,314)        $4.94
                                                              ----------         -----
Balance at February 28, 1999................................   2,836,818         $6.03
  Granted...................................................          --         $  --
  Exercised.................................................    (541,202)        $5.08
  Forfeited.................................................     (87,851)        $4.84
                                                              ----------         -----
Balance at February 29, 2000................................   2,207,765         $6.31
  Granted...................................................     253,000         $7.41
  Exercised.................................................    (391,492)        $4.97
  Forfeited.................................................    (145,971)        $5.17
                                                              ----------         -----
Balance at February 28, 2001................................   1,923,302         $6.82
                                                              ==========         =====

     A total of 1,360,214 employee options were exercisable at an average price of $7.19 at February 28, 2001.

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

                                                                           WEIGHTED AVERAGE
                                                                            EXERCISE PRICE
                                                               SHARES         PER SHARE
                                                              ---------    ----------------
Balance at February 28, 1998................................         --         $   --
  Granted...................................................  1,029,500         $ 6.29
  Forfeited.................................................    (50,000)        $ 6.61
                                                              ---------         ------
Balance at February 28, 1999................................    979,500         $ 6.28
  Granted...................................................     40,000         $10.80
  Exercised.................................................   (113,742)        $ 6.18
  Forfeited.................................................    (60,834)        $ 9.02
                                                              ---------         ------
Balance at February 29, 2000................................    844,924         $ 6.24
  Granted...................................................         --         $   --
  Exercised.................................................    (60,418)        $ 4.98
  Forfeited.................................................    (67,501)        $ 6.53
                                                              ---------         ------
Balance at February 28, 2001................................    717,005         $ 6.47
                                                              =========         ======

     A total of 513,920 employee options were exercisable at an average price of $6.60 at February 28, 2001.

                                INTERVOICE-BRITE

  1999 Non-Qualified Plan

     During fiscal 2000, the Company adopted a stock option plan under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as non-qualified stock options to key employees and non-employee members of the Company's Board of Directors. Option prices per share are the fair market value per share of stock, based on the average of the high and low price per share on the date of grant. The Company has granted options to employees at various dates with terms under which the options become exercisable at a rate of 25% or 33% per year and are exercisable for a period of ten years after the date of grant. In addition, the Company has granted options to non-employee directors at various dates with terms under which the options become exercisable within the period specified in the optionee's agreement and are exercisable for a period of ten years from the date of grant.

                                                                           WEIGHTED AVERAGE
                                                                            EXERCISE PRICE
                                                               SHARES         PER SHARE
                                                              ---------    ----------------
Balance at February 28, 1999................................         --         $   --
  Granted...................................................  1,577,500         $14.88
  Forfeited.................................................    (74,500)        $14.88
                                                              ---------         ------
Balance at February 29, 2000................................  1,503,000         $14.88
  Granted...................................................  2,458,000         $ 7.92
  Exercised.................................................    (10,000)        $ 6.88
  Forfeited.................................................   (541,063)        $10.99
                                                              ---------         ------
Balance at February 28, 2001................................  3,409,937         $10.50
                                                              =========         ======

     A total of 597,287 employee options and 42,000 non-employee options were exercisable at an average price of $12.75 at February 28, 2001.

  1990 Non-Employee Option Plan

     Under the 1990 non-employee stock option plan, nonqualified stock options were issued to non-employee members of the Company's Board of Directors in accordance with a formula prescribed by the plan. Option prices per share are the fair market value per share, based on the closing per share price on the date of grant. Each option became exercisable within the period specified in the optionee's agreement and is exercisable for 10 years from the date of grant.

                                                                         WEIGHTED AVERAGE
                                                                          EXERCISE PRICE
                                                              SHARES        PER SHARE
                                                              -------    ----------------
Balance at February 28, 1998................................  160,000         $6.40
  Granted...................................................   32,000         $9.00
  Exercised.................................................  (65,000)        $5.32
                                                              -------         -----
Balance at February 28, 1999................................  127,000         $7.51
  Exercised.................................................  (35,000)        $8.63
                                                              -------         -----
Balance at February 29, 2000................................   92,000         $7.08
  Exercised.................................................   (8,000)        $4.25
                                                              -------         -----
Balance at February 28, 2001................................   84,000         $7.35
                                                              =======         =====

     A total of 84,000 non-employee options were exercisable at an average price of $7.35 at February 28, 2001.

                                INTERVOICE-BRITE

     For all option plans at February 28, 2001, options for 1,099,358 shares of common stock were available for future grant.

  Employee Stock Purchase Plan

     The Company has adopted an Employee Stock Purchase Plan under which an aggregate of 1,000,000 shares of common stock may be issued. Options are granted to eligible employees in accordance with a formula prescribed by the plan and are exercised automatically at the end of a one-year payroll deduction period. As adopted, the payroll deduction periods began either December 1 or June 1 and ended on the following November 30 and May 31, respectively. During fiscal 2000, the payroll deduction periods were amended to coincide with a calendar year cycle, with deductions beginning either January 1 or July 1 and ending on the following December 31 and June 30, respectively. Option prices are 85% of the lower of the closing price per share of the Company's common stock on the option grant date or the option exercise date.

                                                                          WEIGHTED AVERAGE
                                                                           EXERCISE PRICE
                                                               SHARES        PER SHARE
                                                              --------    ----------------
Balance at February 28, 1998................................   164,424         $ 4.42
  Granted...................................................    88,468         $ 8.61
  Exercised.................................................  (128,164)        $ 9.25
  Forfeited.................................................   (36,260)        $ 4.51
                                                              --------         ------
Balance at February 28, 1999................................    88,468         $ 8.61
  Granted...................................................    90,244         $15.50
  Exercised.................................................   (76,608)        $ 8.49
  Forfeited.................................................   (11,860)        $ 9.37
                                                              --------         ------
Balance at February 29, 2000................................    90,244         $15.50
  Granted...................................................   236,505         $ 5.80
  Exercised.................................................   (62,213)        $ 7.93
  Forfeited.................................................   (28,031)        $ 7.12
                                                              --------         ------
Balance at February 28, 2001................................   236,505         $ 5.80
                                                              ========         ======

     The grant price per option outstanding is either $5.26 or $6.16.

     As of February 28, 2001, no options were exercisable under this plan.

  Restricted Stock Plan

     During fiscal 1996, the Company adopted a Restricted Stock Plan under which an aggregate of 1,000,000 shares may be issued. Shares issued to senior executives are earned based on the achievement of certain targeted share prices and the continued service of each executive for a two-year period after each target is met. Shares are available for annual grants to other key executives as a component of their annual bonuses on the

                                INTERVOICE-BRITE
achievement of targeted annual earnings per share objectives and the completion of an additional two years of service after the grant. Activity related to restricted stock during fiscal 2001, 2000 and 1999 is as follows:

                                                               SENIOR         KEY
                                                              EXECUTIVE    EXECUTIVE
                                                                PLAN         PLAN
                                                              ---------    ---------
Balance at February 28, 1998................................    89,208       6,144
  Granted...................................................    46,914          --
                                                               -------       -----
Balance at February 28, 1999................................   136,122       6,144
  Granted...................................................   107,164          --
                                                               -------       -----
Balance at February 29, 2000................................   243,286       6,144
  Forfeited.................................................   (20,000)         --
                                                               -------       -----
Balance at February 28, 2001................................   223,286       6,144
                                                               =======       =====

     The weighted average share price for grants in fiscal years 2000 and 1999 were $31.75 and $14.77, respectively, for the Senior Executive Plan. Shares forfeited in fiscal 2001 had been granted at a weighted average share price of $34.22. At February 28, 2001, 776,714 shares were reserved for future restricted stock grants.

  Other Stock Award Plan Disclosures

     Because the Company has elected to continue to apply the provisions of APB 25 for expense recognition purposes, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123") requires disclosure of pro forma information which provides the effects on net income and net income per share as if the Company had accounted for its employee stock awards under fair value methods prescribed by FAS 123. The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2001, 2000 and 1999, respectively: risk-free interest rates of 6.37%, 5.50% and 5.38%; stock price volatility factors of 1.06, 0.72, and 0.75; and expected option lives of 3.75 years, 3.75 years, and 3.52 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 2001, 2000 and 1999 was $5.02, $8.22 and $3.26, respectively.

     Required Pro Forma Disclosures (in millions, except per share data):

                                                               2001      2000     1999
                                                              ------    ------    -----
Net income (loss)...........................................  $ (9.3)   $(22.0)   $15.5
Income (loss) per share diluted.............................  $(0.27)   $(0.72)   $0.52

     Options Outstanding at February 28, 2001:

                                                                                  WEIGHTED AVERAGE
                                                            WEIGHTED AVERAGE    REMAINING CONTRACTUAL
EXERCISE PRICES                                 SHARES       EXERCISE PRICE         LIFE IN YEARS
---------------                                ---------    ----------------    ---------------------
$ 4.50 - $ 6.73..............................  2,792,528         $ 5.46                 7.10
$ 6.81 - $10.06..............................  1,659,334         $ 8.48                 8.98
$10.38 - $34.41..............................  1,918,887         $13.67                 6.49
                                               ---------
                                               6,370,749
                                               =========

                                INTERVOICE-BRITE

     Options Exercisable at February 28, 2001:

                                                                                  WEIGHTED AVERAGE
                                                            WEIGHTED AVERAGE    REMAINING CONTRACTUAL
EXERCISE PRICES                                 SHARES       EXERCISE PRICE         LIFE IN YEARS
---------------                                ---------    ----------------    ---------------------
$ 4.50 - $ 6.50..............................  1,142,934         $ 5.09                 6.84
$ 6.88 - $10.06..............................    460,000         $ 7.75                 7.77
$10.38 - $29.19..............................    994,487         $12.62                 4.57
                                               ---------
                                               2,597,421
                                               =========

  Preferred Share Purchase Rights

     One Preferred Share Purchase Right is attached to each outstanding share of the Company's common stock. The rights will become exercisable upon the earlier to occur of ten days after the first public announcement that a person or group has acquired beneficial ownership of 20 percent or more, or ten days after a person or group announces a tender offer that would result in beneficial ownership of 20 percent or more of the Company's outstanding common stock. At such time as the rights become exercisable, each right will entitle its holder to purchase one eight-hundredth of a share of Series A Preferred Stock for $37.50, subject to adjustment. If the Company is acquired in a business combination transaction while the rights are outstanding, each right will entitle its holder to purchase for $37.50 common shares of the acquiring company having a market value of $75. In addition, if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, for $37.50, a number of shares of the Company's common stock having a market value of $75. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of the Company's outstanding common stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of the Company's common stock on a one-for-one basis. At any time prior to the acquisition of such a 20 percent position, the Company can redeem each right for $0.00125. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than 10 percent. The rights expire in May, 2011.

NOTE K -- TREASURY STOCK

     No treasury stock was repurchased during fiscal 2001 or fiscal 2000. Pursuant to authorizations by the Company's Board of Directors, the Company repurchased 294,000 shares of its common stock during fiscal 1999 at an average price per share of $19.97. All shares held in treasury were reissued as a part of the two-for-one stock split paid in the form of a stock dividend which took place on January 11, 1999.

NOTE L -- SPECIAL CHARGES AND NON-RECURRING GAIN

     During the fourth quarter of fiscal 2001, the Company changed its organizational structure and eliminated certain product offerings in order to reduce cost and improve the Company's focus on its core competencies and products. As a result of these actions, the Company incurred special charges of $8.2 million, including $3.6 million for severance and related costs, $3.1 million for the write off of assets associated with discontinued product lines and $1.5 million for the estimated customer accommodations related to the discontinued product lines.

     The severance and related costs were associated with a workforce adjustment that affected approximately 130 employees and included the resignation of the Company's President and Chief Operating Officer. Of the total costs incurred, $1.3 million, $0.4 million and $1.9 million were charged to cost of goods sold, research

                                INTERVOICE-BRITE
and development expenses and selling, general and administrative expenses, respectively. As of February 28, 2001, $1.8 million of the total severance and related costs remained unpaid.

     The $3.1 million charge to write off assets is primarily attributable to the Company's decision to discontinue its AgentConnect product line and includes a $2.9 million charge for the impairment of unamortized purchased software (included in other intangibles) associated with this product. The charge is reflected in cost of goods sold. The $1.5 million charge for estimated customer accommodations is comprised primarily of bad debts and customer settlements associated with the Company's decision to discontinue the AgentConnect product line. This charge is reflected in selling, general and administrative expenses.

     During the fourth quarter of fiscal 2001, the Company realized a gain of $21.4 million upon the sale of shares of stock of SpeechWorks International, Inc. acquired through the exercise of a warrant received in connection with a 1996 supply agreement between the Company and SpeechWorks. This gain is reflected as other income in the accompanying Consolidated Statements of Operations. In prior periods, the warrant had been assigned no value in the Company's balance sheets because the warrant and the underlying shares were unregistered securities, and significant uncertainties existed regarding the Company's ability to monetize the warrant and the timing of any such monetization.

     Fiscal 2000 income from operations and net loss were impacted by second quarter special charges of $15.0 million including: $9.1 million reported in cost of goods sold relating to a comprehensive cross-license agreement with an affiliate of Lucent Technologies, Inc. and provisions for inventories and certain intangible assets made obsolete by the Company's merger with Brite; and $5.9 million reported in selling, general and administrative expenses primarily relating to severance charges for InterVoice employees made redundant as a result of the merger with Brite and charges relating to bad debts arising from the impairment of certain foreign accounts receivable and from the cancellation of certain customer trade-in obligations. Substantially all of the severance amounts were paid by February 29, 2000. The Company also charged $30.1 million to research and development relating to purchased in-process research and development as part of the Brite acquisition (See Note C).

NOTE M -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED FEBRUARY 28/29
                                                              --------------------------
                                                               2001       2000     1999
                                                              -------    ------    -----
                                                               (IN MILLIONS, EXCEPT PER
                                                                     SHARE DATA)
NUMERATOR:
Income (loss) before the cumulative effect of a change in
  accounting principle......................................  $   9.6    $(14.8)   $20.2
Cumulative effect on prior years of adopting SAB No. 101....    (11.9)       --       --
                                                              -------    ------    -----
Net Income (loss)...........................................  $  (2.3)   $(14.8)    20.2
                                                              -------    ------    -----
DENOMINATOR:
Denominator for basic earnings per share....................     32.7      30.5     28.0
Effect of dilutive securities:
  Employee stock options....................................      1.6        --      1.8
                                                              -------    ------    -----
Denominator for diluted earnings per share..................     34.3      30.5     29.8
BASIC:
Income (loss) before the cumulative effect of a change in
  accounting principle......................................  $  0.29    $(0.49)   $0.72
Cumulative effect on prior years of adopting SAB No. 101....    (0.36)       --       --
                                                              -------    ------    -----
Net Income (loss)...........................................  $ (0.07)   $(0.49)   $0.72
                                                              =======    ======    =====
DILUTED:
Income (loss) before the cumulative effect of a change in
  accounting principle......................................  $  0.28    $(0.49)   $0.68
Cumulative effect on prior years of adopting SAB No. 101....    (0.35)       --       --
                                                              -------    ------    -----
Net Income (loss)...........................................  $ (0.07)   $(0.49)   $0.68
                                                              =======    ======    =====

                                INTERVOICE-BRITE

     Options to purchase 6,370,749, 4,737,933 and 633,098 shares of common stock at average exercise prices of $8.72, $9.23 and $10.77, respectively, were outstanding at February 28, 2001, February 29, 2000 and February 28, 1999, respectively, but were not included in the computations of diluted earnings
(loss) per share because the effect would have been anti-dilutive to the calculations. For fiscal 2001 and 1999, the anti-dilution is due to options' exercise prices which were greater than the average market prices of the common shares. For fiscal 2000, the anti-dilution is due to the loss for the year.

NOTE N -- OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

     During 2001, 2000 and 1999, the Company was comprised of a single operating segment which developed, sold or operated and serviced speech-enabled IVR systems and enhanced telecommunications services systems. The Company's Chief Operating Decision Maker (CODM) assessed performance and allocated resources on an enterprise wide basis. Therefore, no separately reportable operating segments existed.

     The CODM monitored revenues from the sale of systems to two customer markets: the interactive voice response market and the enhanced telecommunications services market. The CODM also monitored services sales, including the Company's sale of ASP services, maintenance contracts and other miscellaneous services.

REVENUES (IN MILLIONS):                                        2001      2000      1999
-----------------------                                       ------    ------    ------
IVR Systems.................................................  $ 95.8    $109.0    $ 97.4
Enhanced Telecommunication Services.........................    86.9     104.7      26.2
Services....................................................    92.0      72.5      13.3
                                                              ------    ------    ------
          Total.............................................  $274.7    $286.2    $136.9
                                                              ======    ======    ======

     GEOGRAPHIC OPERATIONS. The following geographic area data include net trade revenues and property and equipment for fiscal years 2001, 2000 and 1999. Revenues are attributed to geographic locations based on locations of customers.

REVENUES (IN MILLIONS):                                        2001      2000      1999
-----------------------                                       ------    ------    ------
United States...............................................  $141.6    $157.2    $112.8
The Americas (excluding the U.S.)...........................    14.9      23.9      13.4
Pacific Rim.................................................    11.6      15.5       6.3
Europe, Middle East and Africa..............................   106.6      89.6       4.4
                                                              ------    ------    ------
          Total.............................................  $274.7    $286.2    $136.9
                                                              ======    ======    ======

     One enhanced telecommunications services customer, British Telecom (together with its affiliate BT Cellnet), has purchased both systems and ASP managed services from the Company. Such combined purchases accounted for 19% and 16% of the Company's total sales during fiscal 2001 and 2000, respectively. There were no other customers accounting for 10% or more of the Company's sales during fiscal 2001 and 2000, nor did any customer account for 10% of the Company's sales during fiscal 1999. Subsequent to year end, the Company extended its managed services contract with British Telecom through July 2003. Under the terms of the extended contract and current exchange rates, BT Cellnet will continue to purchase managed services totaling at least $2.6 million per month through July 2001 and will purchase services totaling at least

                                INTERVOICE-BRITE

$2.1 million per month for the six month period ending January 2002 and totaling $0.9 million per month thereafter for the remaining term of the contract.

PROPERTY AND EQUIPMENT (IN MILLIONS):                         2001     2000
-------------------------------------                         -----    -----
United States...............................................  $28.0    $30.9
United Kingdom..............................................    7.9     10.1
                                                              -----    -----
                                                              $35.9    $41.0
                                                              =====    =====

     Substantially all of the Company's property and equipment was located in the United States in fiscal 1999.

NOTE O -- CONCENTRATIONS OF CREDIT RISK

     The Company sells systems directly to end-users and distributors primarily in the banking and financial, telecommunications, human resource, and healthcare markets. Customers are dispersed across different geographic areas, primarily North America and Europe. Credit is extended based on an evaluation of a customer's financial condition, and a deposit is generally required. The Company has made a provision for credit losses in these financial statements.

NOTE P -- EMPLOYEE BENEFIT PLAN

     The Company sponsors an employee savings plan in the United States which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed three months of service are eligible to participate in the plan. The Company matches 50% of employee contributions up to 6% of the employee's eligible compensation. Company contributions totaled $1.4 million, $1.2 million and $0.8 million in fiscal 2001, 2000 and 1999, respectively.

NOTE Q -- CONTINGENCIES

     The Company provides certain automated call processing services on a managed services basis for a large domestic telecommunications company. The telecommunications company has asserted that the Company should pay monetary penalties under the managed services contract for failing to achieve certain representations, covenants and specified levels of service. The telecommunications company is also in the process of performing an audit of the Company's records relating to the managed services, as expressly contemplated by the contract. While the Company does not believe that the audit will result in any claims for material amounts, it is possible that the telecommunications company could make such claims and such claims could be material. The Company has acknowledged that it may owe an immaterial amount as a monetary penalty for failing to adhere to a specific service level, and has denied all other asserted failures under the contract. A reserve has been established to cover the immaterial amount the Company has acknowledged it might owe. The parties are in the process of attempting to negotiate mutually satisfactory agreements to resolve their dispute and to extend the managed services contract. There is no assurance that the parties will negotiate mutually acceptable agreements. The telecommunications company has not threatened litigation against the Company in connection with this matter. In the event litigation is instituted against the Company concerning the dispute under the contract, the Company intends to vigorously contest the claims and to assert appropriate defenses. As with any legal proceeding, there is no guarantee that the Company would prevail in any litigation that might be asserted against the Company in connection with the managed services contract.

     From time to time Ronald A. Katz Technology Licensing L.P. ("RAKTL") has sent letters to certain customers of the Company suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services

                                INTERVOICE-BRITE
and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party's DNIS identification number. Certain products offered by the Company can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. The Company's contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by the Company infringe a third party's patent.

     To the Company's knowledge, RAKTL has not initiated litigation against any of the Company's customers. Moreover, none of the customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Even though RAKTL has not instituted litigation against any customers, it is always possible that RAKTL may do so. In the event of such litigation, a customer could attempt to invoke the Company's indemnity obligations under the applicable agreement. As with most sales contracts with suppliers of computerized equipment, the Company's contractual indemnity obligations are generally limited to the products provided by the Company, and generally require the customer to allow the Company to have sole control over any litigation and settlement negotiations with the patent holder. The customers who have received letters from RAKTL generally have multiple suppliers of the types of products that might potentially be subject to claims by RAKTL.

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

     In the matter of Aerotel, Ltd. et al, vs. Sprint Corporation, et al, Cause No. 99-CIV-11091 (SAS), pending in the United States District Court Southern District of New York, Aerotel, Ltd., has sued Sprint Corporation alleging that certain prepaid services offered by Sprint are infringing Aerotel's U.S. Patent No. 4,706,275 ("275 patent"). According to Sprint, the suit originally focused on land-line prepaid services not provided by the Company. Recently, as part of an unsuccessful mediation effort, Aerotel also sought compensation for certain prepaid wireless services provided to Sprint PCS by the Company. As a result of the mediation effort, Sprint has requested that InterVoice-Brite provide a defense and indemnification to Aerotel's infringement claims, to the extent that they pertain to any wireless prepaid services offered by InterVoice-Brite. In response to this request, the Company has offered to assist Sprint's counsel in defending against such claims, to the extent they deal with issues unique to the system and services provided by InterVoice-Brite, and to reimburse Sprint for the reasonable attorneys' fees associated therewith. The trial court has stayed the

                                INTERVOICE-BRITE
lawsuit pending certain rulings from the United States Patent and Trademark Office. The Company has received opinions from its outside patent counsel that the wireless prepaid services offered by the Company do not infringe the "275 patent". If the Company does become involved in litigation in connection with the "275 patent", under a contractual indemnity or any other legal theory, the Company intends to vigorously contest any claims that its prepaid wireless services infringe the "275 patent" and to assert appropriate defenses.

NOTE R -- LEASES

     Rental expense was $3.6 million in 2001 and $2.7 million in 2000. Rental costs in both years generally related to office and manufacturing facility leases. Rental expenses in 1999 were immaterial. The lease agreements include purchase and renewal provisions and require the company to pay taxes, insurance and maintenance costs. At February 28, 2001, the Company was committed under noncancelable operating leases with minimum rentals of $3.9 million, $3.9 million, $2.9 million, $2.0 million, and 2.4 million for fiscal years 2002, 2003, 2004, 2005 and thereafter.

                                  SCHEDULE II

                             INTERVOICE-BRITE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             COLUMN A                COLUMN B           COLUMN C             COLUMN D      COLUMN E
             --------                --------           --------             --------      --------
                                                        ADDITIONS
                                                 -----------------------
                                    BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                    BEGINNING     COST AND      OTHER                       END OF
           DESCRIPTION              OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
           -----------              ----------   ----------   ----------    ----------    ----------
                                                             (IN THOUSANDS)
Year Ended February 28, 2001
Deducted from Asset Accounts:
  Allowance for doubtful
     accounts.....................    $4,161       $2,935       $   --       $ (3,454)(A)   $3,642
  Allowance for slow moving
     inventories..................     1,383        4,752                    $ (3,485)(B)   $2,650
                                      ------       ------       ------       --------       ------
     Total........................    $5,544       $7,687       $   --       $ (6,939)      $6,292
                                      ======       ======       ======       ========       ======
Year Ended February 29, 2000
Deducted from Asset Accounts:
  Allowance for doubtful
     accounts.....................    $1,306       $6,364       $3,019(C)    $ (6,528)(A)   $4,161
  Allowance for slow moving
     inventories..................     1,204        1,881        2,420(C)    $ (4,122)(B)   $1,383
                                      ------       ------       ------       --------       ------
     Total........................    $2,510       $8,245       $5,439       $(10,650)      $5,544
                                      ======       ======       ======       ========       ======
Year Ended February 28, 1999
Deducted from Asset Accounts:
  Allowance for doubtful
     accounts.....................    $  368       $1,038       $   --       $   (100)(A)   $1,306
  Allowance for slow moving
     inventories..................     1,360        1,800           --       $ (1,956)(B)   $1,204
                                      ------       ------       ------       --------       ------
     Total........................    $1,728       $2,838       $   --       $ (2,056)      $2,510
                                      ======       ======       ======       ========       ======

---------------
(A) Accounts written off.

(B) Scrapped material.

(C) Allowance accounts included in working capital acquired from Brite.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the section entitled "Executive Compensation" in the Definitive Proxy Statement. Such information, except for the information captioned "Report of the Compensation Committee", "Report of the Audit Committee" and "Performance Graph", is incorporated herein by reference.

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

                                                              PAGE
                                                              ----
(1) Financial Statements:
  Report of Independent Auditors............................    29
  Consolidated Balance Sheets at February 28, 2001 and
     February 29, 2000......................................    30
  Consolidated Statements of Operations for the three years
     ended February 28, 2001................................    31
  Consolidated Statements of Changes in Stockholders' Equity
     for the three years ended February 28, 2001............    32
  Consolidated Statements of Cash Flows for the three years
     ended February 28, 2001................................    33
  Notes to Consolidated Financial Statements................    34
(2) Financial Statement Schedules
  II Valuation and Qualifying Accounts......................    53

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

     The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended February 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERVOICE-BRITE, INC.

                                          By: /s/ DAVID W. BRANDENBURG
                                            ------------------------------------
                                                    David W. Brandenburg
                                            Chairman of the Board of Directors,
                                               President and Chief Executive
                                                           Officer

Dated: May 18, 2001

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

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

             /s/ DAVID W. BRANDENBURG                Chairman of the Board of Directors,  May 18, 2001
---------------------------------------------------    President and Chief Executive
               David W. Brandenburg                    Officer

               /s/ ROB-ROY J. GRAHAM                 Chief Financial Officer and          May 18, 2001
---------------------------------------------------    Controller (Principal Accounting
                 Rob-Roy J. Graham                     Officer)

             /s/ JOSEPH J. PIETROPAOLO               Director                             May 18, 2001
---------------------------------------------------
               Joseph J. Pietropaolo

                /s/ GEORGE C. PLATT                  Director                             May 18, 2001
---------------------------------------------------
                  George C. Platt

                 /s/ GRANT A. DOVE                   Director                             May 18, 2001
---------------------------------------------------
                   Grant A. Dove

              /s/ STANLEY G. BRANNAN                 Director                             May 18, 2001
---------------------------------------------------
                Stanley G. Brannan

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Articles of Incorporation, as amended, of Registrant(2)
 3.2      Amendment to Articles of Incorporation of Registrant(9)
 3.3      Second Restated Bylaws of Registrant, as amended(1)
 4.1      Third Amended and Restated Rights Agreement dated as of May
          1, 2001 between the Registrant and Computershare Investor
          Services, LLC, as Rights Agent(4)
10.1      The InterVoice, Inc. 1990 Incentive Stock Option Plan, as
          amended(8)
10.2      The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for
          Non-Employees, as amended(3)
10.3      The InterVoice, Inc. Employee Stock Purchase Plan(6)
10.4      InterVoice, Inc. Employee Savings Plan(5)
10.5      InterVoice, Inc. Restricted Stock Plan(7)
10.6      Employment Agreement dated as of September 1, 1998 between the Company and David W. Berger(8)
10.7      Employment Agreement dated as of September 16, 1998 between the Company and Rob-Roy J. Graham(8)
10.8      InterVoice, Inc. 1998 Stock Option Plan(8)
10.9      Acquisition Agreement and Plan of Merger dated as of April
          27, 1999, by and among the Company, InterVoice Acquisition
          Subsidiary III, Inc. ("Acquisition Subsidiary") and Brite
          Voice Systems, Inc. ("Brite")(11)
10.10     Patent License Agreement between Lucent Technologies GRL
          Corp. and InterVoice Limited Partnership, effective as of
          October 1, 1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment.(9)
10.11     Fourth Amended and Extended Employment Agreement effective as of September 13, 2000, between the Company and Daniel D.
          Hammond.(10)
10.12     InterVoice-Brite, Inc. 1999 Stock Option Plan.(12)
10.13     Credit Agreement dated June 1, 1999 among InterVoice, Inc.,
          InterVoice Acquisition Subsidiary III, Inc. and Bank of
          America National Trust and Savings Association, as "Agent",
          Banc of America Securities LLC and certain other financial institutions indicated as being parties to the Credit
          Agreement (collectively, "Lenders") incorporated by
          reference to Exhibit 99.(b)(1) of the Schedule 14-D1
          (Amendment No.4) filed by InterVoice, Inc. and InterVoice
          Acquisition Subsidiary III, Inc. on June 14, 1999.(11)
10.14     First Amendment to Employment Agreement effective as of July
          1, 2000, between the Company and Rob-Roy J. Graham.(10)
10.15     First Amendment to Credit Agreement effective as of January
          15, 2001, between the Company, Agent and the Lenders.(13)
10.16     Consent and Second Amendment to Credit Agreement effective as of February 28, 2001, between the Company, Agent and the
          Lenders.(13)
21        Subsidiaries(13)
23        Consent of Independent Auditors(13)
99.1      Pages 23, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4/A (Amendment No. One) filed by the
          Company On July 13, 1999)(9)

---------------
 (1) Incorporated by reference to exhibits to the Company's 1991 Annual Report on Form 10-K for the fiscal year ended February 28, 1991, filed with the Securities and Exchange Commission (SEC) on May 29, 1991, as amended by Amendment No. 1 on Form 8 to Annual Report on Form 10-K, filed with the SEC on August 1, 1991.

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

 (4) Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

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

 (9) Incorporated by reference to the Company's Quarterly report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed October 14, 1999.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000, filed October 14, 2000.

(11) Incorporated by reference to Registration Statement on Form S-4 filed with the SEC on July 13, 1999, Registration Number 333-79839.

(12) Incorporated by reference to Registration Statement on Form S-8 filed with the SEC on October 15, 1999, Registration Number 333-89127.

(13) Filed herewith.