Form 10-Q
period 2001-05-31
INTERVOICE BRITE INC
filed 2001-06-29
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                  MAY 31, 2001

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


                                 YES [X] NO [ ]


THE REGISTRANT HAD 33,200,717 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.
================================================================================

                             INTERVOICE-BRITE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             (In Thousands, Except Share Data)
                                                              May 31, 2001  February 28, 2001
                                                             -------------  -----------------
                                                              (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                 $  12,253       $  15,901
     Trade accounts receivable, net of allowance for
         doubtful accounts of $3,613 in fiscal 2002 and
         $3,642 in fiscal 2001                                    71,733          72,148
     Income tax receivable                                         3,323           3,323
     Inventory                                                    34,653          40,184
     Prepaid expenses and other current assets                     7,346           5,238
     Deferred income taxes                                         4,272           3,968
                                                               ---------       ---------
                                                                 133,580         140,762
                                                               ---------       ---------
Property and Equipment
     Building                                                     20,267          20,228
     Computer equipment and software                              46,986          46,316
     Furniture, fixtures and other                                 4,574           4,528
     Service equipment                                             7,780           6,905
                                                               ---------       ---------
                                                                  79,607          77,977
     Less allowance for depreciation                              44,818          42,037
                                                               ---------       ---------
                                                                  34,789          35,940
Other Assets
     Intangible assets, net of amortization of $30,153 in
         fiscal 2002 and $26,702 in fiscal 2001                   76,106          79,760
     Other assets                                                    299             299
                                                               ---------       ---------
                                                               $ 244,774       $ 256,761
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                          $  22,749       $  22,952
     Accrued expenses                                             11,577          16,863
     Customer deposits                                             5,918           7,730
     Deferred income                                              19,076          19,705
     Current portion of long term borrowings                      18,918          18,537
     Income taxes payable                                          5,780           5,117
                                                               ---------       ---------
                                                                  84,018          90,904
Deferred income taxes                                             20,127          20,127
Long term borrowings                                              24,935          31,100

Stockholders' Equity
Preferred Stock, $100 par value--2,000,000
     shares authorized: none issued
Common Stock, no par value, at nominal
         assigned value--62,000,000 shares
         authorized: 33,200,717 issued and
         outstanding in fiscal 2002, 33,099,647
         issued and outstanding in fiscal 2001                        17              17
     Additional capital                                           56,236          55,671
     Unearned compensation                                          (971)         (1,311)
     Retained earnings                                            65,716          64,308
     Accumulated other comprehensive loss                         (5,304)         (4,055)
                                                               ---------       ---------
         Stockholders' equity                                    115,694         114,630
                                                               ---------       ---------
                                                               $ 244,774       $ 256,761
                                                               =========       =========

                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                (In Thousands, Except Per Share Data)
                                                           Three Months Ended
                                                -------------------------------------
                                                   May 31, 2001        May 31, 2000
                                                ------------------   ----------------
Sales
     Systems                                            $ 38,442       $ 48,096
     Services                                             23,064         23,372
                                                        --------       --------
                                                          61,506         71,468
                                                        --------       --------
Cost of goods sold
     Systems                                              18,142         23,587
     Services                                              9,650         11,314
                                                        --------       --------
                                                          27,792         34,901
                                                        --------       --------
Gross margin
     Systems                                              20,300         24,509
     Services                                             13,414         12,058
                                                        --------       --------
                                                          33,714         36,567

Research and development expenses                          7,563          9,017
Selling, general and administrative expenses              19,615         21,897
Amortization of goodwill and acquisition
     related intangible assets                             3,354          3,474
                                                        --------       --------

Income from operations                                     3,182          2,179

Other income                                                 506            191
Interest expense                                          (1,341)        (2,048)
                                                        --------       --------
Income before taxes and the cumulative effect
     of a change in accounting principle                   2,347            322
Income taxes                                                 939            124
                                                        --------       --------

Income before the cumulative effect
     of a change in accounting principle                   1,408            198
Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                    --        (11,850)
                                                        --------       --------

Net income (loss)                                       $  1,408       $(11,652)
                                                        ========       ========

Per Basic Share:
Income before the cumulative effect of
     a change in accounting principle                   $   0.04       $   0.01
Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                    --          (0.37)
                                                        --------       --------
Net income (loss)                                       $   0.04       $  (0.36)
                                                        ========       ========

Per Diluted Share:
Income before the cumulative effect of
     a change in accounting principle                   $   0.04       $   0.01
Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                    --          (0.34)
                                                        --------       --------
Net income (loss)                                       $   0.04       $  (0.33)
                                                        ========       ========

                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               (In Thousands)
                                                             Three Months Ended
                                                        ----------------------------
                                                        May 31, 2001    May 31, 2000
                                                        ------------    ------------
Operating Activities
     Income before the cumulative effect of a
         change in accounting principle                    $  1,408       $    198
     Adjustments to reconcile income
         before the cumulative effect of a change
         in accounting principle to net cash provided
         by operating activities:
     Depreciation and amortization                            6,446          8,240
     Changes in operating assets and liabilities             (4,801)         1,605
                                                           --------       --------
Net cash provided by operating activities                     3,053         10,043

Investing Activities
     Purchases of property and equipment                     (1,374)        (1,517)
                                                           --------       --------
Net cash used in investing activities                        (1,374)        (1,517)

Financing Activities
     Paydown of debt                                         (5,784)       (20,000)
     Exercise of stock options                                  565          1,015
                                                           --------       --------
Net cash used in financing activities                        (5,219)       (18,985)

Effect of exchange rates on cash                               (108)          (394)
                                                           --------       --------

Decrease in cash and cash equivalents                        (3,648)       (10,853)

Cash and cash equivalents, beginning of period               15,901         23,263
                                                           --------       --------

Cash and cash equivalents, end of period                   $ 12,253       $ 12,410
                                                           ========       ========

                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                       (In Thousands, Except Share Data)



                                     Common Stock                                                  Accumulated Other
                                -----------------------   Additional      Unearned       Retained    Comprehensive
                                  Shares       Amount      Capital      Compensation     Earnings         Loss          Total
                                ----------   -----------  -----------   ------------   ----------- -----------------  -----------
Balance at February 28, 2001    33,099,647   $      17    $    55,671   $    (1,311)   $    64,308   $    (4,055)     $   114,630

Net income                              --          --             --            --          1,408            --            1,408

Foreign currency translation
    adjustment                          --          --             --            --             --          (650)            (650)

Cumulative effect on prior
    years of adopting
    Statement of Financial
    Accounting Standards
    No. 133, as amended,
    net of tax effect of $261           --          --             --            --             --          (425)            (425)

Valuation adjustment of
    interest rate swap
    hedge, net of tax effect
    of $106                             --          --             --            --             --          (174)            (174)

Exercise of stock options          101,070          --            565            --             --            --              565

Amortization of unearned
    compensation                        --          --             --           340             --            --              340
                                ----------   ---------    -----------   -----------    -----------   -----------      -----------
Balance at May 31, 2001         33,200,717   $      17    $    56,236   $      (971)   $    65,716   $    (5,304)     $   115,694
                                ==========   =========    ===========   ===========    ===========   ===========      ===========


                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2001 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited May 31, 2001 and 2000 consolidated financial statements have been included. Operating results for the three month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002 as they may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss) for the first quarter of fiscal 2002 and 2001 was $0.2 million and ($13.9) million, respectively. Total comprehensive income is comprised of net income (loss), foreign currency translation adjustments, the cumulative effect of the adoption in fiscal 2002 of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended, and the adjustment to the carrying value of certain derivative instruments as of May 31, 2001.

Financial statements of the Company's foreign subsidiaries have been translated into U. S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE FOR DERIVATIVES

The Company uses interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. The swap arrangements effectively convert the Company's outstanding floating rate debt to a fixed rate basis through June 2002. Amounts due under the debt facilities totaled $43.9 million and $49.6 million at May 31, 2001 and February 28, 2001, respectively. Interest accrues at variable rates indexed to a combination of the London Interbank Offering Rate, the prime rate and the federal funds rate. The average annual interest rate under the facilities was 7.8% and 9.2% at May 31, 2001 and February 28, 2001, respectively. Historically, the Company has not assigned a value to the interest rate swaps, and gains and losses from the swaps were included on the accrual basis in interest expense.

Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities, as amended, ("the Statement"). The Statement requires that the Company record an asset or liability for the fair value of its derivatives and that it mark such asset or liability to market on an ongoing basis. For derivatives, such as the Company's interest rate swaps, which are defined as cash flow hedges, changes to the derivative's market value are initially reported at the adoption of the Statement as a component of other comprehensive loss to the extent that the hedge is determined to be effective. Such changes are subsequently reclassified into earnings when the related transaction (the quarterly payment of variable rate interest) affects earnings. Changes in market value attributable to the ineffective portion of a hedge are reported in earnings immediately as incurred.

At March 1, 2001, the Company was a party to swap arrangements with a notional amount of $50 million under which the Company pays interest at a fixed rate of 6.2% and receives interest at the LIBOR three-month rate (5.1% at March 1, 2001). Upon adoption of the Statement, the Company recorded an initial derivative liability included in accrued liabilities of approximately $0.7 million and incurred a charge to other comprehensive loss totaling approximately $0.4 million (net of tax). The charge to other comprehensive income represents the transition adjustment associated with the cumulative effect on prior years of adopting the Statement. At May 31, 2001, the Company increased its derivative liability by approximately $0.4 million to reflect changes in its fair value attributable to a reduction in the LIBOR three-month rate to 3.9%. At the same time, it recorded a net of tax charge to other comprehensive loss of approximately $0.2 million and a charge to interest expense for the ineffective portion of the derivative of approximately $0.1 million. The Company also accrued interest expense during the quarter of approximately $0.1 million related to its quarterly swap settlement.

The interest rate swap arrangements expire in June 2002. Based on current interest rates and scheduled principal repayments, the Company expects to incur interest expense of approximately $0.2 million to $0.3 million per quarter for the next four quarters related to the settlement of its swap liability and the reclassification of other comprehensive loss into earnings. The Company will also continue to incur interest expense under the provisions of the credit facilities.

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE FOR REVENUE RECOGNITION

Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The cumulative effect of the adoption of SAB 101 on prior years resulted in a charge to operations of $11.9 million (after reduction for income taxes of $6.4 million) which is included in results of operations for the three months ended May 31, 2000. For the three months ended May 31, 2000, the net effect of the change in accounting was to increase income before the cumulative effect of the accounting change $4.2 million ($0.12 per share). For the three months ended May 31, 2000, the Company recognized $15.8 million in revenue whose contribution to income is included in the cumulative effect adjustment as of March 1, 2000.

NOTE D - INVENTORIES

Inventories consist of the following (in thousands):


                                                                May 31, 2001  February 28, 2001
                                                                ------------  -----------------
     Purchased parts                                               $27,764         $33,103
     Work in progress                                                5,197           5,961
     Finished goods                                                  1,692           1,120
                                                                   -------         -------
                                                                   $34,653         $40,184
                                                                   =======         =======

NOTE E - ACCRUED EXPENSES

Accrued expenses at February 28, 2001 included $1.8 million of severance and related special charges incurred by the Company in the fourth quarter of fiscal 2001. The Company charged payments of $1.2 million against this accrual during the first quarter of fiscal 2002, and $0.6 million remains accrued at May 31, 2001. In addition, $0.9 million of accrued customer settlement expenses recorded in the fourth quarter of fiscal 2001 in connection with the Company's discontinuance of its Agent Connect product line remain accrued at May 31, 2001.

NOTE F - EARNINGS PER SHARE



(in thousands, except per share data)                    May 31, 2001   May 31, 2000
                                                         ------------   ------------
Numerator:

Income before the cumulative effect
     of a change in accounting principle                   $  1,408       $    198
Cumulative effect on prior years of
     adopting SEC SAB No. 101                                    --        (11,850)
                                                           --------       --------
Net income (loss)                                          $  1,408       $(11,652)
                                                           --------       --------

Denominator:

DENOMINATOR FOR BASIC EARNINGS PER SHARE                     33,058         32,539

Effect of dilutive securities:

Employee stock options                                        1,153          2,293

Non-vested restricted stock                                      23             61
                                                           --------       --------

Dilutive potential common shares                              1,176          2,354

DENOMINATOR FOR DILUTED EARNINGS PER SHARE                   34,234         34,893

Basic:
Income before the cumulative effect
     of a change in accounting principle                   $   0.04       $   0.01
Cumulative effect on prior years of
     adopting SEC SAB No. 101                                    --          (0.37)
                                                           --------       --------
Net Income (Loss)                                          $   0.04       $  (0.36)
                                                           ========       ========

Diluted:
Income before the cumulative effect
     of a change in accounting principle                   $   0.04       $   0.01
Cumulative effect on prior years of
     adopting SEC SAB No. 101                                    --          (0.34)
                                                           --------       --------
Net Income (Loss)                                          $   0.04       $  (0.33)
                                                           ========       ========

Options to purchase 2,009,553 and 2,500 shares of common stock at average prices of $13.59 and $29.19, respectively, were outstanding during the first three months of fiscal 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common shares during such periods and, therefore, the effect would have been anti-dilutive.

NOTE G - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

Beginning in fiscal 2002, the Company has defined two reportable segments: the Enterprise Solutions Division ("ESD") and the Network Solutions Division ("NSD"). The ESD focuses on the interactive voice response (IVR) market in which the Company provides automated customer service and self-help solutions to enterprises and institutions. The NSD focuses on the enhanced telecommunications market in which the Company provides value-added solutions to network service providers. Each division sells integrated systems and related services including system maintenance and software licensing fees. As a complement to the Company's systems sales, the NSD also provides and manages enhanced network services and IVR applications for customers on an application service provider (ASP) basis.

The Company's reportable segments are strategic business units that focus on separate customer groups. They are managed separately to enable the Company to target its product development and marketing efforts to meet the unique needs of the Company's target markets.

The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on profit or loss from operations before income taxes, excluding the amortization of goodwill and acquisition related intangible assets. Corporate operating expenses are allocated to the segments based on budgeted and historical percentages of revenue. The Company does not have material intersegment sales and does not allocate Company assets to individual segments.

The operating results of the Company's segments for the three months ended May 31, 2001 and 2000 are as follows (in thousands).

                                                     Three Months Ended May 31, 2001
                                            -------------------------------------------------
                                             Enterprise           Network          Segment
                                              Solutions          Solutions          Totals
                                            ------------       ------------      ------------

Systems                                     $     20,819       $     17,623      $     38,442
Services                                           7,271             15,793            23,064
                                            ------------       ------------      ------------
     Total sales to external customers            28,090             33,416            61,506
                                            ------------       ------------      ------------
Systems                                           10,711              9,589            20,300
Services                                           5,313              8,101            13,414
                                            ------------       ------------      ------------
     Total gross margin                           16,024             17,690            33,714
                                            ------------       ------------      ------------
Segment operating expenses                        13,171             14,007            27,178
                                            ------------       ------------      ------------
Segment operating income*                   $      2,853       $      3,683      $      6,536
                                            ============       ============      ============



                                                      Three Months Ended May 31, 2000
                                            -------------------------------------------------
                                             Enterprise           Network          Segment
                                              Solutions          Solutions          Totals
                                            ------------       ------------      ------------

Systems                                     $     23,812       $     24,284      $     48,096
Services                                           5,853             17,519            23,372
                                            ------------       ------------      ------------
     Total sales to external customers            29,665             41,803            71,468
                                            ------------       ------------      ------------
Systems                                           12,469             12,040            24,509
Services                                           3,001              9,057            12,058
                                            ------------       ------------      ------------
     Total gross margin                           15,470             21,097            36,567
                                            ------------       ------------      ------------
Segment operating expenses                        15,834             15,080            30,914
                                            ------------       ------------      ------------
Segment operating income (loss)*            $       (364)      $      6,017      $      5,653
                                            ============       ============      ============


* Consolidated income from operations includes amortization of goodwill and acquisition related intangible assets of $3,354 and $3,474 for the quarters ended May 31, 2001 and 2000, respectively, that is not allocated by the Company to individual segments.

Geographic Operations

The Company's net sales by geographic area were as follows (in thousands):


                                                        Three Months Ended
                                                   ----------------------------
                                                   May 31, 2001    May 31, 2000
                                                   ------------    ------------
Geographic Area Net Sales:
     United States                                    $31,906        $34,443
     The Americas (Excluding U.S.)                      3,562          7,398
     Pacific Rim                                        1,037          3,607
     Europe, Middle East & Africa                      25,001         26,020
                                                      -------        -------
         Total                                        $61,506        $71,468
                                                      =======        =======

Concentration of Revenue

One Network Solutions Division customer, British Telecom (together with its affiliate BT Cellnet), accounted for approximately 14% and 21% of the Company's sales during the three-month periods ended May 31, 2001 and 2000, respectively. During the three months ended May 31, 2001, the Company extended its managed services contract with British Telecom through July 2003. Under the terms of the extended contract and current exchange rates, BT Cellnet will continue to purchase managed services totaling at least $2.6 million per month through July 2001 and will purchase services totaling at least $2.1 million per month for the six month period ending January 2002 and totaling $0.9 million per month thereafter for the remaining term of the contract.

NOTE H - CONTINGENCIES

Customer Dispute

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

Intellectual Property Matters

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

Pending Litigation

Several related class action lawsuits have been filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during October 12, 1999 through June 6, 2000, the "Class Period." Plaintiffs have filed claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the Petition, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite Voice Systems, Inc., and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

The Company has not been served with any of the Complaints. However, the Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously.

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as British Telecom, which purchases both systems and managed services from the Company. Sales to British Telecom accounted for approximately 14% and 21% of the Company's total sales during the three month periods ended May 31, 2001 and 2000, respectively. The Company's installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts. British Telecom's managed services contract with the Company was recently extended by eighteen months through July 17, 2003. Under the managed services agreement at current exchange rates, BT Cellnet is currently purchasing services in a minimum amount of approximately $2.6 million per month, and the minimum amount will be reduced to $2.1 million per month for the six month period commencing July 18, 2001, and further reduced to a flat fee of $900,000 per month for the eighteen month period commencing on January 18, 2002. The amounts received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound.

o The Company's ability to successfully qualify, estimate and close "pipeline" opportunities for systems sales during a quarter. See the discussion entitled "Sales" in this "Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's "pipeline" of systems sales opportunities.

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

o Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed performance by the Company or for system down time under ASP contracts. Since the Company's projects frequently require a significant degree of customization, it is difficult for the Company to predict when it will complete such projects. Accordingly, the Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

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

o The effect of class action lawsuits alleging securities law violations and other litigation filed against the Company which could negatively affect the Company and its financial condition if adversely determined. See "Item 1 Legal Proceedings" in Part II for a discussion of these lawsuits.

SALES. The Company's total sales in the first quarter of fiscal 2002 were $61.5 million, a decrease of $10 million, or 14%, as compared to the same period of fiscal 2001. The Company's Enterprise Solutions Division ("ESD") sales were down $1.6 million, while its Network Solutions Division ("NSD") sales were down $8.4 million from the prior year's first quarter totals.

ESD system sales for the quarter totaled $20.8 million, down $3 million (13%) from the same period of the previous year. Contributing factors for the sales decrease include a lengthening of the overall sales cycle resulting from the transition in customer demand from simpler, touch-tone to complex, speech enabled applications and softness, at least in the short term, in the markets for technology products and telecommunications equipment. ESD services sales totaled $7.3 million, an increase of $1.4 million (24%) over the first quarter of fiscal 2001. The increase was primarily attributable to growth in the Company's sales of extended warranty services. ESD international sales constituted 17% of the division's total sales during the first quarter of fiscal 2002, up from 14% in the first quarter of fiscal 2001.

NSD system sales for the first quarter of fiscal 2002 were $17.6 million, down $6.7 million (27%) when compared to the same period of the previous fiscal year. Contributing factors to the decline in systems sales are sales force attrition and softness, at least in the short term, in the markets for network-based telecommunication systems. NSD services sales totaled $15.8 million, a decrease of $1.7 million (10%) over the first quarter of fiscal 2001. The decline in services sales is comprised of a reduction of $3.2 million in managed services
(ASP) revenues attributable to a decrease in the volume of activity processed under certain of the division's ASP contracts, and an increase totaling $1.5 million in the division's customer service sales. NSD international sales constituted 75% and 78% of the division's total sales for the quarters ended May 31, 2001 and 2000, respectively. Sales to one NSD client, BT Cellnet, accounted for approximately 14% and 21% of the Company's total sales during the three month periods ended May 31, 2001 and 2000, respectively. Third-party surveys indicate good long term prospects for growth in the market addressed by the NSD products.

The Company continues to believe the long-term prospects in its current markets remain strong. At the same time, the Company realizes its markets are being transformed by the ongoing convergence of voice, data and internet technologies. As a result, the Company continues to investigate alternate methods of combining its products and services and is focusing on new, strategic partnerships to profit from this transformation. The result of such investigations may lead the Company to redirect its marketing efforts and/or increase its investments in application engineering, customer service, research and development, sales, sales support, marketing and administrative personnel and resources to pursue new opportunities.

The Company uses a system combining estimated sales from its service and support contracts, "pipeline" of systems sales opportunities, and backlog of committed systems orders to estimate sales and trends in its business. During the last two quarters, sales from service and support contracts, including contracts for ASP managed services, averaged approximately 35% of the Company's quarterly sales. The pipeline of opportunities for systems sales and backlog of systems sales during the same period contributed approximately 35% and 30% of quarterly revenues, respectively.

The Company's service and support contracts range in duration from one month to three years, with many longer duration contracts allowing customer cancellation privileges. The Company's largest services customer is BT Cellnet which accounted for 34% of service and support sales during the first quarter of fiscal 2002 - see "Disclosures Regarding Forward Looking Statements" for a discussion of BT Cellnet's monthly contractual revenue commitments through July 2003, including reductions in monthly revenue commitments beginning in July 2001 and again in January 2002. It is easier for the Company to estimate service and support sales than to measure systems sales for the next quarter because service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. At May 31, 2001 and February 28, 2001 the Company's backlog of systems sales was approximately $31.0 million and $35.0 million, respectively. The Company's pipeline of opportunities for systems sales is the aggregation of its sales opportunities, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide the Company some sales guidelines in its business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. While the Company knows the amount of systems backlog available at the beginning of a quarter, it must speculate on its pipeline of systems opportunities for the quarter. The Company's accuracy in estimating total systems sales for the next fiscal quarter is, therefore, highly dependent upon its ability to successfully estimate which pipeline opportunities will close during the quarter.

COST OF GOODS SOLD. Cost of goods sold for the first quarter of fiscal 2002 was approximately $27.8 million or 45.2% of sales as compared to 48.8% of sales for the first quarter of fiscal 2001. ESD systems costs averaged 48.5% of sales for the quarter, up one percentage point from the first quarter of fiscal 2001. NSD systems costs averaged 45.6% of sales versus 50.4% in the previous year's first quarter as the Company benefited from a better than expected software to hardware mix. ESD services cost of sales was 26.9% of sales for the current quarter, significantly down from 48.7% in the first quarter of fiscal 2001. Costs in fiscal 2001 included a charge of $0.5 million (8.5% of services sales) to increase the obsolescence reserve on the division's customer service inventory. The remainder of the improvement resulted primarily from efficiency gains as the division was able to reduce its absolute support costs while serving a larger customer base. NSD services costs were 48.7% of sales for the quarter, essentially unchanged from the prior year's first quarter.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the first quarter of fiscal 2002 were approximately $7.6 million, or 12.3% of the Company's total sales. During the first quarter of the previous fiscal year, research and development expenses were $9.0 million, or 12.6% of the Company's total sales. Research and development expenses include the design of new products and the enhancement of existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the first quarter of fiscal 2002 were approximately $19.6 million, or 31.9% of the Company's total sales. Such expenses during the first quarter of the previous year were $21.9 million, or 30.6% of the Company's total sales. These expenses have dropped in absolute dollars over the same period last year as a result of cost control initiatives implemented by the Company in the fourth quarter of fiscal 2001. They are up as a percent of the Company's total sales because of the decline in sales described above and because of the Company's decision to continue to hire and train new and existing sales and sales support personnel and expand its marketing and advertising programs worldwide.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Goodwill and intangible assets acquired in the fiscal 2000 merger with Brite Voice Systems, Inc. ("Brite") totaled approximately $104 million with useful lives averaging seven years. Amortization of these assets totaled $3.4 million for the first quarter of fiscal 2002, essentially unchanged from the same period of the previous fiscal year.

OTHER INCOME. Other income of approximately $0.5 million during the first quarter of fiscal 2002 was comprised primarily of interest income.

INTEREST EXPENSE. Interest expense was approximately $1.3 million during the first quarter of fiscal 2002, versus $2.0 million for the same period of fiscal 2001. The Company reduced its outstanding long term debt by approximately $36.1 million from May 31, 2000 to May 31, 2001. See "Liquidity and Capital Resources" for a description of the Company's long term borrowings and related interest rate swap arrangements.

INCOME (LOSS) FROM OPERATIONS. The Company generated operating income of $3.2 million and net income of $1.4 million during the first quarter of fiscal 2002. During the first quarter of fiscal 2001, the Company generated operating income of $2.2 million, income before the cumulative effect of the adoption of SAB 101 as described in Note C to the consolidated financial statements of $0.2 million, and a net loss of $11.7 million. As noted above, the Company's results reflect the benefits from cost reduction initiatives implemented by the Company during the fourth quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES. At May 31, 2001, the Company had cash reserves of approximately $12.3 million and borrowings under the Company's long-term debt facilities of $43.9 million. Operating cash flow for the first quarter of fiscal 2002 was approximately $3.1 million. Income plus non-cash expense items provided $7.9 million of operating cash while increases in net operating assets used $4.8 million. Investing activities during the quarter, primarily the purchase of computer and test equipment, used cash of approximately $1.4 million. Financing activities included the pay down of debt, which used $5.8 million of cash during the first quarter, and the receipt of net proceeds from the exercise of employee stock options, which provided $0.6 million. Net cash flow during the first quarter was a negative $3.6 million.

Days sales outstanding (DSO) of accounts receivable continues to be a focus for the Company. At May 31, 2001, DSO was 105 days, essentially unchanged from February 28, 2001. For sales of certain of its more complex, customized systems (generally ones with a sales price of $500,000 or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under the methodology totaled $29.5 million and $24.1 million at May 31, 2001 and February 28, 2001, respectively. The Company expects to bill and collect unbilled receivables as of May 31, 2001 during the next twelve months. With the merger with Brite in fiscal 2000, the Company now generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers outside the United States are accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer its most creditworthy customers such payment terms. For the quarters ended May 31, 2001 and 2000, customer extended payment terms had no material adverse impact on the Company's DSO. However, there is no assurance such extended payment terms will not adversely impact DSO for the remainder of fiscal 2002 and beyond.

The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has $17.5 million available under its $25 million revolving credit facility. The Company reviews share repurchase and acquisition opportunities from time to time and believes it has access to the financial resources necessary to pursue attractive repurchase and/or acquisition opportunities as they arise. The term loan and revolving credit agreement discussed below, however, includes normal and customary provisions which limit the Company's ability to make such repurchases and acquisitions.

In connection with the merger with Brite, the Company entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan (subsequently reduced to $36.4 million as a result of principal repayments) and a $25 million revolving credit agreement. The term loan agreement is subject to future scheduled repayments of $13.9 million, $20.2 million and $2.3 million during fiscal 2002, 2003 and 2004, respectively. The revolving credit agreement will expire upon the earlier of the termination of the term loan or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At May 31, 2001, the Company had $43.9 million of borrowings outstanding under the agreement at an average annual interest rate of 7.8%. Interest under the credit facility accrues at variable rates indexed to a combination of the adjusted London Interbank Offering Rate, the prime rate and the federal funds rate. The Company's annual interest cost is also impacted by its interest rate swap contracts which are discussed below.

The Company is a party to interest rate swap arrangements with a notional amount of $50 million under which the Company pays interest at a fixed rate of 6.2% and receives interest at the LIBOR three month rate (3.9% at May 31, 2001). The arrangements expire in June 2002. Based on current interest rates, the Company expects to pay approximately $0.3 million per quarter for the remaining term of the interest rate swap arrangements related to the settlement of such arrangements.

Impact of Inflation

The Company does not expect any significant short term impact of inflation on its financial condition.

Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long term fixed price sales contracts. The absence of such contracts reduces the Company's exposure to inflationary effects.

The Company's debt facilities financing is considered to be a material long term debt obligation, which may expose the Company to inflationary effects associated with such variable rate loans; however, the Company has entered into interest rate swap agreements to partially hedge such exposure.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risks

The Company invests cash balances in excess of operating requirements in short-term securities that generally have maturities of 90 days or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with this investment.

The Company's current term loan and revolving credit agreement provides for borrowings of up to $61.4 million which bear interest at variable rates based on the London Interbank Offering Rate, a prime rate or the federal funds rate plus an applicable margin. As of May 31, 2001, the Company had $43.9 million outstanding under the credit agreement. The fair value of the borrowings approximate their carrying value at May 31, 2001.

The credit agreement matures on August 31, 2003, and the term loan facility is subject to quarterly principal amortization. Due to the magnitude of this credit facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material. To mitigate the potentially adverse effect of interest rate increases, the Company has entered into interest rate swap arrangements which effectively convert the Company's outstanding floating rate debt to a fixed rate basis through June 2002.

The following table provides information about the Company's credit agreement and its interest rate swap arrangements that are sensitive to changes in interest rates. For the credit agreement, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of June 27, 2001. For interest rate swaps, the table presents the notional amount of the swap arrangements and the weighted-average interest rates anticipated to be in effect on the quarterly settlement dates of the arrangements. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.



                                                    Fair Value                     Fiscal
(dollars in millions)                              May 31, 2001     2002      2003       2004     Total
                                                   ------------     -----     -----     -----     -----
LIABILITIES
Long-term borrowings, including current portion       $43.9
     Maturities by fiscal year                                      $13.9     $20.2     $ 9.8     $43.9
     Projected weighted average interest rate                         6.7%      6.7%      6.7%

Interest rate swap arrangements (pay fixed/receive
     variable) related to long-term borrowings
     Notional amount                                                $50.0     $50.0
     Fixed pay rate                                                   6.2%      6.2%
     Projected average receive rate                                   3.9%      3.9%

The interest rate swap arrangements settle quarterly and expire in June 2002. Based on the notional amounts and interest rates shown above, the Company expects to pay approximately $0.3 million per quarter for the remaining term of the interest rate swap arrangements related to the settlement of such arrangements.

     Foreign Currency Risks

The Company transacts business in certain foreign currencies including the British pound. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company attempts to mitigate this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency in which revenues will be received. However, the Company's major foreign subsidiary procures much of its raw materials inventory from its US parent. Such transactions are denominated in dollars, limiting the Company's ability to hedge against adverse movements in foreign currency exchange rates.

                           PART II. OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS

Several related class action lawsuits have been filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during October 12, 1999 through June 6, 2000, the "Class Period." Plaintiffs have filed claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the Petition, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite Voice Systems, Inc., and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

The Company has not been served with any of the Complaints. However, the Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  None

          (b)     Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the three month period ended May 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   INTERVOICE-BRITE, INC.




Date: 06/29/01                                     By: /s/ MARK C. FALKENBERG
                                                      ------------------------
                                                      Mark C. Falkenberg
                                                      Chief Accounting Officer