Form 10-Q
period 2001-08-31
INTERVOICE BRITE INC
filed 2001-10-09
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                 AUGUST 31, 2001


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                 YES [X] NO [ ]

THE REGISTRANT HAD 33,441,786 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


================================================================================

                             INTERVOICE-BRITE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              (In Thousands, Except Share Data)
ASSETS                                                        August 31, 2001  February 28, 2001
                                                              ---------------  -----------------
                                                                (Unaudited)
Current Assets
     Cash and cash equivalents                                   $  16,290         $  15,901
     Trade accounts receivable, net of allowance for
         doubtful accounts of $3,499 in fiscal 2002 and
         $3,642 in fiscal 2001                                      76,765            72,148
     Income tax receivable                                           3,323             3,323
     Inventory                                                      33,594            40,184
     Prepaid expenses and other current assets                      10,350             5,238
     Deferred income taxes                                           4,211             3,968
                                                                 ---------         ---------
                                                                   144,533           140,762
                                                                 ---------         ---------
Property and Equipment
     Building                                                       20,301            20,228
     Computer equipment and software                                47,945            46,316
     Furniture, fixtures and other                                   4,599             4,528
     Service equipment                                               7,387             6,905
                                                                 ---------         ---------
                                                                    80,232            77,977
     Less allowance for depreciation                                47,385            42,037
                                                                 ---------         ---------
                                                                    32,847            35,940
Other Assets
     Intangible assets, net of amortization of $33,676 in
         fiscal 2002 and $26,702 in fiscal 2001                     72,537            79,760
     Other assets                                                      297               299
                                                                 ---------         ---------
                                                                 $ 250,214         $ 256,761
                                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                            $  24,596         $  22,952
     Accrued expenses                                               12,320            16,863
     Customer deposits                                               6,577             7,730
     Deferred income                                                20,491            19,705
     Current portion of long term borrowings                        20,179            18,537
     Income taxes payable                                            5,653             5,117
                                                                 ---------         ---------
                                                                    89,816            90,904
Deferred income taxes                                               20,127            20,127
Long term borrowings                                                19,891            31,100

Stockholders' Equity
Preferred Stock, $100 par value--2,000,000
     shares authorized: none issued
Common Stock, no par value, at nominal
         assigned value--62,000,000 shares
         authorized: 33,441,786 issued and
         outstanding in fiscal 2002, 33,099,647
         issued and outstanding in fiscal 2001                          17                17
     Additional capital                                             57,788            55,671
     Unearned compensation                                            (632)           (1,311)
     Retained earnings                                              67,441            64,308
     Accumulated other comprehensive loss                           (4,234)           (4,055)
                                                                 ---------         ---------
         Stockholders' equity                                      120,380           114,630
                                                                 ---------         ---------
                                                                 $ 250,214         $ 256,761
                                                                 =========         =========


                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                (In Thousands, Except Per Share Data)
                                                         Three Months Ended                     Six Months Ended
                                                     ----------------------------        ----------------------------
                                                     August 31,        August 31,        August 31,        August 31,
                                                        2001              2000              2001              2000
                                                     ----------        ----------        ----------        ----------
Sales
     Systems                                         $  42,455         $  48,523         $  80,897         $  96,619
     Services                                           22,034            23,859            45,098            47,231
                                                     ---------         ---------         ---------         ---------
                                                        64,489            72,382           125,995           143,850
                                                     ---------         ---------         ---------         ---------
Cost of goods sold
     Systems                                            21,287            24,672            39,429            48,260
     Services                                           10,139            11,566            19,789            22,879
                                                     ---------         ---------         ---------         ---------
                                                        31,426            36,238            59,218            71,139
                                                     ---------         ---------         ---------         ---------
Gross margin
     Systems                                            21,168            23,851            41,468            48,359
     Services                                           11,895            12,293            25,309            24,352
                                                     ---------         ---------         ---------         ---------
                                                        33,063            36,144            66,777            72,711

Research and development expenses                        7,060             8,872            14,623            17,889
Selling, general and administrative expenses            18,919            21,336            38,534            43,233
Amortization of goodwill and acquisition
     related intangible assets                           3,435             3,437             6,788             6,911
                                                     ---------         ---------         ---------         ---------

Income from operations                                   3,649             2,499             6,832             4,678

Other income                                               451               603               956               794
Interest expense                                        (1,224)           (1,963)           (2,565)           (4,011)
                                                     ---------         ---------         ---------         ---------
Income before taxes and the cumulative effect
     of a change in accounting principle                 2,876             1,139             5,223             1,461
Income taxes                                             1,151               606             2,090               730
                                                     ---------         ---------         ---------         ---------

Income before the cumulative effect
     of a change in accounting principle                 1,725               533             3,133               731
Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                  --                --                --           (11,850)
                                                     ---------         ---------         ---------         ---------

Net income (loss)                                    $   1,725         $     533         $   3,133         $ (11,119)
                                                     =========         =========         =========         =========

Per Basic Share:
Income before the cumulative effect of
     a change in accounting principle                $    0.05         $    0.02         $    0.09         $    0.02
Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                  --                --                --             (0.36)
                                                     ---------         ---------         ---------         ---------
Net income (loss)                                    $    0.05         $    0.02         $    0.09         $   (0.34)
                                                     =========         =========         =========         =========

Per Diluted Share:
Income before the cumulative effect of
     a change in accounting principle                $    0.05         $    0.02         $    0.09         $    0.02
Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                  --                --                --             (0.34)
                                                     ---------         ---------         ---------         ---------
Net income (loss)                                    $    0.05         $    0.02         $    0.09         $   (0.32)
                                                     =========         =========         =========         =========


                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    (In Thousands)
                                                                                      Three Months Ended       Six Months Ended
                                                                                    ----------------------  ----------------------
                                                                                    August 31,  August 31,  August 31,  August 31,
                                                                                       2001        2000        2001        2000
                                                                                    ----------  ----------  ----------  ----------
Operating Activities
     Income before the cumulative effect of a
         change in accounting principle                                              $  1,725    $    533    $  3,133    $    731
     Adjustments to reconcile income before the cumulative effect of a change in accounting principle to net cash provided by operating activities
     Depreciation and amortization                                                      6,843       7,113      13,289      15,353
     Other changes in operating activities                                               (611)      1,369      (5,412)      2,974
                                                                                     --------    --------    --------    --------
Net cash provided by operating activities                                               7,957       9,015      11,010      19,058

Investing Activities
     Purchases of property and equipment                                               (1,793)     (2,368)     (3,167)     (3,885)
     Other                                                                                 --       2,800          --       2,800
                                                                                     --------    --------    --------    --------
Net cash provided by (used in) investing activities                                    (1,793)        432      (3,167)     (1,085)

Financing Activities
     Paydown of debt                                                                   (3,783)     (5,000)     (9,567)    (25,000)
     Exercise of stock options                                                          1,551         806       2,117       1,821
                                                                                     --------    --------    --------    --------
Net cash used in financing activities                                                  (2,232)     (4,194)     (7,450)    (23,179)

Effect of exchange rates on cash                                                          105         (21)         (4)       (415)
                                                                                     --------    --------    --------    --------

Increase (decrease) in cash and cash equivalents                                        4,037       5,232         389      (5,621)

Cash and cash equivalents, beginning of period                                         12,253      12,410      15,901      23,263
                                                                                     --------    --------    --------    --------

Cash and cash equivalents, end of period                                             $ 16,290    $ 17,642    $ 16,290    $ 17,642
                                                                                     ========    ========    ========    ========


                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                        (In Thousands, Except Share Data)

                                       Common Stock                                                  Accumulated Other
                                  -----------------------   Additional     Unearned      Retained      Comprehensive
                                    Shares        Amount      Capital    Compensation    Earnings          Loss            Total
                                  ----------     --------   ----------   ------------   ----------   -----------------  ----------
Balance at February 28, 2001      33,099,647     $     17   $   55,671    $   (1,311)   $   64,308      $   (4,055)     $  114,630

Net income                                --           --           --            --         3,133              --           3,133

Foreign currency translation
    adjustment                            --           --           --            --            --             322             322

Cumulative effect on prior
    years of adopting
    Statement of Financial
    Accounting Standards
    No. 133, as amended,
    net of tax effect of $261                                                                                 (425)           (425)

Valuation adjustment of
    interest rate swap
    hedge, net of tax effect
    of $46                                                                                                     (76)            (76)

Exercise of stock options            342,139           --        2,117            --            --              --           2,117

Amortization of unearned
    compensation                          --           --           --           679            --              --             679
                                  ----------     --------   ----------    ----------    ----------      ----------      ----------
Balance at August 31, 2001        33,441,786     $     17   $   57,788    $     (632)   $   67,441      $   (4,234)     $  120,380
                                  ==========     ========   ==========    ==========    ==========      ==========      ==========


                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND SIX MONTHS ENDED AUGUST 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2001 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited August 31, 2001 and 2000 consolidated financial statements have been included. Operating results for the three and six month periods ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002, as such results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss) for the second quarters of fiscal 2002 and 2001 was $2.8 million and ($0.8) million, respectively. For the six month periods ended August 31, 2001 and 2000, comprehensive income (loss) was $3.0 million and ($14.7) million, respectively. Total comprehensive income is comprised of net income (loss), foreign currency translation adjustments, the cumulative effect of the adoption in fiscal 2002 of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended, and the adjustment to the carrying value of certain derivative instruments as of May 31 and August 31, 2001. Financial statements of the Company's foreign subsidiaries have been translated into U. S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

In June 2001, the Financial Accounting Standards Board issued new rules on accounting for goodwill and other intangible assets in its Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which become effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. The Company's preliminary estimate is that application of the nonamortization provisions of the Statements will result in an increase in net income in fiscal 2003 of $4.0 million ($0.12 per share). Final results, however, may vary from this preliminary estimate. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of March 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE FOR DERIVATIVES

The Company uses interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. The swap arrangements effectively convert the Company's outstanding floating rate debt to a fixed rate basis through June 2002. Amounts due under the debt facilities totaled $40.1 million and $49.6 million at August 31, 2001 and February 28, 2001, respectively. Interest accrues at variable rates indexed to a combination of the London Interbank Offering Rate, the prime rate and the federal funds rate. The average annual interest rate under the facilities was 6.7% and 9.2% at August 31, 2001 and February 28, 2001, respectively. Prior to March 1, 2001, the Company did not assign a value to the interest rate swaps, and gains and losses from the swaps were included on the accrual basis in interest expense.

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

At March 1, 2001, the Company was a party to swap arrangements with a notional amount of $50 million under which the Company pays interest at a fixed rate of 6.2% and receives interest at the LIBOR three-month rate (5.1% at March 1, 2001). Upon adoption of the Statement, the Company recorded an initial derivative liability included in accrued liabilities of approximately $0.7 million and incurred a charge to other comprehensive loss totaling approximately $0.4 million (net of tax). The charge to other comprehensive loss represents the transition adjustment associated with the cumulative effect on prior years of adopting the Statement. For the six months ended August 31, 2001, the Company increased its derivative liability by $0.3 million to reflect changes in its fair value attributable to the reduction in the LIBOR three-month rate to 3.5% offset by the reduction of the obligation through the payment of scheduled quarterly interest rate swap settlements. During the same period, the Company recorded a net of tax charge to other comprehensive loss of approximately $0.1 million and a charge to interest expense for the ineffective portion of the derivative of approximately $0.2 million. The Company also recognized interest expense during the six months ended August 31, 2001 of approximately $0.4 million related to its quarterly swap settlements.

The interest rate swap arrangements expire in June 2002. Based on current interest rates and scheduled principal repayments, the Company expects to incur interest expense of approximately $0.3 million per quarter for the next three quarters related to the settlement of its swap liability and the reclassification of other comprehensive loss into earnings. The Company will also continue to incur interest expense under the provisions of the credit facilities.

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE FOR REVENUE RECOGNITION

Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. The cumulative effect of the adoption of SAB 101 on prior years resulted in a charge to operations of $11.9 million (after reduction for income taxes of $6.4 million) which is included in results of operations for the three months ended May 31, 2000. For the three and six months ended August 31, 2000, the net effect of the change in accounting was to increase income before the cumulative effect of the accounting change $4.3 million ($0.13 per share) and $8.5 million ($0.25 per share), respectively. For the three and six months ended August 31, 2000, the Company recognized $1.2 million and $17.0 million, respectively, in revenue whose contribution to income is included in the cumulative effect adjustment as of March 1, 2000.

NOTE D - INVENTORIES

Inventories consist of the following (in thousands):

                           August 31, 2001      February 28, 2001
                           ---------------      -----------------
Purchased parts               $24,241               $33,103
Work in progress                7,797                 5,961
Finished goods                  1,556                 1,120
                              -------               -------
                              $33,594               $40,184
                              =======               =======

NOTE E - ACCRUED EXPENSES

Accrued expenses at February 28, 2001 included $1.8 million of severance and related special charges incurred by the Company in the fourth quarter of fiscal 2001. The Company charged payments of $1.2 million and $0.2 million against this accrual during the first and second quarters of fiscal 2002, respectively, and $0.4 million remains accrued at August 31, 2001. In addition, $0.9 million of accrued customer settlement expenses recorded in the fourth quarter of fiscal 2001 in connection with the Company's discontinuance of its Agent Connect product line remain accrued at August 31, 2001.

NOTE F - EARNINGS PER SHARE
         (in thousands except per share data)

                                                   Three Months Ended                  Six Months Ended
                                          August 31, 2001   August 31, 2000  August 31, 2001   August 31, 2000
                                          ---------------   ---------------  ---------------   ---------------
Numerator:

Income before the cumulative
   effect of a change in accounting
   principle                                 $  1,725          $    533          $  3,133          $    731
Cumulative effect on prior
    years of adopting
    SEC SAB No. 101                                --                --                --           (11,850)
                                             --------          --------          --------          --------
Net Income (loss)                            $  1,725          $    533          $  3,133          $(11,119)
                                             --------          --------          --------          --------

Denominator:

Denominator for basic
    earnings per share                         33,245            32,708            33,152            32,624

Employee stock options                          1,509               899             1,326             1,596

Non-vested restricted shares                       39                38                36                50
                                             --------          --------          --------          --------

Dilutive potential common shares                1,548               937             1,362             1,646

Denominator for diluted
    earnings per share                         34,793            33,645            34,514            34,270

BASIC:
Income before the cumulative
    effect of a change in
    accounting principle                     $   0.05          $   0.02          $   0.09          $   0.02
Cumulative effect on prior years
    of adopting SEC SAB No. 101                    --                --                --             (0.36)
                                             --------          --------          --------          --------
Net Income (loss)                            $   0.05          $   0.02          $   0.09          $  (0.34)
                                             ========          ========          ========          ========

DILUTED:
Income before the cumulative
    effect of a change in
    accounting principle                     $   0.05          $   0.02          $   0.09          $   0.02
Cumulative effect on prior years
    of adopting SEC SAB No. 101                    --                --                --             (0.34)
                                             --------          --------          --------          --------
Net Income (loss)                            $   0.05          $   0.02          $   0.09          $  (0.32)
                                             ========          ========          ========          ========

Options to purchase 1,515,937 and 1,595,437 shares of common stock at average prices of $14.67 and $14.49, respectively, were outstanding during the three and six month periods ended August 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common stock during such periods and, therefore, the effect would have been anti-dilutive. Options to purchase 3,319,992 and 79,874 shares at average prices of $12.64 and $20.87, respectively, were excluded from the diluted earnings per share calculations for the three and six month periods ended August 31, 2000 because their prices were greater than the average market price of the Company's common stock during such periods.

NOTE G - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

Beginning in fiscal 2002, the Company has defined two reportable segments: the Enterprise Solutions Division ("ESD") and the Network Solutions Division ("NSD"). The ESD focuses on the interactive voice response (IVR) market in which the Company provides automated customer service and self-help solutions to enterprises and institutions. The NSD focuses on the enhanced telecommunications market in which the Company provides value-added, revenue generating solutions to network service providers. Each division sells integrated systems and related services including system maintenance and software licenses. As a complement to the Company's systems sales, the NSD also provides and manages enhanced network services and IVR applications for customers on an application service provider (ASP) basis.

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

The operating results of the Company's segments for the three and six month periods ended August 31, 2001 and 2000 are as follows (in thousands).

                                               Three Months Ended                    Three Months Ended
                                                 August 31, 2001                      August 31, 2000
                                        --------------------------------    --------------------------------
                                        Enterprise   Network                Enterprise   Network
                                        Solutions   Solutions     Total     Solutions   Solutions     Total
                                        ----------  ---------    -------    ----------  ---------    -------
Systems                                  $24,427     $18,028     $42,455     $25,455     $23,068     $48,523
Services                                   7,630      14,404      22,034       6,139      17,720      23,859
                                         -------     -------     -------     -------     -------     -------
   Total sales to external customers      32,057      32,432      64,489      31,594      40,788      72,382
                                         -------     -------     -------     -------     -------     -------
Systems                                   12,649       8,519      21,168      13,213      10,638      23,851
Services                                   5,189       6,706      11,895       3,320       8,973      12,293
                                         -------     -------     -------     -------     -------     -------
   Total gross margin                     17,838      15,225      33,063      16,533      19,611      36,144
                                         -------     -------     -------     -------     -------     -------
Segment operating expenses                12,075      13,904      25,979      15,195      15,013      30,208
                                         -------     -------     -------     -------     -------     -------
Segment operating income*                $ 5,763     $ 1,321     $ 7,084     $ 1,338     $ 4,598     $ 5,936
                                         =======     =======     =======     =======     =======     =======

                                                  Six Months Ended                       Six Months Ended
                                                   August 31, 2001                        August 31, 2000
                                        -----------------------------------    -----------------------------------
                                        Enterprise    Network                  Enterprise    Network
                                        Solutions    Solutions      Total      Solutions     Solutions      Total
                                        ----------   ---------     --------    ----------    ---------    --------
Systems                                  $ 45,246     $ 35,651     $ 80,897     $ 49,267     $ 47,352     $ 96,619
Services                                   14,901       30,197       45,098       11,992       35,239       47,231
                                         --------     --------     --------     --------     --------     --------
   Total sales to external customers       60,147       65,848      125,995       61,259       82,591      143,850
                                         --------     --------     --------     --------     --------     --------
Systems                                    23,360       18,108       41,468       25,682       22,677       48,359
Services                                   10,502       14,807       25,309        6,321       18,031       24,352
                                         --------     --------     --------     --------     --------     --------
   Total gross margin                      33,862       32,915       66,777       32,003       40,708       72,711
                                         --------     --------     --------     --------     --------     --------
Segment operating expenses                 25,246       27,911       53,157       31,029       30,093       61,122
                                         --------     --------     --------     --------     --------     --------
Segment operating income*                $  8,616     $  5,004     $ 13,620     $    974     $ 10,615     $ 11,589
                                         ========     ========     ========     ========     ========     ========

* Consolidated income from operations includes amortization of goodwill and acquisition related intangible assets of $3,435 and $6,788 for the three and six month periods ended August 31, 2001, respectively, that is not allocated by the Company to individual segments. Such expenses were $3,437 and $6,911 for the same periods of fiscal 2001.

Geographic Operations

The Company's net sales by geographic area were as follows (in thousands):

                                                Three Months Ended                    Six Months Ended
                                       -----------------------------------   ---------------------------------
                                       August 31, 2001     August 31, 2000   August 31, 2001   August 31, 2000
                                       ---------------     ---------------   ---------------   ---------------
Geographic Area Net Sales:
     United States                          $ 34,047          $ 36,226          $ 65,953          $ 70,668
     The Americas (Excluding U.S.)             6,898             1,956            10,460             9,355
     Pacific Rim                               2,651             3,523             3,688             7,130
     Europe, Middle East & Africa             20,893            30,677            45,894            56,697
                                            --------          --------          --------          --------
         Total                              $ 64,489          $ 72,382          $125,995          $143,850
                                            ========          ========          ========          ========

Concentration of Revenue

One Network Solutions Division customer, British Telecom (together with its affiliate BT Cellnet), accounted for approximately 14% and 23% of the Company's sales during the three-month periods ended August 31, 2001 and 2000, respectively. The same customer accounted for 15% and 21% of the Company's sales during the six-month periods ended August 31, 2001 and 2000, respectively. During the three months ended May 31, 2001, the Company extended its managed services contract with British Telecom through July 2003. Under the terms of the extended contract and current exchange rates, BT Cellnet continued to purchase managed services totaling at least $2.6 million per month through July 2001 and will purchase services totaling at least $2.1 million per month for the six month period ending January 2002 and totaling $0.9 million per month thereafter for the remaining term of the contract. No other customer accounted for 10% or more of the Company's sales during the three and six month periods ended August 31, 2001. Another customer accounted for 18% and 10% of the Company's sales during the three and six month periods ended August 31, 2000.

NOTE H - CONTINGENCIES

Customer Dispute

The Company provides certain automated call processing services on a managed services basis for a large domestic telecommunications company. As previously disclosed by the Company, the telecommunications company has asserted that the Company should pay monetary penalties under the managed services contract for failing to achieve certain representations, covenants and specified levels of service. The telecommunications company is also in the process of performing an audit of the Company's records relating to the managed services, as expressly contemplated by the contract. While the Company does not believe that the audit will result in any claims for material amounts, it is possible that the telecommunications company could make such claims and such claims could be material. The telecommunications company recently expressed confidence that if it conducted an exhaustive audit, it would find that the Company issued material amounts of improper credits to the telecommunications company's customers. The Company believes that it did not issue material amounts of improper credit. If the audit ultimately proves that the Company issued such improper credits, the Company could be assessed significant penalties under the managed services contract, but the telecommunications company has not provided the Company with evidence to substantiate its beliefs. The Company has acknowledged that it may owe an immaterial amount as a monetary penalty for failing to adhere to a specific service level, and has denied all other asserted failures under the contract. A reserve has been established to cover the immaterial amount the Company has acknowledged it might owe. The parties recently amended and extended their managed services agreement. The parties are in the process of attempting to negotiate mutually satisfactory agreements to resolve their dispute. There is no assurance that the parties will negotiate mutually acceptable agreements. The telecommunications company has not threatened litigation against the Company in connection with this matter. In the event litigation is instituted against the Company concerning the dispute under the contract, the Company intends to vigorously contest the claims and to assert appropriate defenses. As with any legal proceeding, there is no guarantee that the Company would prevail in any litigation that might be asserted against the Company in connection with the managed services contract.

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

In the matter of Aerotel, Ltd. et al, vs. Sprint Corporation, et al, Cause No. 99-CIV-11091 (SAS), pending in the United States District Court Southern District of New York, Aerotel, Ltd., has sued Sprint Corporation alleging that certain prepaid services offered by Sprint are infringing Aerotel's U.S. Patent No. 4,706,275 ("275 patent"). According to Sprint, the suit originally focused on land-line prepaid services not provided by the Company. Recently, as part of an unsuccessful mediation effort, Aerotel also sought compensation for certain prepaid wireless services provided to Sprint PCS by the Company. As a result of the mediation effort, Sprint has requested that the Company provide a defense and indemnification to Aerotel's infringement claims, to the extent that they pertain to any wireless prepaid services offered by the Company. In response to this request, the Company has offered to assist Sprint's counsel in defending against such claims, to the extent they deal with issues unique to the system and services provided by the Company, and to reimburse Sprint for the reasonable attorneys' fees associated therewith. The trial court has stayed the lawsuit pending certain rulings from the United States Patent and Trademark Office. The Company has received opinions from its outside patent counsel that the wireless prepaid services offered by the Company do not infringe the "275 patent". If the Company does become involved in litigation in connection with the "275 patent", under a contractual indemnity or any other legal theory, the Company intends to vigorously contest any claims that its prepaid wireless services infringe the "275 patent" and to assert appropriate defenses.

Pending Litigation

Several related class action lawsuits have been filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000, the "Class Period." Plaintiffs have filed claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the Petition, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite Voice Systems, Inc., and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

The Company has not been required to answer or otherwise respond to these complaints which have now been consolidated into one proceeding. The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

o The continued availability of suitable non-proprietary computing platforms and system operating software that are compatible with the Company's products.

o Certain components for the Company's products are available only from select suppliers and, as a result, the Company's operating results could be adversely affected if the Company were unable to obtain such components in the future.

o Increasing litigation with respect to the enforcement of patents, copyrights and other intellectual property.

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as British Telecom, which purchases both systems and managed services from the Company. The Company's installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts. Sales to British Telecom accounted for approximately 14% and 23% of the Company's total sales during the three month periods ended August 31, 2001 and 2000, respectively. For the six month periods ended August 31, 2001 and 2000, sales to British Telecom accounted for 15% and 21% of the Company's sales, respectively. British Telecom's managed services contract with the Company was recently extended by eighteen months through July 17, 2003. Under the managed services contract at current exchange rates, BT Cellnet purchased services in a minimum amount of approximately $2.6 million per month through July 17, 2001, and the minimum amount has been reduced to $2.1 million per month for the six month period that commenced July 18, 2001, and will be further reduced to a flat fee of $900,000 per month for the eighteen month period commencing on January 18, 2002. The amounts received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound.

o The Company's ability to successfully qualify, estimate and close "pipeline" opportunities for systems sales during a quarter. See the discussion entitled "Sales" in this "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's "pipeline" of systems sales opportunities.

o Legislative and administrative changes and, in particular, changes affecting the telecommunications industry, such as the Telecommunications Act of 1996.

o The Company's sales are largely dependent upon the strength of the domestic and international economies and, in particular, demand for the types of systems offered by the Company in its primary markets. In this regard, demand for all of the Company's systems is partially dependent upon the general level of demand for telecommunications equipment, computers, software and other technology products. Furthermore, demand for the Company's products offered to telecommunications companies is very dependent upon the general level of demand for telephone switches and other telecommunications equipment for public networks. There are indications that, at least for the short term, demand for such technology products and network-based telecommunications equipment has softened. In addition, the slow down in certain sectors of the economy that followed the attacks by terrorists on September 11, 2001, has increased concerns that demand for the types of products offered by the Company might soften as a result of domestic and global economic and political conditions. It is too soon, however, for the Company to determine whether the recent slow down in certain sectors of the economy will have a material adverse effect on the Company's future financial performance. The Company's revenues are not overly dependent upon sales to the travel, lodging and entertainment industries, which were among the industries most severely affected by the events of September 11, 2001.

o Risks involved in the Company's international distribution and sales of its products, including unexpected and adverse changes in regulatory requirements, unexpected changes in exchange rates, the difficulty and expense of maintaining foreign offices and distribution channels, tariffs and other barriers to trade, the difficulty in protecting intellectual property rights, and foreign governmental regulations that may limit or restrict the sales of the Company's systems. Additionally, changes in foreign credit markets and currency exchange rates may result in requests by many international customers for extended payment terms and may have an adverse impact on the Company's cash flow and its level of accounts receivable.

o The ability of the Company to currently estimate the impact on future earnings of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets which the Company will adopt beginning with fiscal 2003. These Statements will affect the Company's amortization of goodwill and other intangible assets and could require the Company to write off certain of those assets should the Company conclude that the value of such assets has been impaired. See "Item 2 - Amortization of Goodwill and Acquired Intangible Assets."

o The quantity and size of large sales (sales valued at approximately $4 million or more) during any fiscal quarter, which can cause wide variations in the Company's quarterly sales and earnings.

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

o The effect of class action lawsuits alleging securities law violations and other litigation filed against the Company which could negatively affect the Company and its financial condition if adversely determined. See "Item 1 - Legal Proceedings" in Part II for a discussion of these lawsuits.

RESULTS OF OPERATIONS

SALES. The Company's total sales for the second quarter and first six months of fiscal 2002 were $64.5 million and $126.0 million, respectively. Second quarter sales decreased $7.9 million, or 11%, when compared to the same period of fiscal 2001. The Company's Enterprise Solutions Division ("ESD") sales were up $0.5 million while its Network Solutions Division ("NSD") sales were down $8.4 million from the prior year's second quarter totals. Sales during the first six months of fiscal 2002 decreased $17.8 million, or 12%, when compared to the same period of fiscal 2001. The Company's ESD sales were down $1.1 million while its NSD sales were down $16.7 million from the prior year's six-month totals.

Sales and gross margin results for the Company's segments for the three and six month periods ended August 31, 2001 and 2000 are as follows (in millions).

                                                  Three Months Ended                     Three Months Ended
                                                   August 31, 2001                         August 31, 2000
                                          ---------------------------------     ----------------------------------
                                          Enterprise    Network                 Enterprise    Network
                                          Solutions    Solutions      Total      Solutions    Solutions      Total
                                          ----------   ---------      -----     ----------    ---------      -----
Systems                                     $24.5        $18.0        $42.5        $25.4        $23.1        $48.5
Services                                      7.6         14.4         22.0          6.2         17.7         23.9
                                            -----        -----        -----        -----        -----        -----
   Total sales to external customers         32.1         32.4         64.5         31.6         40.8         72.4
                                            -----        -----        -----        -----        -----        -----
Systems                                      12.7          8.5         21.2         13.2         10.6         23.8
Services                                      5.2          6.7         11.9          3.3          9.0         12.3
                                            -----        -----        -----        -----        -----        -----
   Total gross margin                        17.9         15.2         33.1         16.5         19.6         36.1
                                            -----        -----        -----        -----        -----        -----

                                                   Six Months Ended                            Six Months Ended
                                                    August 31, 2001                             August 31, 2000
                                          ------------------------------------      ------------------------------------
                                          Enterprise      Network                   Enterprise     Network
                                          Solutions      Solutions       Total      Solutions     Solutions        Total
                                          ----------     ---------      ------      ----------    ---------       ------
Systems                                     $ 45.2        $ 35.7        $ 80.9        $ 49.2        $ 47.4        $ 96.6
Services                                      14.9          30.2          45.1          12.0          35.2          47.2
                                            ------        ------        ------        ------        ------        ------
   Total sales to external customers          60.1          65.9         126.0          61.2          82.6         143.8
                                            ------        ------        ------        ------        ------        ------
Systems                                       23.4          18.1          41.5          25.7          22.7          48.4
Services                                      10.5          14.8          25.3           6.3          18.0          24.3
                                            ------        ------        ------        ------        ------        ------
   Total gross margin                         33.9          32.9          66.8          32.0          40.7          72.7
                                            ------        ------        ------        ------        ------        ------

ESD system sales in the second quarter and first six months of fiscal 2002 were $24.5 million, down $0.9 million, and $45.2 million, down $4.0 million, respectively, from the prior year's same period totals. ESD systems sales continue to be affected by a lengthening of the overall sales cycle resulting from the transition in customer demand from simpler, touch-tone systems to complex, speech enabled applications. ESD service sales in the second quarter and first six months of fiscal 2002 were $7.6 million and $14.9 million, respectively, an increase of $1.4 million and $2.9 million, respectively, over the same periods from the prior year. The increase was primarily attributable to growth in the Company's sales of extended warranty services. International sales accounted for approximately 15% of the Company's total ESD sales during the second quarter and the first six months of fiscal 2002, respectively, unchanged from the same periods in fiscal 2001.

NSD system sales in the second quarter and first six months of fiscal 2002 were $18.0 million, down $5.1 million or 22%, and $35.7 million, down $11.7 million or 25%, respectively, from the prior year's totals. Contributing factors to the decline in system sales are the rebuilding and training of the sales force and softness in the markets for network-based telecommunications systems. NSD services sales totaled $14.4 million and $30.2 million for the second quarter and first six months of fiscal 2002, down $3.3 million or 19% and $5.0 million or 14% compared to the same periods of fiscal 2001. The decline in NSD service sales is primarily comprised of a reduction in managed services (ASP) revenues attributable to a decrease in the volume of activity processed under certain of the division's ASP contracts. NSD international sales constituted 80% and 78% of the Company's total NSD sales during the second quarter and first six months of fiscal 2002 as compared to 76% and 77% for the same periods of fiscal 2001.

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

The Company uses a system combining estimated sales from its service and support contracts, "pipeline" of systems sales opportunities, and backlog of committed systems orders to estimate sales and trends in its business. Sales for the last three quarters from service and support contracts, including contracts for ASP managed services, have averaged approximately 35% of the Company's quarterly sales. The pipeline of opportunities for systems sales and backlog of systems sales during the same period contributed approximately 35% and 30% of quarterly revenues, respectively.

The Company's service and support contracts range in duration from one month to three years, with many longer duration contracts allowing customer cancellation privileges. The Company's largest services customer is BT Cellnet, which accounted for 38% of service and support sales during the second quarter of fiscal 2002 and 37% of service and support sales during the first six months of fiscal 2002. See "Disclosures Regarding Forward-Looking Statements" for a discussion of BT Cellnet's monthly contractual revenue commitments through July 2003, including reductions in monthly revenue commitments that began in July 2001 and further reductions commencing in January 2002. It is easier for the Company to estimate service and support sales than to measure systems sales for the next quarter because service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. At August 31, 2001, May 31, 2001 and February 28, 2001 the Company's backlog of systems sales was approximately $25.4 million, $31.0 million and $35.0 million, respectively. The Company's pipeline of opportunities for systems sales is the aggregation of its sales opportunities, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide the Company some sales guidelines in its business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. While the Company knows the amount of systems backlog available at the beginning of a quarter, it must speculate on its pipeline of systems opportunities for the quarter. The Company's accuracy in estimating total systems sales for future fiscal quarters is, therefore, highly dependent upon its ability to successfully estimate which pipeline opportunities will close during the quarter.

COST OF GOODS SOLD. Cost of goods sold for the second quarter and first six months of fiscal 2002 was $31.4 million or 49% of sales and $59.2 million or 47% of sales, respectively, as compared to 50% of sales for the same periods of fiscal 2001. ESD systems costs averaged approximately 48% of sales for the second quarter and first six months of fiscal 2002 as well as for the same periods of fiscal 2001. NSD systems costs averaged 53% of sales for the second quarter of fiscal 2002 and 49% of sales for the first six months of fiscal 2002 as compared to 54% of sales and 52% of sales for the same periods of fiscal 2001. ESD services cost of sales was 32% of sales for the second quarter of fiscal 2002, and 30% of sales for the first six months of fiscal 2002, significantly down from 46% of sales for the second quarter of fiscal 2001 and 47% of sales for the first six months of fiscal 2001. ESD services costs for the first six months of fiscal 2001 included a larger than normal charge of $0.5 million (4.2% of services sales) to increase the obsolescence reserve on the division's customer service inventory. The remainder of the improvement resulted primarily from efficiency gains as the division was able to reduce its absolute support costs while serving a larger customer base. NSD services costs were 53% of sales for the second quarter of fiscal 2002 and 51% of sales for the first six months of fiscal 2002, up from 49% for the same periods of fiscal 2001 as a result of the reduction in the volume of ASP services.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the second quarter and first six months of fiscal 2002 were approximately $7.1 million or 11% of the Company's total sales and $14.6 million or 12% of sales, respectively. R&D expenses in comparable periods of fiscal 2001 totaled $8.9 million and $17.9 million, or 12% of sales. Research and development expenses include the design of new products and the enhancement of existing products.

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses during the second quarter and first six months of fiscal 2002 were approximately $18.9 million and $38.5 million, or 29% and

31%, respectively, of the Company's total sales. Such expenses totaled $21.3 million and $43.2 million, respectively, each approximately 30% of the Company's total sales for comparable periods in fiscal 2001. The Company's results continue to reflect the benefits from cost reduction initiatives implemented by the Company during the fourth quarter of fiscal 2001.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Goodwill and intangible assets acquired in the fiscal 2000 merger with Brite Voice Systems, Inc. ("Brite") totaled approximately $104 million with useful lives averaging seven years. Amortization of these assets totaled $3.4 million and $6.8 million for the second quarter and first six months of fiscal 2002, respectively. Such expenses are essentially unchanged from the same periods of the prior year.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. The Company's preliminary estimate is that application of the nonamortization provisions of the Statements will result in an increase in net income in fiscal 2003 of $4.0 million ($0.12 per share). Final results, however, may vary from this preliminary estimate, and any such variance may be material. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of March 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The balance of unamortized goodwill and acquisition related intangibles as of August 31, 2001 that will be subject to the new impairment tests is currently estimated to be $27.1 million.

OTHER INCOME. Other income of $0.5 million and $1.0 million during the second quarter and first six months of fiscal 2002, respectively, was primarily interest income.

INTEREST EXPENSE. Interest expense was $1.2 million and $2.6 million during the second quarter and first six months of fiscal 2002, respectively, versus $2.0 million and $4.0 million for the same periods of the previous fiscal year. The Company reduced its outstanding long term debt by $35 million from August 31, 2000 to August 31, 2001. See "Liquidity and Capital Resources" for a description of the Company's long term borrowings and related interest rate swap arrangements.

INCOME FROM OPERATIONS AND NET INCOME (LOSS). The Company generated operating income and net income of $3.6 million and $1.7 million, respectively, for the second quarter of fiscal 2002 as compared to $2.5 million and $0.5 million, respectively, for the second quarter of fiscal 2001. For the first six months of fiscal 2002, the Company generated operating income and net income of $6.8 million and $3.1 million, respectively. For the first six months of fiscal 2001, the Company generated operating income of $4.7 million, income before the cumulative effect of a change in accounting principle of $0.7 million, and a net loss of $(11.1) million, respectively. The Company's results continue to reflect the benefits from cost reduction initiatives implemented by the Company during the fourth quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES. At August 31, 2001, the Company had cash reserves of $16.3 million and borrowings under the Company's long-term debt facilities of $40.1 million. Net cash provided by operating activities for the second quarter and first six months of fiscal 2002 was $8.0 million and $11.0 million, respectively. Investing activities for the three and six month periods, primarily the purchase of computer equipment and software, used cash of $1.8 million and $3.2 million, respectively. Financing activities included the pay down of debt, which used $3.8 million and $9.6 million of cash during the second quarter and first six months of fiscal 2002, respectively, and the receipt of net proceeds from the exercise of employee stock options which provided $1.6 million and $2.1 million for the second quarter and first six months of fiscal 2002. Net cash flow was a positive $4.0 million for the second quarter and a positive $0.4 million for the first six months of fiscal 2002.

The Company continuously monitors its days sales outstanding (DSO) of accounts receivable. At August 31, 2001, DSO was 107 days, up slightly from 104 days at February 28, 2001. For sales of certain of its more complex, customized systems (generally ones with a sales price of $500,000 or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under the methodology totaled $25.6 million at August 31, 2001, down from $29.5 million at May 31, 2001 and up slightly from $24.1 million at February 28, 2001. The Company expects to bill and collect unbilled receivables as of August 31, 2001 within the next twelve months.

The Company generates a significant percentage of its sales outside of the United States. Certain customers outside the United States are accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer its most creditworthy customers such payment terms. For the quarters ended August 31, 2001 and 2000, customer extended payment terms had no material adverse impact on the Company's DSO. However, there is no assurance such extended payment terms will not adversely impact DSO for the remainder of fiscal 2002 and beyond.

In connection with its plans to sell software solutions that integrate speech and wireless internet technologies, the Company, during the quarter ended August 31, 2001, purchased $1.0 million in software licenses from a vendor and committed to purchase an additional $3.0 million of such licenses during the quarter ending November 30, 2001. Payment for these licenses will be due in the Company's third and fourth fiscal quarters, respectively. The Company expects to resell these licenses during its fiscal year ending February 28, 2003.

The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has $17.5 million available under its $25 million revolving credit facility. The Company reviews share repurchase and acquisition opportunities from time to time. Although the term loan and revolving credit agreement discussed below includes normal and customary provisions which limit the Company's ability to make such repurchases and acquisitions, the Company believes that should an attractive opportunity arise, the Company will be able to access the necessary financial resources to pursue the opportunity and to extinguish any remaining borrowings under its existing credit agreement.

In connection with the merger with Brite, the Company entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan (subsequently reduced to $32.6 million as a result of principal repayments) and a $25 million revolving credit agreement. The term loan agreement is subject to future scheduled repayments of $10.1 million, $20.2 million, and $2.3 million during fiscal 2002, 2003 and 2004, respectively. The revolving credit agreement will expire upon the earlier of the termination of the term loan or August 31, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At August 31, 2001, the Company had $40.1 million of borrowings outstanding under the agreement at an average annual interest rate of 6.7%. Interest under the credit facility accrues at variable rates indexed to combination of the adjusted London Interbank Offering Rate, the prime rate and the federal funds rate. The Company's annual interest cost is also impacted by its interest rate swap contracts which are discussed below.

The Company is a party to interest rate swap arrangements with a notional amount of $50 million under which the Company pays interest at a fixed rate of 6.2% and receives interest at the LIBOR three month rate (3.5% at August 31, 2001). The arrangements expire in June 2002. Based on current interest rates, the Company expects to pay approximately $0.3 million per quarter for the remaining term of the interest rate swap arrangements related to the settlement of such arrangements.

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

The Company's current term loan and revolving credit agreement provides for borrowings of up to $57.6 million which bear interest at variable rates based on the London Interbank Offering Rate, a prime rate or the federal funds rate plus an applicable margin. As of August 31, 2001, the Company had $40.1 million outstanding under the credit agreement. The fair value of the borrowings approximate their carrying value at August 31, 2001.

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

The following table provides information about the Company's credit agreement and its interest rate swap arrangements that are sensitive to changes in interest rates. For the credit agreement, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of August 31, 2001. For interest rate swaps, the table presents the notional amount of the swap arrangements and the weighted-average interest rates anticipated to be in effect on the quarterly settlement dates of the arrangements. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                                                           Fair Value                    Fiscal
                                                      ------------------ ---------------------------------------
(dollars in millions)                                 August 31, 2001      2002*      2003       2004     Total
                                                      ---------------    ---------  ---------  --------- -------
Long-term borrowings, including current portion            $   40.1
     Maturities by fiscal year                                           $ 10.1     $ 20.2     $  9.8     $ 40.1
     Projected weighted average interest rate                               6.7%       6.7%       6.7%

Interest rate swap arrangements (pay fixed/receive
     variable) related to long-term borrowings
     Notional amount                                                     $ 50.0     $ 50.0
     Fixed pay rate                                                         6.2%       6.2%
     Projected average receive rate                                         3.5%       3.5%

* For the six months ending February 28, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Several related class action lawsuits have been filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000, the "Class Period." Plaintiffs have filed claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the Petition, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite Voice Systems, Inc., and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

The Company has not been required to answer or otherwise respond to these complaints which have now been consolidated into one proceeding. The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously.

The Company provides certain automated call processing services on a managed services basis for a large domestic telecommunications company. As previously disclosed by the Company, the telecommunications company has asserted that the Company should pay monetary penalties under the managed services contract for failing to achieve certain representations, covenants and specified levels of service. The telecommunications company is also in the process of performing an audit of the Company's records relating to the managed services, as expressly contemplated by the contract. While the Company does not believe that the audit will result in any claims for material amounts, it is possible that the telecommunications company could make such claims and such claims could be material. The telecommunications company recently expressed confidence that if it conducted an exhaustive audit, it would find that the Company issued material amounts of improper credits to the telecommunications company's customers. The Company believes that it did not issue material amounts of improper credit. If the audit ultimately proves that the Company issued such improper credits, the Company could be assessed significant penalties under the managed services contract, but the telecommunications company has not provided the Company with evidence to substantiate its beliefs. The Company has acknowledged that it may owe an immaterial amount as a monetary penalty for failing to adhere to a specific service level, and has denied all other asserted failures under the contract. A reserve has been established to cover the immaterial amount the Company has acknowledged it might owe. The parties recently amended and extended their managed services agreement. The parties are in the process of attempting to negotiate mutually satisfactory agreements to resolve their dispute. There is no assurance that the parties will negotiate mutually acceptable agreements. The telecommunications company has not threatened litigation against the Company in connection with this matter. In the event litigation is instituted against the Company concerning the dispute under the contract, the Company intends to vigorously contest the claims and to assert appropriate defenses. As with any legal proceeding, there is no guarantee that the Company would prevail in any litigation that might be asserted against the Company in connection with the managed services contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Wednesday, June 27, 2001 in Plano, Texas.

For/Against and Broker Non Votes

Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: David W. Brandenburg, Joseph J. Pietropaolo, George C. Platt, Grant A. Dove and Stanley G. Brannan. The number of votes cast for the election of each of the nominees for director, and the number of abstentions, were as follows: 31,018,682 votes for the election of David W. Brandenburg, with 262,021 abstentions; 30,982,881 votes for the election of Joseph J. Pietropaolo, with 297,822 abstentions; 31,010,495 votes for the election of George C. Platt, with 270,208 abstentions; 30,999,421 votes for the election of Grant A. Dove, with 281,282 abstentions; 30,942,186 votes for the election of Stanley G. Brannan, with 338,517 abstentions. No votes were cast against the election of any nominee for director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the three month period ended August 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 INTERVOICE-BRITE, INC.




Date: October 9, 2001                            By:   /s/ MARK C. FALKENBERG
                                                       -------------------------
                                                       Mark C. Falkenberg
                                                       Chief Accounting Officer