Form 10-Q
period 2001-11-30
INTERVOICE BRITE INC
filed 2002-01-11
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                NOVEMBER 30, 2001


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

                                 YES [X] NO [ ]

THE REGISTRANT HAD 33,735,258 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


================================================================================

                             INTERVOICE-BRITE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                       (In Thousands, Except Share and Per Share Data)
ASSETS                                                      November 30, 2001   February 28, 2001
                                                            -----------------   -----------------
                                                                            (Unaudited)
Current Assets
     Cash and cash equivalents                                $       11,751      $       15,901
     Trade accounts receivable, net of allowance for
         doubtful accounts of $3,233 in fiscal 2002 and
         $3,642 in fiscal 2001                                        75,011              72,148
     Income tax receivable                                             3,323               3,323
     Inventory                                                        38,997              40,184
     Prepaid expenses and other current assets                         6,685               5,238
     Deferred income taxes                                             4,180               3,968
                                                              --------------      --------------
                                                                     139,947             140,762
                                                              --------------      --------------
Property and Equipment
     Building                                                         20,303              20,228
     Computer equipment and software                                  46,143              46,316
     Furniture, fixtures and other                                     4,609               4,528
     Service equipment                                                 7,731               6,905
                                                              --------------      --------------
                                                                      78,786              77,977
     Less allowance for depreciation                                  48,465              42,037
                                                              --------------      --------------
                                                                      30,321              35,940
Other Assets
     Intangible assets, net of amortization of $37,100 in
         fiscal 2002 and $26,702 in fiscal 2001                       68,823              79,760
     Other assets                                                      1,851                 299
                                                              --------------      --------------
                                                              $      240,942      $      256,761
                                                              ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                         $       22,491      $       22,952
     Accrued expenses                                                 14,965              16,863
     Customer deposits                                                 6,200               7,730
     Deferred income                                                  19,174              19,705
     Current portion of long term borrowings                          20,179              18,537
     Income taxes payable                                              1,708               5,117
                                                              --------------      --------------
                                                                      84,717              90,904
Deferred income taxes                                                 20,127              20,127
Long term borrowings                                                  14,846              31,100

Stockholders' Equity
Preferred Stock, $100 par value--2,000,000
     shares authorized: none issued
Common Stock, no par value, at nominal
         assigned value--62,000,000 shares
         authorized: 33,735,258 issued and
         outstanding in fiscal 2002, 33,099,647
         issued and outstanding in fiscal 2001                            17                  17
     Additional capital                                               59,987              55,671
     Unearned compensation                                              (315)             (1,311)
     Retained earnings                                                67,473              64,308
     Accumulated other comprehensive loss                             (5,910)             (4,055)
                                                              --------------      --------------
         Stockholders' equity                                        121,252             114,630
                                                              --------------      --------------
                                                              $      240,942      $      256,761
                                                              ==============      ==============


                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                (In Thousands, Except Per Share Data)
                                                        Three Months Ended                    Nine Months Ended
                                                  ------------------------------      ------------------------------
                                                  November 30,      November 30,      November 30,      November 30,
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
Sales
     Systems                                      $     36,777      $     46,437      $    117,673      $    143,056
     Services                                           21,276            22,178            66,374            69,409
                                                  ------------      ------------      ------------      ------------
                                                        58,053            68,615           184,047           212,465
                                                  ------------      ------------      ------------      ------------
Cost of goods sold
     Systems                                            18,761            21,465            58,190            69,723
     Services                                            8,760            10,990            28,550            33,871
                                                  ------------      ------------      ------------      ------------
                                                        27,521            32,455            86,740           103,594
                                                  ------------      ------------      ------------      ------------
Gross margin
     Systems                                            18,016            24,972            59,483            73,333
     Services                                           12,516            11,188            37,824            35,538
                                                  ------------      ------------      ------------      ------------
                                                        30,532            36,160            97,307           108,871

Research and development expenses                        6,938             8,704            21,561            26,593
Selling, general and administrative expenses            18,964            20,492            57,498            63,725
Amortization of goodwill and acquisition
     related intangible assets                           3,359             3,466            10,147            10,377
                                                  ------------      ------------      ------------      ------------

Income from operations                                   1,271             3,498             8,101             8,176

Other income                                               137               390             1,094             1,184
Interest expense                                        (1,355)           (1,675)           (3,919)           (5,686)
                                                  ------------      ------------      ------------      ------------
Income before taxes and the cumulative effect
     of a change in accounting principle                    53             2,213             5,276             3,674
Income taxes                                                21             1,107             2,111             1,837
                                                  ------------      ------------      ------------      ------------

Income before the cumulative effect
     of a change in accounting principle                    32             1,106             3,165             1,837
Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                  --                --                --           (11,850)
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $         32      $      1,106      $      3,165      $    (10,013)
                                                  ============      ============      ============      ============

Per Basic Share:
Income before the cumulative effect of
     a change in accounting principle             $       0.00      $       0.03      $       0.09      $       0.06
Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                  --                --                --             (0.36)
                                                  ------------      ------------      ------------      ------------
Net income (loss)                                 $       0.00      $       0.03      $       0.09      $      (0.30)
                                                  ============      ============      ============      ============

Per Diluted Share:

Income before the cumulative effect of
     a change in accounting principle             $       0.00      $       0.03      $       0.09      $       0.05
Cumulative effect on prior years of adopting
     SEC Staff Accounting Bulletin No. 101                  --                --                --             (0.34)
                                                  ------------      ------------      ------------      ------------
Net income (loss)                                 $       0.00      $       0.03      $       0.09      $      (0.29)
                                                  ============      ============      ============      ============


                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 (In Thousands)
                                                               Three Months Ended                  Nine Months Ended
                                                         ------------------------------      ------------------------------
                                                         November 30,      November 30,      November 30,      November 30,
                                                             2001              2000             2001               2000
                                                         ------------      ------------      ------------      ------------
Operating Activities
     Income before the cumulative effect of a
         change in accounting principle                  $         32      $      1,106      $      3,165      $      1,837
     Adjustments to reconcile income
         before the cumulative effect of a change in
         accounting principle to net cash provided
         by operating activities
     Depreciation and amortization                              6,310             7,201            19,599            22,554
     Other changes in operating activities                     (6,385)          (10,314)          (11,797)           (7,340)
                                                         ------------      ------------      ------------      ------------
Net cash provided by (used in) operating activities               (43)           (2,007)           10,967            17,051

Investing Activities
     Purchases of property and equipment                       (1,511)           (1,817)           (4,678)           (5,702)
     Other                                                        (81)               --               (81)            2,800
                                                         ------------      ------------      ------------      ------------
Net cash used in investing activities                          (1,592)           (1,817)           (4,759)           (2,902)

Financing Activities
     Paydown of debt                                           (5,045)           (7,500)          (14,612)          (32,500)
     Borrowings                                                    --             7,500                --             7,500
     Exercise of stock options                                  2,199               335             4,316             2,156
                                                         ------------      ------------      ------------      ------------
Net cash provided by (used in) financing activities            (2,846)              335           (10,296)          (22,844)

Effect of exchange rates on cash                                  (58)               46               (62)             (369)
                                                         ------------      ------------      ------------      ------------

Decrease in cash and cash equivalents                          (4,539)           (3,443)           (4,150)           (9,064)

Cash and cash equivalents, beginning of period                 16,290            17,642            15,901            23,263
                                                         ------------      ------------      ------------      ------------

Cash and cash equivalents, end of period                 $     11,751      $     14,199      $     11,751      $     14,199
                                                         ============      ============      ============      ============


                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                        (In Thousands, Except Share Data)


                                     Common Stock                                                  Accumulated Other
                                -----------------------    Additional   Unearned        Retained    Comprehensive
                                  Shares       Amount      Capital     Compensation     Earnings        Loss              Total
                                ----------   ----------   ----------   ------------    ----------  -----------------   ------------
Balance at February 28, 2001    33,099,647   $       17   $   55,671   $     (1,311)   $   64,308   $     (4,055)      $    114,630

Net income                                                                                  3,165                             3,165

Foreign currency translation
    adjustment                                                                                            (1,406)            (1,406)

Cumulative effect on prior
    years of adopting
    Statement of Financial
    Accounting Standards
    No. 133, as amended,
    net of tax effect of $261                                                                               (425)              (425)

Valuation adjustment of
    interest rate swap
    hedge, net of tax effect
    of $14                                                                                                   (24)               (24)

Exercise of stock options          635,611                     4,316                                                          4,316

Amortization of unearned
    compensation                                                                996                                             996
                                ----------   ----------   ----------   ------------    ----------   ------------       ------------
Balance at November 30, 2001    33,735,258   $       17   $   59,987   $       (315)   $   67,473   $     (5,910)      $    121,252
                                ==========   ==========   ==========   ============    ==========   ============       ============




                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED NOVEMBER 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2001 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited November 30, 2001 and 2000 consolidated financial statements have been included. Operating results for the three and nine month periods ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002, as such results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss) for the third quarters of fiscal 2002 and 2001 was $(1.6) million and $0.5 million, respectively. For the nine month periods ended November 30, 2001 and 2000, comprehensive income (loss) was $1.3 million and $(14.2) million, respectively. Total comprehensive income is comprised of net income (loss), foreign currency translation adjustments, the cumulative effect of the adoption in fiscal 2002 of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended, ("Statement No. 133") and the adjustments to the carrying value of certain derivative instruments as of November 30, 2001. Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

In June 2001, the Financial Accounting Standards Board issued new rules on accounting for goodwill and other intangible assets in its Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"), which become effective for fiscal years beginning after December 15, 2001. Under the new rules: 1) goodwill and intangible assets deemed to have indefinite lives will no longer be amortized and 2) such assets will be subject to impairment tests at least annually in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules in the first quarter of fiscal 2003.

The Company's preliminary estimate is that the application of the non-amortization provisions of the Statements will result in an increase in net income in fiscal 2003 of the $4.0 million ($0.12 per share). Final results, however, may vary from this preliminary estimate, and any such variance may be material.

The Company is not in a position to estimate the effect on fiscal 2003 net income resulting from the impairment tests required by the Statements until the tests and any additional required tests are performed during the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. The balance, as of November 30, 2001, of unamortized goodwill and other indefinite lived assets was $25.6 million. The results of the required tests may result in a charge to earnings if any such assets are deemed to be impaired. The Company will not be in a position to determine what impact the impairment tests will have on its fiscal 2003 earnings and financial position until the required tests are completed, however, the impact could be material.

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE FOR DERIVATIVES

Since entering into its current credit facilities in 1999, the Company has used interest rate swap arrangements to hedge the variability of interest payments on its variable rate debt. The swap arrangements have effectively converted the Company's outstanding floating rate debt to a fixed rate basis. Prior to March 1, 2001, the Company did not assign a value to the interest rate swaps, and gains and losses from the swaps were included on the accrual basis in interest expense.

Effective March 1, 2001, the Company adopted Statement No. 133 which requires that the Company record an asset or liability for the fair value of its derivatives and that it mark such asset or liability to market on an ongoing basis. For derivatives, such as the Company's interest rate swaps, which are defined as cash flow hedges, changes to the derivative's market value are initially reported as a component of other comprehensive loss to the extent that the hedge is determined to be effective. Such changes are subsequently reclassified into earnings when the related transaction (the quarterly payment of variable rate interest) affects earnings. Changes in market value attributable to the ineffective portion of a hedge are reported in earnings immediately as incurred.

At March 1, 2001, the Company was a party to swap arrangements with a notional amount of $50 million under which the Company paid interest at a fixed rate of 6.2% and received interest at the three-month London Interbank Offering Rate ("LIBOR") (5.1% at March 1, 2001). Upon adoption of Statement No. 133, the Company recorded an initial derivative liability included in accrued liabilities of approximately $0.7 million and incurred a charge to other comprehensive loss totaling approximately $0.4 million (net of tax). The charge to other comprehensive loss represented the transition adjustment associated with the cumulative effect on prior years of adopting Statement No. 133. During the three and nine month periods ended November 30, 2001, the Company increased its derivative liability by $0.0 million and $0.3 million, respectively, to reflect changes in its fair value attributable to reductions in the LIBOR offset by the reduction of the obligation through the payment of scheduled quarterly interest rate swap settlements. During the same periods, the Company recorded a net of tax charge to other comprehensive loss of less than $0.1 million and charges to interest expense for the ineffective portion of the derivative and the payment of its quarterly swap settlements of approximately $0.5 million and $1.1 million, respectively.

The interest rate swap arrangements were scheduled to expire in June 2002, but in response to the continued downward movement in the LIBOR rate, the Company terminated its swap arrangements in October 2001, retiring the derivative liability and related accrued settlement charges through a cash payment of $1.4 million. Under the provisions of Statement No. 133, the Company will recognize non-cash interest expense of approximately $0.4 million and $0.3 million in its quarters ending February 28, 2002 and May 31, 2002, respectively, as a result of the final reclassifications into earnings of the remaining balance in other comprehensive loss that is related to the derivative agreements. The Company will also continue to incur interest expense under the provisions of the credit facilities.

Amounts due under the credit facilities totaled $35.0 million and $49.6 million at November 30, 2001 and February 28, 2001, respectively. Interest accrues at variable rates indexed to a combination of LIBOR, the prime rate and the federal funds rate. The average annual interest rate under the facilities was 5.9% and 9.2% at November 30, 2001 and February 28, 2001, respectively, and was reduced to 4.8% subsequent to November 30, 2001.

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE FOR REVENUE RECOGNITION

Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. The cumulative effect of the adoption of SAB 101 on prior years resulted in a charge to operations of $11.9 million (after reduction for income taxes of $6.4 million) which is included in results of operations for the three months ended May 31, 2000. For the three and nine months ended November 30, 2000, the net effect of the change in accounting was to increase income before the cumulative effect of the accounting change $3.0 million ($0.09 per share) and $11.5 million ($0.34 per share), respectively. For the three and nine months ended November 30, 2000, the Company recognized $5.0 million and $22.0 million, respectively, in revenue whose contribution to income is included in the cumulative effect adjustment as of March 1, 2000.

NOTE D - INVENTORIES

Inventories consist of the following (in thousands):


                   November 30, 2001  February 28, 2001
                   -----------------  -----------------
Purchased parts      $       28,577     $       33,103
Work in progress              8,262              5,961
Finished goods                2,158              1,120
                     --------------     --------------
                     $       38,997     $       40,184
                     ==============     ==============

NOTE E - RESTRUCTURING ACTIVITIES AND UNUSUAL ITEMS

Accrued expenses at February 28, 2001 included $1.8 million of severance and related special charges incurred by the Company in the fourth quarter of fiscal 2001. The Company charged payments of $1.4 million against this accrual during the nine months ended November 30, 2001. During the third quarter of fiscal 2002, the Company determined that it had settled its severance related obligations for less than originally anticipated, and, accordingly, the Company reversed the remaining accrual of $0.4 million which reduced selling, general and administrative expenses. Accrued expenses at February 28, 2001 also included $0.9 million of accrued customer settlement expenses recorded in the fourth quarter of fiscal 2001 in connection with the Company's discontinuance of its Agent Connect product line. During the third quarter of fiscal 2002, the Company reached settlement with its affected customers for amounts that were less than originally anticipated. As a result of its settlement activities, the Company reversed $0.5 million of accrued settlement expenses which reduced selling, general and administrative expenses and retained $0.4 million in accrued liabilities for settlements to be completed in the fourth quarter of fiscal 2002.

During the third quarter of fiscal 2002, the Company recognized $0.8 million of revenue and pretax profit relating primarily to non-refundable customer deposits received in prior quarters. During the quarter, the Company determined that the orders associated with these deposits had been canceled and that the Company had no remaining unperformed obligations.

NOTE F - EARNINGS PER SHARE

         (in thousands except per share data)


                                                  Three Months Ended                         Nine Months Ended
                                       November 30, 2001    November 30, 2000    November 30, 2001     November 30, 2000
                                       -----------------    -----------------    -----------------     -----------------
Numerator:

Income before the cumulative
   effect of a change in accounting
   principle                             $            32      $         1,106      $         3,165      $         1,837
Cumulative effect on prior
    years of adopting
    SEC SAB No. 101                                   --                   --                   --              (11,850)
                                         ---------------      ---------------      ---------------      ---------------
Net Income (loss)                        $            32      $         1,106      $         3,165      $       (10,013)
                                         ---------------      ---------------      ---------------      ---------------

Denominator:

Denominator for basic
    earnings per share                            33,557               32,807               33,295               32,684

Employee stock options                             1,541                1,370                1,401                1,770

Non-vested restricted shares                          56                   50                   55                   53
                                         ---------------      ---------------      ---------------      ---------------

Dilutive potential common shares                   1,597                1,420                1,456                1,823

Denominator for diluted
    earnings per share                            35,154               34,227               34,751               34,507

BASIC:
Income before the cumulative
    effect of a change in
    accounting principle                 $          0.00      $          0.03      $          0.09      $          0.06
Cumulative effect on prior years
    of adopting SEC SAB No. 101                       --                   --                   --                (0.36)
                                         ---------------      ---------------      ---------------      ---------------
Net Income (loss)                        $          0.00      $          0.03      $          0.09      $         (0.30)
                                         ===============      ===============      ===============      ===============

DILUTED:
Income before the cumulative
    effect of a change in
    accounting principle                 $          0.00      $          0.03      $          0.09      $          0.05
Cumulative effect on prior years
    of adopting SEC SAB No. 101                       --                   --                   --                (0.34)
                                         ---------------      ---------------      ---------------      ---------------
Net Income (loss)                        $          0.00      $          0.03      $          0.09      $         (0.29)
                                         ===============      ===============      ===============      ===============

Options to purchase 1,430,937 and 1,528,437 shares of common stock at average prices of $14.82 and $14.64, respectively, were outstanding during the three and nine month periods ended November 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common stock during such periods and, therefore, the effect would have been anti-dilutive. Options to purchase 2,170,824 and 1,614,374 shares of common stock at average prices of $13.97 and $15.14, respectively, were excluded from the diluted earnings per share calculations for the three and nine month periods ended November 30, 2000, respectively, because their prices were greater than the average market price of the Company's common stock during such periods.

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

The operating results of the Company's segments for the three and nine month periods ended November 30, 2001 and 2000 are as follows (in thousands).


                                                  Three Months Ended                                Three Months Ended
                                                   November 30, 2001                                 November 30, 2000
                                        --------------------------------------------    --------------------------------------------
                                         Enterprise       Network                       Enterprise        Network
                                         Solutions       Solutions         Total         Solutions        Solutions          Total
                                        ------------    ------------    ------------    ------------    ------------    ------------

Systems                                 $     20,421    $     16,356    $     36,777    $     25,613    $     20,824    $     46,437
Services                                       8,068          13,208          21,276           6,360          15,818          22,178
                                        ------------    ------------    ------------    ------------    ------------    ------------
   Total sales to external customers          28,489          29,564          58,053          31,973          36,642          68,615
                                        ------------    ------------    ------------    ------------    ------------    ------------
Systems                                       10,357           7,659          18,016          15,096           9,876          24,972
Services                                       6,102           6,414          12,516           3,640           7,548          11,188
                                        ------------    ------------    ------------    ------------    ------------    ------------
   Total gross margin                         16,459          14,073          30,532          18,736          17,424          36,160
                                        ------------    ------------    ------------    ------------    ------------    ------------
Segment operating expenses                    12,292          13,610          25,902          14,423          14,773          29,196
                                        ------------    ------------    ------------    ------------    ------------    ------------
Segment operating income*               $      4,167    $        463    $      4,630    $      4,313    $      2,651    $      6,964
                                        ============    ============    ============    ============    ============    ============




                                                    Nine Months Ended                                Nine Months Ended
                                                    November 30, 2001                                 November 30, 2000
                                        --------------------------------------------    --------------------------------------------
                                         Enterprise       Network                       Enterprise         Network
                                         Solutions       Solutions         Total         Solutions        Solutions         Total
                                        ------------    ------------    ------------    ------------    ------------    ------------

Systems                                 $     65,666    $     52,007    $    117,673    $     74,880    $     68,176    $    143,056
Services                                      22,969          43,405          66,374          18,352          51,057          69,409
                                        ------------    ------------    ------------    ------------    ------------    ------------
   Total sales to external customers          88,635          95,412         184,047          93,232         119,233         212,465
                                        ------------    ------------    ------------    ------------    ------------    ------------
Systems                                       33,716          25,767          59,483          40,779          32,554          73,333
Services                                      16,603          21,221          37,824           9,961          25,577          35,538
                                        ------------    ------------    ------------    ------------    ------------    ------------
   Total gross margin                         50,319          46,988          97,307          50,740          58,131         108,871
                                        ------------    ------------    ------------    ------------    ------------    ------------
Segment operating expenses                    37,537          41,522          79,059          45,454          44,864          90,318
                                        ------------    ------------    ------------    ------------    ------------    ------------
Segment operating income*               $     12,782    $      5,466    $     18,248    $      5,286    $     13,267    $     18,553
                                        ============    ============    ============    ============    ============    ============


* Consolidated income from operations includes amortization of goodwill and acquisition related intangible assets of $3,359 and $10,147 for the three and nine month periods ended November 30, 2001, respectively, that is not allocated by the Company to individual segments. Such expenses were $3,466 and $10,377 for the same periods of fiscal 2001.

Geographic Operations

The Company's net sales by geographic area were as follows (in thousands):



                                                Three Months Ended                      Nine Months Ended
                                      -------------------------------------   --------------------------------------
                                      November 30, 2001   November 30, 2000   November 30, 2001    November 30, 2000
                                      -----------------   -----------------   -----------------    -----------------
Geographic Area Net Sales:
     United States                      $       30,726      $       38,758      $       96,678      $      109,426
     The Americas (Excluding U.S.)               2,297               3,032              12,757              12,387
     Pacific Rim                                 1,137               2,965               4,825              10,095
     Europe, Middle East & Africa               23,893              23,860              69,787              80,557
                                        --------------      --------------      --------------      --------------
         Total                          $       58,053      $       68,615      $      184,047      $      212,465
                                        ==============      ==============      ==============      ==============

Concentration of Revenue

One Network Solutions Division customer, British Telecom (together with its affiliate BT Cellnet), accounted for approximately 14% and 15% of the Company's sales during the three-month periods ended November 30, 2001 and 2000, respectively. The same customer accounted for 14% and 19% of the Company's sales during the nine-month periods ended November 30, 2001 and 2000, respectively. During the three months ended May 31, 2001, the Company extended its managed services contract with British Telecom through July 2003. Under the terms of the extended contract and at current exchange rates, BT Cellnet continued to purchase managed services totaling at least $2.6 million per month through July 2001, and the Company will recognize revenues of approximately $2.1 million per month for the six month period ending January 2002 and totaling approximately $0.9 million per month thereafter for the remaining term of the contract. No other customer accounted for 10% or more of the Company's sales during the three and nine month periods ended November 30, 2001.

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

Pending Litigation




Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000, the "Class Period." These lawsuits have been consolidated in the case of David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division. Plaintiffs have filed claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the Complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite Voice Systems, Inc., and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

The Company must answer or otherwise respond to these complaints, which have now been consolidated into one proceeding, on or before January 14, 2002. Plaintiffs will then have 45 days to respond. The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously.

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

o The ability of the Company to retain its customer base and, in particular, its more significant customers such as British Telecom, which purchases both systems and managed services from the Company. The Company's installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts. Sales to British Telecom accounted for approximately 14% and 15% of the Company's total sales during the three month periods ended November 30, 2001 and 2000, respectively. For the nine month periods ended November 30, 2001 and 2000, sales to British Telecom accounted for 14% and 19% of the Company's sales, respectively. British Telecom's managed services contract with the Company was extended by eighteen months through July 17, 2003. Under the managed services contract at current exchange rates, BT Cellnet purchased services in a minimum amount of approximately $2.6 million per month through July 17, 2001, and revenues have been reduced to approximately $2.1 million per month for the six month period that commenced July 18, 2001, and will be further reduced to approximately $0.9 million per month for the eighteen month period commencing on January 18, 2002. The amounts received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound.

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

o The Company's sales are largely dependent upon the strength of the domestic and international economies and, in particular, demand for the types of systems offered by the Company in its primary markets. In this regard, demand for all of the Company's systems is partially dependent upon the general level of demand for telecommunications equipment, computers, software and other technology products. Furthermore, demand for the Company's products offered to telecommunications companies is very dependent upon the general level of demand for telephone switches and other telecommunications equipment for public networks. There are indications that, at least for the short term, demand for such technology products and network-based telecommunications equipment has softened. In addition, the slow down in certain sectors of the economy that followed the attacks by terrorists on September 11, 2001, has increased concerns that demand for the types of products offered by the Company might soften as a result of domestic and global economic and political conditions. The Company noted a slowing of general business activity in the period immediately following the September 11, 2001 incident, however, it is too soon for the Company to determine whether the slow down will be sustained and whether it will have a material adverse effect on the Company's future financial performance. The Company's revenues are not overly dependent upon sales to the travel, lodging and entertainment industries, which were among the industries most severely affected by the events of September 11, 2001.

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

RESULTS OF OPERATIONS

SALES. The Company's total sales for the third quarter of fiscal 2002 were $58.1 million, including $0.8 million of revenue and pretax profit relating primarily to non-refundable customer deposits received in prior quarters. During the quarter, the Company determined that the orders associated with these deposits had been canceled and that the Company had no remaining unperformed obligations. Total sales for the nine months ended November 30, 2001 were $184.1 million. Third quarter sales decreased $10.5 million, or 15%, when compared to the same period of fiscal 2001. The Company's Enterprise Solutions Division ("ESD") sales were down $3.5 million or 11% and its Network Solutions Division ("NSD") sales were down $7.0 million or 19% from the prior year's third quarter totals. Sales during the first nine months of fiscal 2002 decreased $28.4 million, or 13%, when compared to the same period of fiscal 2001. The Company's ESD sales were down $4.6 million or 5% while its NSD sales were down $23.8 million or 20% from the prior year's nine-month totals.

Sales and gross margin results for the Company's segments for the three and nine month periods ended November 30, 2001 and 2000 are as follows (in millions).


                                                    Three Months Ended                               Three Months Ended
                                                     November 30, 2001                                November 30, 2000
                                        --------------------------------------------    --------------------------------------------
                                         Enterprise       Network                        Enterprise       Network
                                         Solutions       Solutions         Total         Solutions        Solutions        Total
                                        ------------    ------------    ------------    ------------    ------------    ------------

Systems                                 $       20.4    $       16.4    $       36.8    $       25.6    $       20.8    $       46.4
Services                                         8.1            13.2            21.3             6.4            15.8            22.2
                                        ------------    ------------    ------------    ------------    ------------    ------------
   Total sales to external customers            28.5            29.6            58.1            32.0            36.6            68.6
                                        ------------    ------------    ------------    ------------    ------------    ------------
Systems                                         10.3             7.7            18.0            15.1             9.9            25.0
Services                                         6.1             6.4            12.5             3.6             7.5            11.1
                                        ------------    ------------    ------------    ------------    ------------    ------------
   Total gross margin                           16.4            14.1            30.5            18.7            17.4            36.1
                                        ------------    ------------    ------------    ------------    ------------    ------------


                                                   Nine Months Ended                                 Nine Months Ended
                                                    November 30, 2001                                November 30, 2000
                                        --------------------------------------------    --------------------------------------------
                                         Enterprise       Network                       Enterprise        Network
                                         Solutions       Solutions         Total         Solutions        Solutions         Total
                                        ------------    ------------    ------------    ------------    ------------    ------------

Systems                                 $       65.7    $       52.0    $      117.7    $       74.9    $       68.2    $      143.1
Services                                        23.0            43.4            66.4            18.4            51.0            69.4
                                        ------------    ------------    ------------    ------------    ------------    ------------
   Total sales to external customers            88.7            95.4           184.1            93.3           119.2           212.5
                                        ------------    ------------    ------------    ------------    ------------    ------------
Systems                                         33.7            25.8            59.5            40.8            32.5            73.3
Services                                        16.6            21.2            37.8             9.9            25.6            35.5
                                        ------------    ------------    ------------    ------------    ------------    ------------
   Total gross margin                           50.3            47.0            97.3            50.7            58.1           108.8
                                        ------------    ------------    ------------    ------------    ------------    ------------

ESD system sales in the third quarter and first nine months of fiscal 2002 were, respectively, $20.4 million, down $5.2 million or 20% from the prior year's same period totals, and $65.7 million, down $9.2 million or 12%. ESD systems sales continue to be affected by a lengthening of the overall sales cycle resulting from the transition in customer demand from simpler, touch-tone systems to complex, speech enabled applications and were also affected in the third quarter by a general slowing of business activity following the terrorists attacks of September 11, 2001. ESD service sales in the third quarter and first nine months of fiscal 2002 were $8.1 million and $23.0 million, respectively, an increase of $1.7 million or 27% and $4.6 million or 25%, respectively, over the same periods from the prior year. The increase was primarily attributable to growth in the Company's sales of extended warranty services. International sales accounted for approximately 11% and 14% of the Company's total ESD sales during the third quarter and the first nine months of fiscal 2002, respectively, versus 20% and 17% for the same periods in fiscal 2001.

NSD system sales in the third quarter and first nine months of fiscal 2002 were, respectively, $16.4 million, down $4.4 million or 22% from the prior year's same period totals, and $52.0 million, down $16.2 million or 24%. Contributing factors to the decline in system sales are the rebuilding and training of the sales force and softness in the markets for network-based telecommunications systems. NSD system sales were also affected in the third quarter by a general slowing of business activity following the terrorists attacks of September 11, 2001. NSD services sales totaled $13.2 million and $43.4 million for the third quarter and first nine months of fiscal 2002, down $2.6 million or 17% and $7.6 million or 15% compared to the same periods of fiscal 2001. The decline in NSD service sales is primarily comprised of a reduction in managed services (ASP) revenues attributable to a decrease in the volume of activity processed under certain of the division's ASP contracts. See "Disclosures Regarding Forward-Looking Statements" for a discussion of BT Cellnet's monthly contractual revenue commitments through July 2003, including reductions in monthly revenue commitments that began in July 2001 and further reductions commencing in January 2002. NSD international sales constituted 81% and 79% of the Company's total NSD sales during the third quarter and first nine months of fiscal 2002 as compared to 64% and 73% for the same periods of fiscal 2001.

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

The Company uses a system combining estimated sales from its service and support contracts, "pipeline" of systems sales opportunities, and backlog of committed systems orders to estimate sales and trends in its business. Sales for the last four quarters from service and support contracts, including contracts for ASP managed services, have averaged approximately 35% of the Company's quarterly sales. On average, the pipeline of opportunities for systems sales and backlog of systems sales during the same period contributed approximately 35% and 30% of quarterly revenues, respectively.

The Company's service and support contracts range in duration from one month to three years, with many longer duration contracts allowing customer cancellation privileges. The Company's largest services customer is BT Cellnet, which accounted for 31% of service and support sales during the third quarter of fiscal 2002 and 33% of service and support sales during the first nine months of fiscal 2002. See "Disclosures Regarding Forward-Looking Statements" for a discussion of BT Cellnet's monthly revenue commitments through July 2003, under its managed services contract, including reductions in monthly revenue that began in July 2001 and further reductions commencing in January 2002. It is easier for the Company to estimate service and support sales than to measure systems sales for the next quarter because service and support contracts generally span multiple quarters, and revenues recognized under each contract are generally similar from one quarter to the next.

The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. At November 30, 2001, August 31, 2001. May 31, 2001 and February 28, 2001 the Company's backlog of systems sales was approximately $21.3 million, $25.4 million, $31.0 million and $35.0 million, respectively. As a result of the decline in backlog and the reduction of quarterly revenues under the managed services contract with BT Cellnet, the Company will have to increase sales from its pipeline of opportunities for systems sales and/or other service and support contracts to maintain or increase revenues in future quarters. The Company's pipeline of opportunities for systems sales is the aggregation of its sales opportunities, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide the Company some sales guidelines in its business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. While the Company knows the amount of systems backlog available at the beginning of a quarter, it must speculate on its pipeline of systems opportunities for the quarter. The Company's accuracy in estimating total systems sales for future fiscal quarters is, therefore, highly dependent upon its ability to successfully estimate which pipeline opportunities will close during the quarter.

COST OF GOODS SOLD. Cost of goods sold for the third quarter and first nine months of fiscal 2002 was $27.5 million or 47% of sales and $86.7 million or 47% of sales, respectively, as compared to 47% and 49% of sales for the same periods of fiscal 2001. ESD systems costs averaged approximately 49% of sales for the third quarter and first nine months of fiscal 2002 compared to 41% and 46% for the same periods of fiscal 2001. NSD systems costs averaged 53% of sales for the third quarter of fiscal 2002 and 51% of sales for the first nine months of fiscal 2002 as compared to 53% of sales and 52% of sales for the same periods of fiscal 2001. ESD services cost of sales was 24% of sales for the third quarter of fiscal 2002, and 28% of sales for the first nine months of fiscal 2002, significantly down from 43% of sales for the third quarter of fiscal 2001 and 46% of sales for the first nine months of fiscal 2001. ESD services costs for the first nine months of fiscal 2001 included a larger than normal charge of $0.5 million (3% of services sales) to increase the obsolescence reserve on the division's customer service inventory. The remainder of the improvement resulted primarily from efficiency gains as the division was able to reduce its absolute support costs while serving a larger customer base. NSD services costs were 51% of sales for the third quarter and first nine months of fiscal 2002 compared to 52% and 50% for the same periods of fiscal 2001.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the third quarter and first nine months of fiscal 2002 were approximately $6.9 million or 12% of the Company's total sales and $21.6 million or 12% of sales, respectively. R&D expenses in comparable periods of fiscal 2001 totaled $8.7 million and $26.6 million, or 12% of sales for each period. Research and development expenses include the design of new products and the enhancement of existing products.

SELLING, GENERAL AND ADMINISTRATION EXPENSES. Selling, general and administration expenses during the third quarter and first nine months of fiscal 2002 were approximately $19.0 million and $57.5 million, or 33% and 31%, respectively, of the Company's total sales. Such expenses totaled $20.5 million and $63.7 million, respectively, each approximately 30% of the Company's total sales for comparable periods in fiscal 2001. SG&A expenses in the third quarter of fiscal 2002 were reduced by $0.9 million ($0.02 per diluted share) as a result of the favorable settlement of certain restructuring accruals originally established in fiscal 2001. The Company's results for the nine months ended November 30, 2001 continue to reflect the benefits from cost reduction initiatives implemented by the Company during the fourth quarter of fiscal 2001.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Goodwill and intangible assets acquired in the fiscal 2000 merger with Brite Voice Systems, Inc. ("Brite") totaled approximately $104 million with useful lives averaging seven years. Amortization of these assets totaled $3.4 million and $10.1 million for the third quarter and first nine months of fiscal 2002, respectively. Such expenses are essentially unchanged from the same periods of the prior year.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules: 1) goodwill and intangible assets deemed to have indefinite lives will no longer be amortized and 2) such assets will be subject to impairment test at least annually in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules in the first quarter of fiscal 2003.

The Company's preliminary estimate is that the application of the non-amortization provisions of the Statements will result in an increase in net income in fiscal 2003 of $4.0 million ($0.12 per share). Final results, however, may vary from this preliminary estimate, and any such variance may be material.

The Company is not in a position to estimate the effect on fiscal 2003 net income resulting from the impairment tests required by the Statements until the tests and any additional required tests are performed during the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. The balance, as of November 30, 2001, of unamortized goodwill and other indefinite lived assets was $25.6 million. The result of the required tests may result in a charge to earnings if any of such assets are deemed to be impaired. However, ongoing amortization expense associated with any impaired asset would be reduced. The Company will not be in a position to determine what impact the impairment tests will have on its fiscal 2003 earnings and financial position until the required tests are completed, however, the impact could be material.

OTHER INCOME. Other income of $0.1 million and $1.1 million during the third quarter and first nine months of fiscal 2002, respectively, was primarily interest income.

INTEREST EXPENSE. Interest expense was $1.4 million and $3.9 million during the third quarter and first nine months of fiscal 2002, respectively, versus $1.7 million and $5.7 million for the same periods of the previous fiscal year. The Company reduced its outstanding long term debt by $40 million from November 30, 2000 to November 30, 2001. See "Liquidity and Capital Resources" for a description of the Company's long term borrowings and related interest rate swap arrangements.

INCOME FROM OPERATIONS AND NET INCOME (LOSS). The Company generated operating income and net income of $1.3 million and $0.0 million, respectively, for the third quarter of fiscal 2002 as compared to $3.5 million and $1.1 million, respectively, for the third quarter of fiscal 2001. For the first nine months of fiscal 2002, the Company generated operating income and net income of $8.1 million and $3.2 million, respectively. For the first nine months of fiscal 2001, the Company generated operating income of $8.2 million, income before the cumulative effect of a change in accounting principle of $1.8 million, and a net loss of $10.0 million, respectively. The Company's third quarter results were negatively affected by softness in the Company's sales and were positively affected by the Company's continuing efforts to control operating expenses.

LIQUIDITY AND CAPITAL RESOURCES. At November 30, 2001, the Company had cash reserves of $11.8 million and borrowings under the Company's long-term debt facilities of $35.0 million. Net cash provided by operating activities for the third quarter and first nine months of fiscal 2002 was $0.0 million and $11.0 million, respectively.

Investing activities for the three and nine month periods, primarily the purchase of computer equipment and software, used cash of $1.6 million and $4.8 million, respectively. Financing activities included the pay down of debt, which used $5.0 million and $14.6 million of cash during the third quarter and first nine months of fiscal 2002, respectively, and the receipt of net proceeds from the exercise of employee stock options which provided $2.2 million and $4.3 million for the third quarter and first nine months of fiscal 2002. Net cash flow was a negative $4.5 million for the third quarter and a negative $4.2 million for the first nine months of fiscal 2002.

The Company continuously monitors its days sales outstanding (DSO) of accounts receivable. At November 30, 2001, DSO was 116 days, up from 104 days at February 28, 2001. The increase arises from both the softness in fiscal 2002 third quarter sales and the increase in the Company's international business where more extended payments terms are frequently required as a condition of the sale. In addition, for sales of certain of its more complex, customized systems (generally ones with a sales price of $500,000 or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under the methodology totaled $27.9 million at November 30, 2001, up from $25.6 million at August 31, 2001 and up from $24.1 million at February 28, 2001. The Company expects to bill and collect unbilled receivables as of November 30, 2001 within the next twelve months.

As noted above, the Company generates a significant percentage of its sales outside of the United States. Certain customers outside the United States are accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer its most creditworthy customers such payment terms. Historically, customer extended payment terms have had no material adverse impact on the Company's DSO. However, there is no assurance such extended payment terms will not adversely impact DSO for the remainder of fiscal 2002 and beyond.

In connection with its plans to sell software solutions that integrate speech and wireless internet technologies, the Company purchased $2.8 million and $0.9 million in software licenses from a vendor during the quarters ended November 30, 2001 and August 31, 2001, respectively. Payment for the third quarter purchases will be due in the Company's fourth fiscal quarter. The Company expects to resell these licenses during its fiscal year ending February 28, 2003.

During the third quarter of fiscal 2002, the Company modified its managed services agreement with BT Cellnet by transferring title to certain assets used in the provision of the service to BT Cellnet in exchange for BT Cellnet's assumption of certain responsibilities under the agreement. In connection with this modification, the parties also amended the contract payment terms such that the Company will now receive approximately $0.9 million more in net cash flow from this contract in the fourth quarter of fiscal 2002 and approximately $1.3 million less in net cash flow in the first quarter of fiscal 2003. The amount and timing of revenue recognized in the third fiscal quarter and to be recognized in future quarters on the BT Cellnet managed services contract were not materially changed as a result of these modifications.

In connection with the merger with Brite, the Company entered into a loan agreement with Bank of America and nine other banks to provide a senior secured credit facility amounting to $150 million, including a $125 million term loan (subsequently reduced to $27.5 million as a result of principal repayments) and a $25 million revolving credit agreement. The term loan agreement is subject to future scheduled repayments of $5.0 million, $20.2 million, and $2.3 million during fiscal 2002, 2003 and 2004, respectively. The revolving credit agreement will expire upon the earlier of the termination of the term loan or November 30, 2003. The cash required to service the facilities could have a material impact upon the operating cash requirements of the Company for the foreseeable future. At November 30, 2001, the Company had $35.0 million of borrowings outstanding under the agreement at an average annual interest rate of 5.9%. This variable rate was reduced to 4.8% subsequent to November 30, 2001. Interest under the credit facility accrues at variable rates indexed to a combination of the adjusted LIBOR, the prime rate and the federal funds rate. The Company's annual interest cost and cash flow have also been impacted by its interest rate swap contracts as discussed below.

The Company has historically used interest rate swap contracts to hedge the variability of interest payments on its variable rate debt. As of the beginning of the third quarter of fiscal 2002, the Company was a party to swap arrangements with a notional amount of $50 million under which the Company paid interest at a fixed rate of 6.2% and received interest at the LIBOR three-month rate. The swap arrangements were scheduled to expire in June 2002, but in response to the continued downward movement in the LIBOR rate, the Company paid $1.4 million in October 2001 to terminate the contracts.

The Company believes its cash reserves and internally generated cash flow will be sufficient to meet its operating cash requirements for the foreseeable future. In addition, the Company has $17.5 million available under its $25 million revolving credit facility. The Company reviews share repurchase and acquisition opportunities from time to time. Although, the term loan and revolving credit agreement discussed above includes normal and customary provisions which limit the Company's ability to make such repurchases and acquisitions, the Company believes that should an attractive opportunity arise, the Company will be able to access the necessary financial resources to pursue the opportunity and to extinguish any remaining borrowings under its existing credit agreement.

ASSET AND ORGANIZATIONAL REVIEWS. The Company anticipates reviewing the current and future positioning of all product lines brought forward from its merger with Brite. The Company also anticipates reviewing the ongoing value of the Brite tradename and other separately identifiable intangible assets. It is possible that, as a result of these reviews, the Company might make decisions about its future direction that could cause the Brite tradename and certain of its separately identifiable intangible assets to be impaired and/or to be subject to a shortened useful life. The result of any such decision may result in a charge to earnings if any such assets are deemed to be impaired, with a resulting decrease to ongoing amortization expense. If any such asset is deemed to have only a shortened useful life, there could be an increase to amortization expense. Until the reviews are conducted and any such decisions are made, it is not possible for the Company to determine what impact, if any, such activities may have on its financial position or on earnings in the fourth quarter of fiscal 2002 or in fiscal 2003, however, the impact could be material.

The Company also anticipates a review of its inventories and equipment in the light of any decision it may make as a result of its product line review. The results of such a review may result in a charge to earnings if such assets are deemed to be impaired. Until the reviews are conducted, it is not possible for the Company to determine what impact, if any, the results of the review may have on its financial position or on earnings in the fourth quarter of fiscal 2002 or in fiscal 2003, however, the impact could be material.

The Company continuously monitors its organization for areas to improve efficiencies and reduce expenses. The Company also reviews its facilities utilization for the same purposes. Any decisions made to improve efficiencies or to reduce expenses with respect to the size of the Company's organization or its facilities utilization could result in restructuring charges, which could be material to the Company's financial position or on its earnings in the fourth quarter of fiscal 2002 or in fiscal 2003.

Impact of Inflation

The Company does not expect any significant short term impact of inflation on its financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long term fixed price sales contracts, which should reduce the Company's exposure to inflationary effects.

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

The Company's current term loan and revolving credit agreement provides for borrowings of up to $52.5 million which bear interest at variable rates based on the London Interbank Offering Rate, a prime rate or the federal funds rate plus an applicable margin. As of November 30, 2001, the Company had $35.0 million outstanding under the credit agreement. The fair value of the borrowings approximate their carrying value at November 30, 2001.

The credit agreement matures on August 31, 2003, and the term loan facility is subject to quarterly principal amortization. Due to the magnitude of this credit facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material.

The following table provides information about the Company's credit agreement which is sensitive to changes in interest rates. For the credit agreement, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of November 30, 2001 and as anticipated by the Company.


                                                           Fair Value                        Fiscal
                                                      --------------------    -----------------------------------------
(dollars in millions)                                 November 30, 2001          2002*       2003      2004     Total
                                                      --------------------    ---------   ---------  --------  --------
Long-term borrowings, including current portion            $   35.0
     Maturities by fiscal year                                                $   5.0     $   20.2   $   9.8   $   35.0
     Projected weighted average interest rate                                     4.8%         5.5%      7.5%

* For the three months ending February 28, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000, the "Class Period." These lawsuits have been consolidated in the case of David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division. Plaintiffs have filed claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the Complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite Voice Systems, Inc., and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

The Company must answer or otherwise respond to these complaints, which have now been consolidated into one proceeding, on or before January 14, 2002. Plaintiffs will then have 45 days to respond. The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 First Amended Employment Agreement dated as of October 31, 2001, between the Company and David W. Brandenburg.

         10.2 Second Amendment to Employment Agreement dated as of October 31, 2001, between the Company and Rob-Roy J. Graham.

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three month period ended November 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            INTERVOICE-BRITE, INC.




Date:  January 11, 2002                     By:   /s/ ROB-ROY J. GRAHAM
     ----------------------                       ----------------------
                                                  Rob-Roy J. Graham
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.1              First Amended Employment Agreement dated as of October 31,
                  2001, between the Company and David W. Brandenburg.

10.2              Second Amendment to Employment Agreement dated as of October
                  31, 2001, between the Company and Rob-Roy J. Graham.