Form 10-K
period 2002-02-28
INTERVOICE BRITE INC
filed 2002-05-30
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 30, 2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate Market Value of Common Stock held by Nonaffiliates as of May 24, 2002: $122,569,978

     Number of Shares of Common Stock Outstanding as of May 24, 2002: 34,047,216

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which the document is incorporated:

          (1) Proxy Statement for the 2002 Annual Meeting of
     Shareholders -- Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
          Overview....................................................    1
          Markets.....................................................    2
          Products and Services.......................................    3
          Competition.................................................    4
          Sales and Marketing.........................................    5
          Strategic Alliances.........................................    6
          Backlog.....................................................    6
          Research and Development....................................    6
          Proprietary Rights..........................................    6
          Manufacturing and Facilities................................    7
          Employees...................................................    8
          Merger with Brite Voice Systems, Inc. and Recent
          Financings..................................................    8
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   38
Item 8.   Financial Statements and Supplementary Data.................   39
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   75

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   75
Item 11.  Executive Compensation......................................   75
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   75
Item 13.  Certain Relationships and Related Transactions..............   75

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   75

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     InterVoice-Brite, Inc. is a technology leader in enhanced services for network service providers and automated and interactive information systems for enterprises. The Company operates in two global divisions, each focusing on a separate market. The Company's Network Solutions Division, or NSD, provides products and services that are designed to create opportunities for network carriers and service providers to increase revenue through value-added services and/or reduce costs through automation. The Enterprise Solutions Division, or ESD, provides automated customer service and communications systems that reduce costs and improve customer service levels through enabling accurate and efficient communication and transactions between an enterprise, its customers and its business partners. In addition, NSD and ESD each provides a suite of professional services that supports its installed systems. Services provided include maintenance, implementation, and business and technical consulting services. To further leverage the strong return on investment offered by the Company's systems offerings, both divisions also offer enhanced communications solutions to network and enterprise customers on an outsourced basis as an Application Service Provider, or ASP. For the fiscal year ended February 28, 2002, the Company reported revenues of approximately $211.6 million, with systems and services sales representing approximately 60% and 40% of revenues, respectively.

     The Company is a leading supplier of enhanced services to telecommunications service providers worldwide. NSD offers service providers automated and outsourced value-added systems and services that allow service providers to generate incremental revenue, improve network utilization, retain subscribers and provide product differentiation. Such benefits enable service providers to realize increased return on investment from their existing wireline and wireless infrastructures. NSD solutions include prepaid network services, voice mail, unified messaging, short message service, instant messaging, personal alerts and multi-media information/entertainment portals. NSD markets its products and services through a direct sales force and through certain international distributors. International sales represented approximately 76% of total NSD revenue in fiscal 2002. NSD products and services accounted for approximately 49% of the Company's total revenue in fiscal 2002. Of NSD's total revenue, approximately 47% was derived from systems sales and approximately 53% was derived from the sale of services.

     To date, NSD has deployed enhanced network systems and services in over 50 countries to over 200 service providers including Alltel, AT&T, AT&T Japan, British Telecom (including BT Cellnet), Deutsche Telecom (Germany), E-Plus (Germany), ETB (Colombia), Excel Management, Fiji Telecom (Australia), MMO/Vodafone (Germany), Orange (India), Qwest, Rogers AT&T (Canada), Safaricom (Kenya), SBC, Smartcom (Chile), STC (Saudi Arabia), Stet Hellas (Greece), SwissCom (Switzerland), Turkcell (Turkey), Verizon, and Verizon International (Mexico, Puerto Rico and Venezuela).

     ESD systems enable enterprises to lower operating costs by automating routine business interactions between an enterprise and its customers and business partners. ESD's automated solutions allow enterprises to maximize call center and web infrastructure, reduce operational costs, improve customer satisfaction and enhance product and service differentiation. ESD offers a portfolio of systems and services that enable enterprises to communicate through voice, web, e-mail, facsimile and other forms of communications on a variety of devices including telephones, computers, mobile phones and personal digital assistants (PDAs). The Company has established itself as a leader in voice recognition technology by offering a complete range of products that enable individuals to interact and transact with an enterprise's communications and information systems using only their voices. Also, the Company is the leading provider of interactive voice response, or IVR, systems that permit individuals to use the touch-tone pad on their telephones or their personal computers connected to telephone networks to access information from or provide information to computer databases utilized by businesses.

     Since 1984, ESD has sold more than 21,000 enterprise systems in over 74 countries to blue-chip customers, including Ameritrade, Amtrak, Bank of America, Bank One, Blue Cross/Blue Shield Association,

CIBC, Citigroup, Continental Airlines, E*Trade, FedEx, Fidelity, Fleet/FirstBoston, Ford Motor Company, General Motors, J.P. Morgan Chase, Microsoft, Merck-Medco, Navy Federal Credit Union, Nissan, Pitney Bowes, PNCBank, Sears, United Airlines, Wachovia, and Washington Mutual. ESD markets its products directly and through a network of more than 70 domestic and international distributors. ESD revenues are primarily domestic, with approximately 86% from North America. ESD products and services accounted for approximately 51% of the Company's total revenue in fiscal 2002. Of ESD's total revenue, approximately 72% was derived from systems sales and approximately 28% was derived from the sale of services.

     The Company believes that speech technologies such as natural language recognition, speaker verification and text-to-speech can radically simplify how information is requested and conveyed over telephony networks and the Internet. The Company has placed speech-enabled functionality at the core of its product strategy and is currently integrating a speech-enabled user interface into all of its NSD and ESD product offerings. The Company currently has strategic relationships with several leading speech-recognition technology leaders, including Nuance, Philips, and SpeechWorks. The Company believes that its proven ability to identify and develop new technologies, integrate new applications, and execute strategic alliances with key technology providers has positioned it as a leader in emerging voice-enabled enhanced telecommunications systems and services and voice-enabled interactive information systems. To date, the Company believes it has delivered more speech-enabled applications than any of its competitors.

MARKETS

  NETWORK SEGMENT

     Since mid-2000, telecommunications service providers and network operators have been faced with the challenges of flat or declining revenues, declining profits, overinvestment with little return on investment (ROI), scarce capital, subscriber retention issues and marginal product differentiation. As a result, wireless and wireline carriers have shifted focus from building infrastructure to generating return on existing infrastructure. In this environment, network operators are looking to deploy network services that can reduce subscriber churn, increase average revenue per user, lower costs and improve margins. Value-added network applications such as prepaid services, voicemail, short message service, instant messaging, personal alerts and information or entertainment portals provide incremental revenue streams from existing infrastructure and service differentiation and promote customer retention.

     Furthermore, the Company believes that due to factors such as technology uncertainties, scarce capital, lack of core competencies to manage complex services and uncertain ROI, many service providers and carriers have introduced new purchasing criteria. In addition to traditional decision criteria such as product features, system capacity and reliability, many carriers now require vendors' products to have the ability to integrate with multiple networks and to provide an attractive ROI. Carriers also expect vendors to provide assistance in deploying and managing the services made possible by their systems.

  ENTERPRISE SEGMENT

     Faced with the challenges of fast-paced technological innovations and increasingly mobile and demanding consumers, corporations are struggling to communicate information cost-effectively to their customers when, where, and how their customers want to receive the information. Customer service operations are critical to maintaining and prolonging customer relationships and they are typically very labor intensive and quite costly. Despite the high cost of customer service, enterprises are often limited in reducing expenditures in this area because customer alienation caused by inadequate customer service is even more costly. Automation and interactive communications tools allow enterprises to leverage their existing customer service or call center infrastructures in order to improve customer experience and communication and reduce operating costs. In this environment, companies can gain significant competitive advantage by applying innovative wireless, speech and web technologies to achieve cost savings while enhancing customer satisfaction.

PRODUCTS AND SERVICES

  NETWORK SOLUTIONS DIVISION

     NSD's products and services are designed to enable network carriers and service providers to increase revenue through value-added services and/or reduce costs through automation and outsourcing. NSD markets a suite of payment, messaging and portal products that quickly generate revenue, leverage a carrier's existing infrastructure and deliver a measurable return on investment.

  NETWORK SYSTEMS

     Payment. NSD offers products and services that enable carriers to bill users on a prepaid or postpaid basis. Prepaid payment gives carriers the ability to offer advance payment for telephony services as well as for a wide range of transaction-based events. Prepaid systems are a large growth product for NSD in developing countries with customer credit-worthiness problems. Prepaid payment services include prepaid wireless, prepaid calling cards, residential prepaid and automated operator services. Postpaid systems enable network operators to offer privately branded long-distance calling services to wholesale and retail customers, and allow callers to charge calls to credit/debit cards or calling cards and make collect calls.

  Messaging

     Messaging is a suite of products that allows subscribers to collaborate and communicate more effectively with a variety of services, including voicemail, unified messaging, call notification and short message services. Voicemail features include conditional personal greeting, intelligent call return, mailbox-to-mailbox messaging and multi-network mailboxes. Unified messaging provides a universal mailbox for management of all voice, fax and e-mail messages. Call notify offers a simple and cost-effective notification service for wireless market segments not using voice-messaging services. Short message services allow text messages to be transmitted via telephony networks.

  Portals

     Portal systems are speech-enabled and interface to live or stored multimedia content such as consumer services (news, sports, weather), directory assistance, subscriber self-service and secure commerce transactions. Portal products also can be used to enable automation of self-help applications in the carrier environment such as directory assistance and automated customer service.

  NETWORK SERVICES

     NSD offers a suite of professional services to assist the carrier in the planning, deployment and ongoing maintenance of value-added network services. Consulting and business services include business planning, marketing, technical consulting and service planning. Technology services provide customization of NSD products and integration with third party or partner products. NSD also operates a portfolio of operations support services, including maintenance programs, technical support, monitoring and surveillance and disaster recovery services.

     NSD also offers its products and services on a hosted basis as an ASP. The ASP model is an outsourcing alternative to carriers that are faced with rapidly changing technologies, scarce capital, uncertain returns on investment and a lack of core competencies to deploy and manage complex services. NSD currently serves over six million end-users on an ASP basis from its five secure hosting locations in Cambridge and Manchester in the U.K., Orlando, Florida and Dallas, Texas in the U.S., and Dubai in the UAE.

  ENTERPRISE SOLUTIONS DIVISION

     ESD systems and services allow enterprises to automate critical aspects of customer relationship management, enabling businesses to communicate and execute transactions quickly and easily with customers and business partners. ESD automated solutions allow enterprises to reduce operational costs, improve customer satisfaction, and promote product and service differentiation. Payback periods range from three to twelve months.

     The Company has a large installed base of over 1,600 customers worldwide across multiple industries. In particular, the Company has a significant presence in the banking and financial services market, with greater than 75% market share based on revenue and ports shipped, and includes 49 of the 50 largest U.S. bank holding companies as part of its current customer base. The Company also has a significant share of the transportation and leisure markets.

  ENTERPRISE SYSTEMS

     ESD solutions consist of a portfolio of IVR and interactive alert systems that enable enterprises to communicate with their customers through voice, web, e-mail, facsimile and other forms of communication on a variety of devices, including telephones, computers, mobile phones and PDAs.

  Speech-enabled and Touch-tone IVR

     The Company's IVR systems permit consumer self-service access to a company's information and transactions. Originally providing touch-tone interfaces, the systems have evolved to include sophisticated speech recognition and text-to-speech capabilities that allow callers to make complex inquiries and receive information via voice. Callers can use such systems to access personal balances for bank, credit card or mutual fund accounts; receive stock quotes and execute securities trades; order products; pay bills; enroll for college courses; apply for credit cards; and many other inquiries and transactions. Continued refinements in speech technology such as name and address recognition open up new opportunities for cost savings for functions like address changes and loan applications that have previously been too complex to automate.

  Interactive Alerts

     Interactive alert notification systems send time-critical information to a company's customers, using voice or text transmissions as appropriate, to a variety of devices including wireless phones, PDAs, pagers, PCs (via e-mail) and fax machines. The interactive alerts system monitors corporate database or web-based information and then notifies customers about their accounts and personal information or with news stories, stock prices or weather information. Examples are notification that a bank deposit has cleared, a pharmacy prescription needs renewing or an airline flight has been cancelled. The systems integrate speech recognition with message notification so that the consumer can take action without having to make an additional call or connection.

  ENTERPRISE SERVICES

     ESD also offers its customers a single source for system implementation and ongoing system support to design, initiate and maintain an automated communications system. Services include identifying and designing appropriate customer applications, project management of a customer application, adjustments to user interfaces and vocabularies of speech-driven applications, customer application specification and consulting, technical and maintenance support, and customer training.

     ESD has recently begun to offer its systems solutions on a hosted basis as an ASP to enterprises that wish to outsource voice-enabled solutions for call center applications and web infrastructure. By handling the creation, delivery, management, and monitoring of advanced speech and interactive voice applications and equipment, ESD offers an alternative business model for enterprises that wish to shorten time to market, reduce the demand for skilled IT personnel, or enhance their business continuity strategy with overflow or disaster recovery services.

COMPETITION

     Competition in the enhanced network services market ranges from large telecommunication suppliers offering turnkey, multi-application solutions to "niche" companies that specialize in a particular enhanced service such as prepaid or voicemail. The Company's primary competition in this market are those suppliers such as Comverse Technology and UNISYS and Lucent Technologies that provide a suite of enhanced services. Smaller niche players that compete with the Company in various geographies and/or products include GlenAyre, Lucent/Octel, Tecnomen, Boston Communications Group and SixBell. The Company believes that with its current suite of integrated and interoperable payment, messaging and portal services, its flexible business models, and its professional and technical service offerings, it compares favorably with its competition. However, the Company anticipates that competition from existing and new competitors will continue, and some of the competitors will have greater financial, technological and marketing resources than the Company.

     The enterprise market is fragmented and highly competitive. The Company's major competitors in this market are Avaya, IBM, and Nortel. The principal competitive factors in this market include breadth and depth of solution, product features, product scalability and reliability, client services, the ability to implement solutions, and the creation of a referenceable customer base. The Company believes that its product line of speech-enabled solutions and interactive alerts, combined with its professional and technical services and its extensive customer base, allow it to compete favorably in this market. However, the market is evolving rapidly, and the Company anticipates intensified competition not only from traditional IVR vendors and from emerging vendors with non-traditional technologies and solutions.

SALES AND MARKETING

     NSD products are generally marketed through direct sales channels with a global sales force, although the division does use certain distributors including Ericsson and Siemens in international markets. As of February 28, 2002, NSD had 71 sales managers and representatives consisting of 16 sales managers and representatives in North America and 55 managers and representatives in sales offices around the world. To support its global sales activities, NSD conducts marketing programs, such as advertising, direct marketing, public relations and trade shows, that are defined by regional business units for the Americas; Europe and Middle East; Africa and Asia Pacific.

     ESD markets its products directly and through more than 70 domestic and international distributors. The ESD direct sales force consists of approximately 67 sales managers and representatives in North America and 20 managers and representatives in sales offices around the world. During fiscal 2002, approximately 55% and 45% of total ESD system revenue were attributable to direct sales to end-users and to sales to distributors, respectively.

     ESD enters into arrangements with distributors to broaden distribution channels, to increase its sales penetration to specific markets and industries and to provide certain customer services. Distributors are selected based on their access to the markets, industries and customers that are candidates for ESD products. Major domestic distributors include Aurum Technology, EDS, Fiserv, Nextira One, Norstan, Siemens Business Communications, Sprint, Symitar Systems and Verizon. Major international distributors include Adamnet (Japan), IBM (Europe, Argentina), Information Technology & Data (Turkey), IVRS (Hong Kong, China), Loxbit (Thailand), OLTP Voice (Venezuela), Norstan (Canada), Promotora Kranon (Mexico), Siemens AG (Worldwide), Switch (Chile), Tatung (Taiwan), and Telia Promotor (Sweden).

     Subsidiaries of the Company maintain offices in the U.K., Germany, Switzerland, the Netherlands, the United Arab Emirates, and South Africa to support ESD and NSD sales throughout Europe, the Middle East and Africa. Company offices in Singapore and Tokyo support sales in the Pacific Rim. Latin American sales are supported from the Company's Dallas office and through a subsidiary in Brazil. International revenues were 44%, 48% and 45% of total revenues in fiscal 2002, 2001 and 2000, respectively. See "Disclosures Regarding Forward-Looking Statements" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risks attendant to the Company's international operations.

     See "Note N -- Operating Segment Information and Major Customers" in the notes to the Company's consolidated financial statements in Item 8 of this Form 10-K for additional information on operations by Company segment and geographic area and concentration of revenue.

     In an effort to improve its sales and marketing operations, the Company hired 28 experienced sales personnel during fiscal 2002 and intends to add additional sales personnel during fiscal 2003. As the Company has broadened its product and service offerings and expanded its reach globally, management has recognized the need to establish managerial processes appropriate for the size and complexity of its global sales organization. The Company is currently implementing an Oracle-based CRM customer management tool that will provide management and its sales force with necessary data to allow the Company to better build, track, manage and forecast its active global sales backlog and pipeline. Management believes that the information conveyed by the Oracle system will provide management and its sales force the information necessary to effectively direct the Company's complex global sales organization and will result in increased sales force productivity, enhanced strategy formulation through greater insight into market demand and trends, and increased visibility into the Company's sales pipeline and backlog.

STRATEGIC ALLIANCES

     The Company actively seeks strategic relationships with companies that enhance the Company's technological strength, improve its market position, facilitate shorter time-to-market, enhance its ability to deliver end-to-end solutions, and broaden its market coverage. The Company currently has relationships with several technology leaders, including Nuance, Philips and SpeechWorks for speech technologies, 724 Solutions for wireless Internet and proactive alerts technologies and General Magic for VoiceXML and Java-based
(J2EE) development tools and deployment software. The Company also has strategic relationships with major telecommunications equipment suppliers to distribute its NSD systems worldwide and with over 70 distributors and value-added resellers worldwide to distribute ESD systems.

BACKLOG

     The Company's systems backlog at February 28, 2002 and 2001 and February 29, 2000 was approximately $26 million, $35 million, and $34 million, respectively. The Company expects all existing backlog to be delivered within fiscal 2003. Due to customer demand, many of the Company's sales are completed in the same fiscal quarter as ordered. Thus, the Company's backlog at any particular date may not be indicative of actual sales for any future period.

RESEARCH AND DEVELOPMENT

     Research and development expenses were approximately $29 million and $34 million during fiscal 2002 and 2001, respectively. Such expenses were approximately $61 million during fiscal 2000 and included a $30.1 million charge for in-process research and development incurred in connection with the Company's merger with Brite Voice Systems, Inc. (Brite). See "In-Process Research and Development" below under "Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations". Net of this charge, research and development expenses were approximately $30.9 million during fiscal 2000. Such recurring expenses during fiscal 2002, 2001 and 2000 included the design of new products and the enhancement of existing products. The Company expects to maintain its strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.

PROPRIETARY RIGHTS

     The Company believes that its existing patent, copyright, license and other proprietary rights in its products and technologies are material to the conduct of its business. To protect these proprietary rights, the Company relies on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 28, 2002, the Company owned 57 patents in the United States and in certain foreign countries. In addition, the Company has registered "InterVoice" as a trademark in the United States and in certain foreign countries and has a pending registration for "InterVoice-Brite." Currently, the Company also has 134 registered marks and 97 pending applications for various product and service names worldwide, of which, 32 marks are registered and 18 marks are pending in the United States. The Company's software and other products are generally licensed to customers pursuant to a nontransferable license agreement that restricts the use of the software and other products to the customer's internal purposes. Although the Company's license agreements prohibit a customer from disclosing proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. Furthermore, even in cases where patents are granted, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The occurrence of the unauthorized use of the Company's proprietary information by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition.

     From time to time various owners of patents and copyrighted works send the Company letters alleging that its products do or might infringe upon the owners' intellectual property rights, and/or suggesting that the Company should negotiate a license or cross-license agreement with the owner. The Company's policy is to never knowingly infringe upon any third party's intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. As noted above, the Company currently has a portfolio of 57 patents, and it has applied for and will continue to apply for and receive a number of additional patents to reflect its technological innovations. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement. In certain situations, it might be beneficial for the Company to cross-license certain of its patents for other patents which are relevant to the call automation industry. See "Item 3. Legal Proceedings" for a discussion of certain patent matters.

     The Company believes that software and technology companies, including the Company and others in the Company's industry, increasingly may become subject to infringement claims. Such claims may require the Company to enter into costly license agreements, or result in even more costly litigation. To the extent the Company requires a licensing arrangement, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation instituted against the Company asserting infringement of intellectual property rights. To the extent the Company suffers an adverse judgment, it might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from the Company's customers pursuant to indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available, and if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING AND FACILITIES

     The Company's manufacturing operations consist primarily of the final assembly, integration and extensive testing and quality control of subassemblies, host computer platforms, operating software and the Company's run time software. The Company currently uses third parties to perform printed circuit board assembly, sheet metal fabrication and customer-site service and repair. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments and AT&T Corp., are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company's significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source. Consequently, the Company would be unable to provide products and to service its customers, which would negatively impact its business and operating results.

EMPLOYEES

     As of May 24, 2002, the Company had 959 employees.

MERGER WITH BRITE VOICE SYSTEMS, INC. AND RECENT FINANCINGS

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

  CREDIT FACILITY

     The Company entered into a $125 million term loan facility and into a $25 million revolving credit facility, of which only $10 million was drawn, to finance the merger (as amended, the "Credit Facility"). At February 28, 2002, the Company had $7.5 million outstanding under the revolving credit facility and had paid $102.5 million of the principal balance of the term loan facility, reducing such balance to $22.5 million.

     The term loan under the Credit Facility is subject to quarterly principal amortization. In addition, the Credit Facility is subject to certain mandatory prepayments and commitment reductions tied to the sale of assets, the issuance of debt, the issuance of equity and the generation of excess cash flow for a fiscal year. Certain of these prepayment and commitment reduction requirements are limited by the satisfaction of certain financial ratios.

     The Credit Facility contains certain representations and warranties, certain negative and affirmative covenants and certain conditions and events of default which are customarily required for similar financings. Such covenants include, among others, restrictions and limitations on liens and negative pledges; limitations on mergers, consolidations and sales of assets; limitations on incurrence of debt; limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitations on investments and acquisitions (other than the acquisition of the Company); and limitations on capital expenditures. Key financial covenants based on the Company's consolidated financial statements include minimum net worth, maximum leverage ratio and minimum fixed charges coverage ratio. The Credit Facility also requires a first priority perfected security interest in (i) all of the capital stock of each of the domestic subsidiaries of the Company, and 65% of the capital stock of each of the Company's first tier foreign subsidiaries, which capital stock shall not be subject to any other lien or encumbrance and (ii) subject to permitted liens, all other present and future material assets and properties of the Company and its material domestic subsidiaries (including, without limitation, accounts receivable and proceeds, inventory, real property, machinery and equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles).

     The lenders and the Company entered into forebearance agreements dated March 7, 2002 and March 31, 2002, pursuant to which the lenders granted a temporary waiver through May 31, 2002 of the Company's default under one of four financial covenants, a fixed charge coverage ratio covenant.

     The lenders issued commitment letters to enter into a Consent, Waiver, and Third Amendment to Credit Agreement (the "Third Amendment") to be effective as of May 29, 2002, pursuant to which the lenders will waive the Company's default under the financial covenant. The effectiveness of the Third Amendment is conditioned on funding under the Convertible Notes (described below), which is scheduled for May 30, 2002.

     The Third Amendment will amend the fixed charge coverage ratio covenant and a covenant to maintain a minimum leverage ratio (as described in the Credit Facility) to reflect the Company's current capital structure and liquidity requirements. The Third Amendment also will add a covenant by the Company to maintain a minimum level of EBITDA (as defined in the Credit Facility).

     Pursuant to the Third Amendment, proceeds from the mortgage of the Company's office facilities in Dallas, Texas (see section below entitled "Mortgage Loan") and proceeds from the Company's issuance of Convertible Notes (each of which is discussed below) will be applied to repay all outstanding indebtedness under the term loan, with the remainder applied to the revolving loans. Under the amended Credit Facility, the lenders will agree to continue making revolving loans to the Company up to a revised maximum amount of $12 million through June 1, 2003. The maximum amount of revolving loans that may be outstanding will also be limited by a borrowing base computed on the Company's eligible accounts receivable and eligible inventory securing the revolving loans.

     The Company is not permitted to make principal payments on the Convertible Notes in cash if any amount is outstanding under the Credit Facility. The Credit Facility is cross-defaulted with the Convertible Notes such that a default or the occurrence of certain other events under the Convertible Notes will be a default under the Credit Facility.

     The amended Credit Facility will provide that interest will accrue at a base rate equal to an applicable margin plus the higher of (i) the prime rate or
(ii) the federal funds rate. The applicable margin will be determined in accordance with a schedule to the Credit Facility and by reference to a ratio of the Company's funded debt to EBITDA. The applicable margin will increase 0.5% in each of the Company's fiscal quarters. The Third Amendment will delete provisions that permit the Company to elect an interest rate equal to the London Interbank Offer Rate ("LIBOR") plus the applicable margin.

  CONVERTIBLE NOTES, WARRANTS AND REGISTRATION REQUIREMENTS

     On May 29, 2002, the Company entered into a Securities Purchase Agreement, by and among the Company and the buyers named therein (the "Buyers"), pursuant to which the Buyers agreed to purchase Convertible Notes (the "Convertible Notes"), in an aggregate principal amount of $10.0 million, convertible into shares of the Company's common stock (the "Conversion Shares"), and Warrants (the "Warrants") initially exercisable for an aggregate of 621,303 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $4.0238 per share. Buyers' obligations to purchase the Convertible Notes and Warrants under the Securities Purchase Agreement are subject to execution of the Third Amendment. The following is a summary of the material terms of the Convertible Notes, the Warrants and certain registration requirements:

     Under the Securities Purchase Agreement, the Company has the option, for a period of one month, to issue up to an additional $10 million in convertible notes and accompanying warrants on substantially the same terms as the Convertible Notes and the Warrants.

     The Securities Purchase Agreement obligates the Company to seek shareholder approval, at the Company's next annual meeting, of the issuance of the Convertible Notes and Warrants, with the Company being subject to financial penalties for failure to seek such approval. However, if such approval is sought and not obtained, no penalties will be assessed.

  AMORTIZATION OF CONVERTIBLE NOTES

     The initial Convertible Notes will be repaid in monthly installments ("Installment Amounts") of principal in the amount of $1.0 million, plus accrued interest on the applicable installments at 6% per annum, commencing September 1, 2002, and will be fully amortized by June 30, 2003. At the Company's option, the Installment Amounts may be paid in cash or through a partial conversion of the Convertible Notes through the Company's issuance of common stock at a conversion rate equal to the lesser of (i) 200% of the weighted average trading price for the Company's common stock as reported on the Nasdaq National Market on the issuance date, subject to various adjustments, as set forth in the Form of Note (the "Fixed Conversion Price"), or (ii) 95% of the average of the weighted average trading prices of the Company's common stock during the time period to which the installment relates. In order to preserve the ability to pay the Installment

Amounts in common stock, the Company must comply with several conditions, including maintaining the effectiveness of a registration statement (as more fully described below), complying with the listing requirements of the Nasdaq National Market, timely delivery of common stock upon conversion of the Convertible Notes, and compliance with other requirements under the Convertible Notes, the Securities Purchase Agreement and the Registration Rights Agreement.

     If any principal amount of the Convertible Notes remains outstanding on June 30, 2003, the holders must surrender the Convertible Notes to the Company and the principal amount will be redeemed by payment on such date to the holders of a cash amount equal to the sum of 105% of the principal amount plus accrued interest at 6% per annum with respect to the principal amount.

     In addition, subject to certain conditions, the Company may redeem some or all of the principal amount of the Convertible Notes in excess of current monthly installments for a cash amount equal to the sum of 105% of the principal amount being redeemed plus accrued interest at 6% per annum with respect to the principal amount.

  CONVERSION OF CONVERTIBLE NOTES AT THE OPTION OF THE HOLDER

     Each of the Convertible Notes will be convertible at the option of the holder into that number of shares of common stock equal to (i) the principal amount being converted, plus accrued interest at 6% per annum, divided by (ii) the Fixed Conversion Price in effect at such time. If the Company does not timely effect a conversion of the Convertible Notes, the Company will be subject to certain cash penalties, adjustments to the applicable Fixed Conversion Price and certain other penalties as more fully described in the Form of Note. Moreover, in such case, the holders of the Convertible Notes may require the Company to redeem all of the outstanding principal amount of the Convertible Notes.

     Any holder of the Convertible Notes is prohibited from converting its respective Convertible Notes if, after giving effect to such conversion, the holder would hold in excess of 4.99% of the Company's outstanding common stock following such conversion.

  ACCELERATION AND DEFAULT PROVISIONS IN CONVERTIBLE NOTES

     If certain events, referred to as "Triggering Events," occur, the holders of the Convertible Notes may cause the Company to redeem the Convertible Notes in cash at a price equal to the greater of (i) 125% of the principal amount, plus accrued interest at 6% per annum and (ii) the number of shares of common stock issuable upon conversion multiplied by the weighted average price of the common stock on the trading day immediately preceding such event. Circumstances under which the holders may redeem the Convertible Notes include, without limitation, the failure to obtain and/or maintain the effectiveness of a registration statement, suspension from trading or the failure to be listed for a period of 5 consecutive trading days or for more than 10 trading days in any 365-day period, the failure to timely deliver shares of common stock and a material breach by the Company under the transaction documents.

     If the Company is unable to effect a redemption as a result of a Triggering Event, the holders are entitled to void their redemption notices and receive a reset of their applicable Fixed Conversion Price to the lesser of (i) the Fixed Conversion Price as in effect on the date on which the holder delivers notice to the Company of its intent to void the redemption notice and (ii) the lowest weighted average price of the Company's common stock during the period beginning on the date on which the notice of redemption is delivered to the Company and ending on the date the holder delivers notice to the Company of its intent to void the redemption notice.

     If the Company is unable to redeem all of the Convertible Notes submitted for redemption, the Company must (i) redeem a pro rata amount from each holder of the Convertible Notes and (ii) pay to the holders interest at the rate of 2.0% per month with respect to the unredeemed principal amount until paid in full.

     Upon a Change of Control (as defined in the Convertible Notes) of the Company, the holders of the Convertible Notes have the right to require the Company to redeem all or a portion of the principal amount at a price equal to the greater of (i) the sum of (A) 115% of such principal amount, plus (B) accrued interest at 6% per annum, and (ii) the number of shares of common stock issuable upon conversion multiplied by the arithmetic average of the weighted average prices of the common stock during the 5 trading days immediately preceding such date.

     If an Event of Default (as defined in the Convertible Notes) occurs, the holders of the Convertible Notes may declare the Convertible Notes, including all amounts due thereunder, to be due and payable immediately. Such amount shall bear interest at the rate of 2.0% per month until paid in full. If the Company does not timely pay the amounts due, the holders of the Convertible Notes may void the acceleration and the Fixed Conversion Price shall be adjusted to the lesser of (i) the Fixed Conversion Price as in effect on the date on which the holders of the Convertible Notes notify the Company of their intent to void the acceleration and (ii) the lowest weighted average price of the Company's common stock during the period beginning on the date on which the Convertible Notes became accelerated and ending on the date on which the holders of the Convertible Notes notify the Company of their intent to void the acceleration. The Events of Default include a default in payment of any principal amount of the Convertible Notes, failure to comply with a material provision of the Convertible Notes, payment defaults with respect to certain indebtedness and initiation of bankruptcy proceedings.

  WARRANTS

     In connection with the sale of the Convertible Notes, the Company issued Warrants to the Buyers. The Warrants give the holders the right to purchase from the Company, for a period of three years, an aggregate of 621,303 shares of the Company's common stock for $4.0238 per share as of the date of issuance. Both the number of Warrants and the exercise price of the Warrants are subject to anti-dilution adjustments as set forth in the Warrants. If the Company is prohibited from issuing Warrant Shares under the rules of the Nasdaq National Market, the Company must redeem for cash those Warrant Shares which cannot be issued at a price per Warrant Share equal to the difference between the weighted average market price of the Company's common stock on the date of attempted exercise and the applicable exercise price.

  REGISTRATION REQUIREMENTS

     The Company and the Buyers also entered into a Registration Rights Agreement, dated as of May 29, 2002 (the "Registration Rights Agreement"), pursuant to which the Company has agreed to prepare and file by June 14, 2002 a registration statement covering the resale of the Conversion Shares and the Warrant Shares. The Company is required to have the Registration Statement declared effective within 120 days of the issuance date. The Company is required to pay cash penalties (as set forth in the Registration Rights Agreement) to the holders of the Notes if the registration statement is not filed or not declared effective as of those dates. The failure to have the Registration Statement declared effective within 150 days of the issuance date is also a "Triggering Event" for purposes of the Convertible Notes.

MORTGAGE LOAN

     Effective May 29, 2002, the Company executed and delivered a deed of trust and promissory note in favor of Beal Bank, S.S.B., for a mortgage loan of $14 million secured by a first lien on the Company's office facilities in Dallas, Texas. The mortgage loan is a three year balloon note, bearing interest, payable monthly, at the greater of 10.5% or the prime rate plus 2.0%. Proceeds from the mortgage loan will be applied to reduce loans under the Credit Facility. The lenders under the Credit Facility entered into an agreement with Beal Bank, S.S.B. subordinating their lien on the Dallas, Texas facilities for purposes of the mortgage loan.

USE OF PROCEEDS

     All $14 million of proceeds from the mortgage loan by Beal Bank, S.S.B., and all $10 million of proceeds from the sale of the Convertible Notes (less certain expenses), will be applied to repay outstanding indebtedness under the Credit Facility. The mandatory prepayments will repay all term loans and $6 million in revolving loans will remain outstanding under the Credit Facility. If the sale of the Wichita facilities (described in Item 2 of this report) for $2.0 million does close, proceeds will be applied to reduce revolving loans outstanding under the Credit Facility on the date of closing.

ITEM 2.  PROPERTIES

     The Company owns approximately 225,000 square feet of manufacturing and office facilities in Dallas, Texas and approximately 40,000 square feet of office space in Wichita, Kansas, which the Company has agreed to sell for $2.0 million. The Company leases approximately 267,000 square feet of office space as follows:

                                                              SQUARE FEET
                                                              -----------
Allen, Texas................................................    130,000
Manchester, United Kingdom..................................     48,000
Orlando, Florida............................................     47,000
Cambridge, United Kingdom...................................     12,000
Other domestic and international locations..................     30,000

(See "Merger with Brite Voice Systems, Inc. and Related Financing" under Item 1. Business for a discussion of encumbrances on the Company's assets to secure the Company's senior loan facilities).

     During the fourth quarter of fiscal 2002, the Company announced that it would forego expansion into existing leased space in Allen, Texas. The Company will attempt to sublease such space for the remaining lease term. The Company also announced its intention to close its Wichita, Kansas facility. In April 2002, the Company entered into an agreement to sell the Wichita facility to a third party for $2.0 million. Closing is expected as early as May 2002. In March 2002, the Company announced plans to close its leased office in Chicago.

ITEM 3.  LEGAL PROCEEDINGS

CUSTOMER DISPUTE

     In May 2002, the Company and a large domestic telecommunications company signed a settlement agreement that resolved previously disclosed assertions by the telecommunications company that the Company should pay monetary penalties under a managed services contract for failing to achieve certain representations, covenants and specified levels of service. The settlement had no material financial impact to the Company.

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

     None of the Company's customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. In the matter of Katz Technology Licensing, LP v. Verizon Communications Inc., et al, No. 01-CV-5627, pending in U.S. District Court, Eastern District of Pennsylvania, RAKTL has alleged that Verizon Communications, Inc. ("Verizon") and certain of its affiliates infringe patents held by RAKTL. From 1997 until November of 2001 the Company's wholly owned subsidiary, Brite, provided prepaid services to an affiliate of Verizon under a managed services contract. The affiliate, which is named as a defendant in the lawsuit, recently notified Brite of the pendency of the lawsuit and referenced provisions of the managed services contract which require Brite to indemnify the affiliate against claims that its services infringe a patent. The claims in the lawsuit make general references to prepaid services and a variety of other services offered by Verizon and the affiliate but do not refer to Brite's products or services. The Company has informed the affiliate that it can find no basis for an indemnity obligation under the expired contract.

     Even though RAKTL has not alleged that a product provided by the Company infringes a RAKTL patent, it is always possible that RAKTL may do so. In the event that a Company product becomes the subject of litigation, a customer could attempt to invoke the Company's indemnity obligations under the applicable agreement. As with most sales contracts with suppliers of computerized equipment, the Company's contractual indemnity obligations are generally limited to the products and services provided by the Company, and generally require the customer to allow the Company to have sole control over any litigation and settlement negotiations with the patent holder. The customers who have received letters from RAKTL generally have multiple suppliers of the types of products that might potentially be subject to claims by RAKTL.

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

     In the matter of Aerotel, Ltd. et al, vs. Sprint Corporation, et al, Cause No. 99-CIV-11091 (SAS), pending in the United States District Court, Southern District of New York, Aerotel, Ltd., has sued Sprint Corporation alleging that certain prepaid services offered by Sprint are infringing Aerotel's U.S. Patent No. 4,706,275 ("275 patent"). According to Sprint, the suit originally focused on land-line prepaid services not provided by the Company. As part of an unsuccessful mediation effort, Aerotel also sought compensation for certain prepaid wireless services provided to Sprint PCS by the Company. As a result of the mediation effort, Sprint has requested that the Company provide a defense and indemnification to Aerotel's infringement claims, to the extent that they pertain to any wireless prepaid services offered by the Company. In response to this request, the Company has offered to assist Sprint's counsel in defending against such claims, to the extent they deal with issues unique to the system and services provided by the Company, and to reimburse Sprint for the reasonable attorneys' fees associated therewith. The trial court has stayed the lawsuit pending certain rulings from the United States Patent and Trademark Office. The Company has received opinions from its outside patent counsel that the wireless prepaid services offered by the Company do not infringe the "275 patent". If the Company does become involved in litigation in connection with the "275 patent", under a contractual indemnity or any other legal theory, the Company intends to vigorously contest any claims that its prepaid wireless services infringe the "275 patent" and to assert appropriate defenses.

PENDING LITIGATION AND ARBITRATION PROCEEDINGS

     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:

     Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000, the "Class Period." Plaintiffs have filed claims under sec.sec. 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

     The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously. The Company has responded to these complaints, which have now been consolidated into one proceeding, by filing a motion to dismiss the complaint in the consolidated proceeding. The Company has asserted that the complaint lacks the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company has requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs have responded to the Company's request for dismissal, and the Company is preparing to file a supplemental brief while awaiting a ruling by the Court. All discovery and other pleadings not related to the dismissal have been stayed pending resolution of the Company's request to dismiss the complaint.

     On or about April 26, 2002, Telemac Corporation ("Telemac") commenced an arbitration proceeding in the Los Angeles, California, office of JAMS against the Company and InterVoice Brite Ltd. and Brite Voice Systems, Inc., JAMS Case No. 1220026278, claiming fraud, negligent misrepresentation and breach of contract in connection with formation of and performance under certain agreements between the Company, and/or its alleged predecessors, and Telemac, and seeking compensatory damages of approximately $58 million, punitive damages and attorneys' fees and other costs and fees. Telemac's allegations arise out of the negotiations and terms of the Amended and Restated Prepaid Phone Processing Agreement between Telemac and Brite Voice Systems Group, Ltd., dated November 1, 1998, and certain amendments thereto under which Telemac licensed prepaid wireless software for use in various markets and exploited in the United Kingdom under agreement with Cellnet, a provider of wireless telephony in the United Kingdom.

     The Company and Telemac have selected as arbitrator Justice William A. Masterson (Ret.) formerly of the California Court of Appeal and the Los Angeles County Superior Court, although Justice Masterson has not yet agreed to serve. No date has been set for commencement of the arbitration hearing. The Company's response to Telemac's allegations is due June 4, 2002. The Company acknowledges it may owe an immaterial amount for certain software development services rendered by Telemac. With the exception of these immaterial amounts, the Company believes that the claims asserted by Telemac are without merit. The Company further believes it has meritorious defenses and intends to vigorously defend the arbitration.

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

     High and low share prices as reported on the NASDAQ National Market are shown below for the Company's fiscal quarters during fiscal 2002 and 2001.

FISCAL 2002 QUARTER                                            HIGH     LOW
-------------------                                           ------   ------
1st.........................................................  $12.49   $ 7.25
2nd.........................................................  $13.45   $10.36
3rd.........................................................  $15.67   $ 9.85
4th.........................................................  $17.99   $ 4.98

FISCAL 2001 QUARTER                                            HIGH     LOW
-------------------                                           ------   ------
1st.........................................................  $38.06   $13.13
2nd.........................................................  $15.25   $ 5.94
3rd.........................................................  $13.75   $ 7.69
4th.........................................................  $11.63   $ 6.13

     There were approximately 767 shareholders of record and approximately 11,300 beneficial shareholders of the Company at May 24, 2002. On May 24, 2002 the closing price of the Common Stock was $3.60.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein and in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below.

                                                    FISCAL YEAR ENDED FEBRUARY 28 OR 29
                                               ---------------------------------------------
                                               2002*    2001**   2000***    1999    1998****
                                               ------   ------   -------   ------   --------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales........................................  $211.6   $274.7   $286.2    $136.9    $102.3
Income (Loss) from Operations................   (51.6)     0.4      0.3      29.1      (8.4)
Income (Loss) Before the Cumulative Effect of
  a Change in Accounting Principle...........   (44.7)     9.5    (14.8)     20.2      (5.1)
Net Income (Loss)............................   (44.7)    (2.3)   (14.8)     20.2      (5.1)
Total Assets.................................   175.4    256.8    303.0     111.5      84.9
Current Portion of Long Term Debt............     6.0     18.5     25.0        --        --
Long Term Debt, Net of Current Portion.......    24.0     31.1     75.0       5.0        --
Per Diluted Common Share:
  Income (Loss) Before the Cumulative Effect
     of a Change in Accounting Principle.....   (1.34)    0.28    (0.49)     0.68     (0.17)
  Net Income (Loss)..........................   (1.34)   (0.07)   (0.49)     0.68     (0.17)
Shares Used in Per Diluted Common Share
  Calculation................................    33.4     34.3     30.5      29.8      31.0

---------------

   * Fiscal 2002 loss from operations was impacted by special charges of $33.4 million related to the streamlining of product lines, the write down of excess inventories and non-productive assets, the closure of certain facilities, and staffing reductions (see "Special Charges" under Item 7). Without these special charges, the loss from operations would have been $(18.2) million, and the net loss would have been $(13.2) million. The classification of debt outstanding at February 28, 2002 is based on refinancing transactions completed subsequent to February 28, 2002. See "Liquidity and Capital Resources" under Item 7.

  ** Fiscal 2001 loss from operations was impacted by special charges of $8.2 million related to changes in the Company's organizational structure and product offerings (see "Special Charges" under Item 7). Without these special charges, income from operations would have been $8.6 million. Income before the cumulative effect of a change in accounting principle was impacted by these special charges of $8.2 million ($5.4 million net of taxes) and by a $21.4 million ($13.8 million net of taxes) gain on the sale of SpeechWorks International, Inc. common stock (see "Other Income" under
     Item 7). Sales, income from operations, income before the cumulative effect of a change in accounting principle and net loss also were affected by a change in the Company's method of accounting for revenue recognition. (See "Sales" and "Income (Loss) from Operations and Net Income (Loss)" under
     Item 7).

 *** Fiscal 2000 income from operations and net loss were impacted by special charges of $15.0 million including: $9.1 million reported in cost of goods sold relating to a comprehensive cross-license agreement with an affiliate of Lucent Technologies, Inc. and provisions for inventories and certain intangible assets made obsolete by the Company's merger with Brite; and $5.9 million reported in selling, general and administrative expenses relating to severance payments to employees of the Company made redundant as a result of the merger with Brite, and charges to bad debts relating to the impairment of certain foreign accounts receivables and the cancellation of certain customer trade-in obligations. The Company also wrote off $30.1 million of the acquisition cost for Brite as in-process research and development. Without these items, fiscal 2000 income from operations would have been $45.4 million and net income would have been $25.1 million, or $0.77 per diluted share.

**** Fiscal 1998 net sales, loss from operations and net loss were impacted by adoption of the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2), tightening of certain of the Company's credit practices, and special charges of $7.4 million. Special charges of $1.6 million reported in selling, general and administrative expenses include severance expenses associated with certain personnel matters, including the resignation of the Company's former President and Chief Operating Officer, and accounts receivable write-offs related to certain cancellations of service contracts. Special charges reported in cost of goods sold totaled $4.0 million for asset write-offs, including provisions for inventory obsolescence in light of a migration of the Company's customers to its NSP-5000 platform and provisions for the impairment of certain intangible assets. The Company also expensed, as in-process research and development, $1.8 million of the purchase price of the ESP product line purchased from Integrated Telephony Products, Inc. Without these items, net sales in fiscal 1998 would have been $107.8 million, income from operations would have been $2.6 million, and net income would have been $2.4 million, or $0.08 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business" and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations and industry conditions, are forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

     - The Company's issuance of Convertible Notes and Warrants could substantially dilute the interests of the existing shareholders. The $10 million in Convertible Notes issued by the Company in May 2002 are convertible by the holders into common stock at any time prior to their maturity in June 2003 at an initial conversion price of 200% of the weighted average price of the Company's common stock on the date of issuance. Moreover, the conversion price of the Convertible Notes could be lowered, perhaps substantially, in a variety of circumstances, including the Company's issuance of common stock below the holders' conversion price (either directly or in connection with the issuance of most securities convertible into, or exercisable for, common stock), the Company's failure to comply with specific registration and listing obligations applicable to the common stock into which the Convertible Notes are convertible, and other breaches by the Company of its obligations to the note holders. Correspondingly, the Company issued to the note holders in May 2002 three-year Warrants entitling the warrant holders to purchase an aggregate of 621,303 shares of the Company's common stock at an exercise price of $4.0238 per share. Both the number of Warrants and the exercise price are subject to adjustments that could make them further dilutive to existing shareholders. Neither the notes nor the Warrants establishes a "floor" limiting reductions in, respectively, the conversion price of the Convertible Notes or the exercise price of the Warrants that may occur under certain circumstances. Correspondingly, there is no "ceiling" on the number of Warrants that may be issuable under certain circumstances under the antidilution adjustments in the Warrants.

     - The Company is required to pay its outstanding loans under the Credit Facility before any installment of principal on the Convertible Notes is paid in cash and therefore the required payments in stock could be dilutive to the Company's shareholders and such dilution could be made worse by the note and warrantholders' hedging activities. The Company's revolving credit facility prohibits the Company from paying any installments on the Convertible Notes in cash at any time the Company has indebtedness outstanding under the Credit Facility. Under such circumstances the Company will effectively be required to "pay" installments on the Convertible Notes through a partial conversion of the Convertible Notes into common stock. The conversion price, subject to certain anti-dilution adjustments, would be the lower of (i) 200% of the weighted average trading price for the Company's common stock as reported on the Nasdaq National Market on the issuance date or (ii) 95% of the average of the weighted average trading prices of the Company's common stock during the time period to which the installment relates. Since the Company's inability to pay installments in cash would most likely occur when it is experiencing unsatisfactory operating results and lower trading prices for its common stock, the number of shares required to "pay" an installment in a partial conversion of the Convertible Notes could increase significantly, with the resultant dilution further depressing the Company's stock price. Moreover, the note and warrant holders may hedge their positions in the Company's stock through shorting the Company's stock, which could further adversely affect the stock price. This hedging activity and its effect on the stock price could increase the number of shares required to be issued on the next installment date.

     - Any failure by the Company to satisfy its registration, listing and other obligations with respect to the common stock underlying the Convertible Notes and the Warrants could result in adverse consequences, including acceleration of the Convertible Notes. The Company is required to file a registration statement covering the common stock underlying the Convertible Notes and the Warrants by June 14, 2002 and cause it to become effective by September 27, 2002 and, subject to certain exceptions, maintain its effectiveness until the underlying common stock is no longer restricted for federal securities law purposes. The Company is subject to various penalties for failure to meet its registration obligations and the related stock exchange listing for the underlying common stock, including cash penalties and forced redemption of the Convertible Notes at the greater of (i) 125% of the principal amount plus interest or (ii) the product of the "conversion rate" (the amount of principal and interest being redeemed divided by the conversion price) multiplied by the weighted average price of the Company's common stock on the trading day immediately preceding its registration or listing default. If the Company is unable to issue common stock under the Convertible Notes because the amount issuable would exceed the number of shares that the Company is permitted to issue without shareholder approval under Nasdaq National Market requirements (aggregate shares in excess of 20% of the issued and outstanding shares), then the Company may be required to redeem the Convertible Notes at 100% of the principal plus accrued interest at 6.0%.

     - The Company is obligated to make significant periodic payments of principal and interest under its financing instruments. The Company has material indebtedness outstanding under the above-discussed: (i) Credit Facility; (ii) mortgage loan secured by the Company's office facilities in Dallas, Texas; and (iii) Convertible Notes. The Company is required to make periodic payments of interest on each of the financial instruments and, in the case of the Convertible Notes, periodic payments of principal. The Company is not in default under any of the financing instruments and believes it will have the resources to make all required principal and interest payments. If, however, the Company at any time does default on any of its payment obligations or other obligations under any financing instrument, the creditors under the applicable instrument will have all rights available under the instrument, including acceleration, termination and, with respect to the secured financings, enforcement of security interests. The financing instruments also have certain qualified cross-default provisions, particularly for acceleration of indebtedness under one of the other instruments. Under such circumstances, the Company's cash position and liquidity would be severally impacted, and it is possible the Company would not be able to pay its debts as they come due.

     - The Company has experienced recent operating losses and may not operate profitably in the future. The Company incurred net losses of approximately $44.7 million in fiscal 2002, $2.3 million in fiscal 2001 and $14.8 million in fiscal 2000. The Company may continue to incur operating losses, which could hinder the Company's ability to operate its current business. The Company cannot provide assurances that it will be able to generate sufficient revenues from its operations to achieve or sustain profitability in the future.

     - General business activity has declined. The Company's sales are largely dependant on the strength of the domestic and international economies and, in particular, on demand for telecommunications equipment, computers, software and other technology products. The market for telecommunications equipment has declined sharply, and the markets for computers, software and other technology products also have declined. In addition, there is an increased concern that demand for the types of products offered by the Company will further soften as a result of domestic and global economic and political conditions following the attacks by terrorists on September 11, 2001.

     - In recent quarters, the Company has fallen short of its sales and earnings expectations. Many of the Company's transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically caused sales fluctuations from quarter to quarter. While in the past the impact of these fluctuations was mitigated to some extent by the geographic and vertical market diversification of the Company's existing and prospective customers, the Company has become increasingly prone to quarterly sales fluctuations because of its sales to the enhanced telecommunications services systems market. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company's quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company's accuracy in estimating future sales is largely dependant on its ability to successfully qualify, estimate and close system sales during a quarter. See the discussion entitled "Sales" in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's "pipeline" of system sales opportunities. The Company's systems sales and, as a result, its total sales during recent quarters have fallen short of guidance publicly provided by the Company. As a result, the Company did not provide sales and earnings guidance for the first quarter of fiscal 2003.

     - The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits and other claims discussed in Item 3 "Legal Proceedings." The Company believes that each of the potential and pending lawsuits and other claims to which it is subject is without merit and intends to defend each matter vigorously. There can be no assurances, however, that the Company will prevail in any or all of the litigation or other matters. An adverse judgment in any of these matters, as well as the Company's expenses relating to its defense of a given matter, could have consequences materially adverse to the Company.

     - The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards. The principal competitors for the Company's ESD systems are AVAYA, IBM and Nortel Networks; the principal competitors for the Company's NSD systems are Comverse Technology, Ericsson, Lucent Technologies and UNISYS. Many of the Company's competitors have greater financial, technological and marketing resources than the Company has. Although the Company has committed substantial resources to enhance its existing products and to develop and market new products, there is no assurance it will be successful.

     - The Company may not be able to retain its customer base and, in particular, its more significant customers, such as British Telecom. The Company's success depends substantially on retaining its significant customers. The loss of one of the Company's significant customers could negatively impact the Company's results of operations. The Company's installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts. Moreover, the Company has phased out a number of Brite products and has attempted to migrate Brite customers over to the Company's own functionally similar products, but there can be no assurance that the Company will be able to maintain Brite's customer base.

       Sales to British Telecom, which purchases both systems and managed services from the Company, accounted for approximately 15%, 19% and 16% of the Company's total sales during fiscal 2002, 2001 and 2000, respectively. Under the terms of its managed services contract with BT Cellnet and at current exchange rates, the Company will recognize revenues of $0.9 million per month through July 2003, down from a fiscal 2002 high of approximately $2.6 million per month. The amounts received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound.

     - The Company's reliance on significant vendor relationships could result in significant expense or inability to serve its customers if it loses these relationships. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments and AT&T Corp., are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company's significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source. Consequently, the Company would be unable to provide products and to service its customers, which would negatively impact its business and operating results.

     - The Company's inability to protect its intellectual property against infringement and infringement claims could negatively impact its business. The Company's protection of its patent, copyright, trademarks and other proprietary rights in its products and technologies is critical to the continued success of its business. Although the Company's proprietary rights are protected by a combination of intellectual property laws, nondisclosure safeguards and license agreements, it is technologically possible for the Company's competitors to copy aspects of the Company's products in violation of these protected rights. Moreover, it may be possible for competitors to provide products and technologies competitive to those of the Company without violating the Company's protected rights. Even in cases where patents protect aspects of the Company's technology, the detection and policing of the unauthorized use of the patented technology is difficult. Further, judicial enforcement of patents, trademarks and copyrights may be uncertain, particularly in foreign countries. Unauthorized use of the Company's proprietary technology by its competitors could negatively impact its business, operating results and financial condition.

       If third parties assert claims that the Company's products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against the Company or against the Company's customers, the Company could incur substantial costs to defend these claims. If any of these claims is ultimately successful, a third party could require the Company to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to use the infringed intellectual property rights. Moreover, where the claims are asserted with respect to the Company's customers, additional expenses may be involved in indemnifying the customer and/or designing and providing non-infringing products. See "Disclosures Regarding Forward-Looking Statements -- The Company is subject to potential and pending lawsuits and other claims" and Item 1 "Business -- Proprietary Rights".

     - The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company's products are currently sold in 74 countries. The Company's international sales, as a percentage of total Company sales, were 44% in fiscal 2002, 48% in fiscal 2001 and 45% in fiscal 2000. International sales are subject to certain risks, including:

      - fluctuations in currency exchange rates;

      - the difficulty and expense of maintaining foreign offices and distribution channels;

      - tariffs and other barriers to trade;

      - greater difficulty in protecting and enforcing intellectual property rights;

      - general economic conditions in each country;

      - loss of revenue, property and equipment from expropriation;

      - import and export licensing requirements; and

      - additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from customers speaking different languages and having different cultural approaches to the conduct of business.

     - The Company's inability to properly estimate costs under fixed price contracts could negatively impact its profitability. Some of the Company's contracts to develop application software and customize systems provide for the customer to pay a fixed price for its products and services regardless of whether the Company's costs to perform under the contract exceed the amount of the fixed price. If the Company is unable to estimate accurately the amount of future costs under these fixed price contracts, or if unforeseen additional costs must be incurred to perform under these contracts, the Company's ability to operate profitably under these contracts will be adversely affected. Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed performance by the Company. Since the Company's projects frequently require a significant degree of customization, it is difficult for the Company to predict when it will complete such projects. Accordingly, the Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

     - Increasing consolidation in the telecommunications and financial industries could affect the Company's revenues and profitability. Several of the Company's significant customers are in the telecommunications and financial industries, which are undergoing increasing consolidation as a result of merger and acquisition activity. This activity involving the Company's significant customers could decrease the number of customers purchasing the Company's products and/or delay purchases of the Company's products by customers that are in the process of reviewing their strategic alternatives in light of a pending merger or acquisition. If the Company has fewer customers or its customers delay purchases of the Company's products as a result of merger and acquisition activity, the Company's revenues and profitability could decline.

     - Government action and, in particular, action with respect to the Telecommunications Act of 1996 regulating the telecommunications industry could have a negative impact on the Company's business. Future growth in the markets for the Company's products will depend in part on privatization and deregulation of certain telecommunication markets worldwide. Any reversal or slowdown in the pace of this privatization or deregulation could negatively impact the markets for the Company's products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings that affect the pace at which the changes contemplated by deregulation occur, and other regulatory, economic and political factors. Any invalidation, repeal or modification of the requirements imposed by the Telecommunications Act of 1996 could negatively impact the Company's business, financial condition and results of operations. Furthermore, the uncertainties associated with deregulation could cause the Company's customers to delay purchasing decisions pending the resolution of such uncertainties.

     - Significant market fluctuations could affect the price of the Company's common stock. Extreme price and volume trading volatility in the U.S. stock market has had a substantial effect on the market prices of securities of many high technology companies, frequently for reasons other than the operating performance of such companies. These broad market fluctuations could adversely affect the market price of the Company's common stock.

RESULTS OF OPERATIONS

     The following table presents certain items as a percentage of sales for the Company's last three fiscal years.

                                                               YEAR ENDED FEBRUARY 28
                                                              ------------------------
                                                              2002*   2001**   2000***
                                                              -----   ------   -------
Sales.......................................................  100.0%  100.0%    100.0%
Cost of Goods Sold..........................................   59.3    50.9      47.3
                                                              -----   -----     -----
Gross Margin................................................   40.7    49.1      52.7
                                                              -----   -----     -----
Research and Development Expenses...........................   13.8    12.6      21.3
Selling, General and Administrative Expenses................   39.4    31.4      27.6
Amortization of Goodwill and Acquisition Related Intangible
  Assets....................................................    6.3     5.0       3.7
Impairment of Goodwill and Acquisition Related Intangible
  Assets....................................................    5.5      --        --
                                                              -----   -----     -----
Operating Income (Loss).....................................  (24.3)    0.1       0.1
Other Income (Expense), Net.................................   (1.7)    5.2      (2.3)
                                                              -----   -----     -----
Income (Loss) Before Income Taxes and the Cumulative Effect
  of a Change in Accounting Principle.......................  (26.0)    5.3      (2.2)
Income Taxes (Benefit)......................................   (4.9)    1.9       3.0
                                                              -----   -----     -----
Income (Loss) Before the Cumulative Effect of a Change in
  Accounting Principle......................................  (21.1)    3.4      (5.2)
                                                              =====   =====     =====

---------------

  * See discussion of fiscal 2002 in Item 6, "Selected Financial Data". Without special charges totaling $33.4 million ($31.5 million, net of tax benefit), cost of goods sold, gross margin, research and development expenses, selling, general and administrative expenses, operating loss and loss before the cumulative effect of a change in accounting principle, as a percentage of sales, would have been 53.0%, 47.0%, 13.1%, 36.2%, (8.6)% and (6.2)%, respectively.

 ** See discussion of fiscal 2001 in Item 6, "Selected Financial Data". Without special charges totaling $5.4 million, net of taxes, and the gain on sale of investments of $13.8 million, net of taxes, cost of goods sold, gross margin, selling, general and administrative expenses, operating income and income before the cumulative effect of a change in accounting principle, as a percentage of sales, would have been 49.2%, 50.8%, 30.1%, 3.1% and 0.4%, respectively.

*** See discussion of fiscal 2000 in Item 6, "Selected Financial Data". Had they not been impacted by merger related charges totaling $41.6 million, net of tax, cost of goods sold, gross margin, research and development expenses, selling, general and administrative expenses, operating income and income before the cumulative effect of a change in accounting principle as a percentage of sales would have been 44.1%, 55.9%, 10.8%, 25.6% 15.9% and 8.8%, respectively.

ACCOUNTING POLICIES

     In preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States, the company uses statistical analyses, estimates and projections that affect the reported amounts and related disclosures and may vary from actual results. The company considers the following three accounting policies to be both those most important to the portrayal of its financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on the company's financial statements.

  REVENUE RECOGNITION

     The Company recognizes revenue from the sale of hardware and software systems, from the delivery of maintenance and other customer services associated with installed systems and from the provision of its Network Solutions and Enterprise Solutions applications on an ASP (managed service) basis.

     Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". For systems that do not require customization to be performed by the Company, revenue is recognized when there is persuasive evidence that an arrangement exists, when the related hardware and software are delivered and any installation or other post-delivery obligation has been fulfilled, when the fee is fixed or determinable and when collection is probable. In prior years, although the Company's contracts often included installation and customer acceptance provisions, revenue generally was recognized at the time of shipment based on the Company's belief that no significant uncertainties about customer acceptance existed.

     For systems that require significant customization and where the completed contract method of accounting is applicable, the Company recognizes revenue upon customer acceptance. Prior to the implementation of SAB 101, the Company recognized revenue on these systems upon completion of installation and testing but prior to customer acceptance. For more complex, customized systems (generally systems with a sales price greater than $500,000), the Company recognizes revenue using the percentage of completion (POC) contract accounting methodology based on labor inputs. Billings under percentage of completion contracts are typically made upon the satisfaction of contractually defined milestones.

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

     The Company's revenue recognition policies governing contract accounting, and, particularly, the use of percentage of completion accounting, are particularly sensitive to accounting estimates. Under POC accounting, the Company recognizes revenue as it performs its contractual obligations based on an estimate of its progress toward project completion and often before receiving a customer's final acceptance of a project. If the Company overestimates its progress in a particular period, encounters significant problems as it continues toward project completion or is ultimately unable to complete a project, it may be forced in a future period to reverse revenues taken in the current period and/or to recognize disproportionately less profit than was recorded in previous periods or envisioned at the inception of a project. For contracts accounted for using the POC methodology as of February 28, 2002, a one percentage point change in the calculated completion percentage would have given rise to a $0.5 million change in revenue for the year.

  INVENTORY VALUATION ALLOWANCES

     Inventory is valued net of allowances for unsalable or obsolete raw materials and work-in-process and net of allowances for items which the Company will continue to use but which, given the slowdown in market demand, are held in excess quantities at year end. Allowances are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates and estimated future sales in order to identify specific components of inventory that are judged unlikely to be sold. Inventory is written off against allowances in the period in which disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors.

  IMPAIRMENT OF LONG LIVED ASSETS

     The Company records impairment losses on long-lived tangible and intangible assets, including goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows. Actual future cash flows may vary from the estimates used in performing the impairment tests due to changes in customer demand and future actions taken by the Company that increase or decrease its cost structure. Had such changes, if any, been foreseen, the Company might have reached different conclusions as to the current impairment of long lived assets.

     In June 2001, the Financial Accounting Standards Board issued new rules on accounting for goodwill and other intangible assets in its Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which become effective for the Company's fiscal year beginning March 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Subsequent to February 28, 2002, the Company has begun the transitional impairment tests required by Statement No. 142. Based on the preliminary results of those tests, the Company expects to recognize a non-cash, goodwill impairment charge of approximately $16.0 million to be recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. This loss was not indicated under the Company's impairment policy (described above) in effect at February 28, 2002. The Company also expects annual amortization expense to decrease by approximately $4.4 million in fiscal 2003 as a result of its adoption of Statement No. 142.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting positions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 as of March 1, 2002, and does not expect that the adoption of the Statement will have a material impact on the Company's financial position or results of operations.

SALES

     The Company is a technology leader in enhanced services for network service providers and automated and interactive information systems for enterprises. The Company operates in two global divisions, each focusing on a separate market. The Company's Network Solutions Division, or NSD, provides products and services that are designed to create opportunities for network carriers and service providers to increase revenue through value-added services and/or reduce costs through automation. The Enterprise Solutions Division, or ESD, provides automated customer service and communications systems that reduce costs and improve customer service levels through enabling accurate and efficient communication and transactions between an enterprise, its customers and its business partners. In addition, NSD and ESD each provides a suite of professional services that supports its installed systems. Services provided include maintenance, implementation, and business and technical consulting services. To further leverage the strong return on investment offered by the Company's systems offerings, both divisions also offer enhanced communications solutions to network and enterprise customers on an outsourced basis as an Application Service Provider, or ASP.

     Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The cumulative effect of this change in accounting has been reflected as a charge to fiscal 2001 operations and is discussed below in "Income (Loss) from Operations and Net Income (Loss)". As a result of the change, the Company recognized as part of fiscal 2001 sales $22.4 million of revenue whose contribution to income is included in the cumulative effect adjustment and did not recognize $2.8 million of 2001 sales whose contribution to income would have been recognized had the change in accounting policy not been adopted. See the table of pro forma sales activity below.

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

     Beginning in fiscal 2002, the Company has defined ESD and NSD as its two reportable segments. In prior years, the Company's operations were managed as a single segment.

     To enhance comparability of the Company's sales for fiscal 2002, 2001 and 2000, the sales information below reflects the Company's current segment structure and is presented on both an "as reported" and an "as adjusted" basis. The "as adjusted" amounts reflect pro forma sales as though the merger with Brite and the adoption of SAB 101 had occurred as of the end of fiscal 1999.

                                          AS ADJUSTED                AS REPORTED
                                    ------------------------   ------------------------
                                     2002     2001    2000*     2002     2001     2000
                                    ------   ------   ------   ------   ------   ------
                                                       (IN MILLIONS)
ESD Systems Sales.................  $ 77.6   $ 95.8   $117.5   $ 77.6   $ 95.8   $109.0
ESD Services Sales................    30.8     25.6     34.7     30.8     25.6     30.8
                                    ------   ------   ------   ------   ------   ------
ESD Total Sales...................   108.4    121.4    152.2    108.4    121.4    139.8
                                    ======   ======   ======   ======   ======   ======
NSD Systems Sales.................    48.8     86.9    114.6     48.8     86.9    104.7
NSD Services Sales................    54.4     66.4     51.4     54.4     66.4     41.7
                                    ------   ------   ------   ------   ------   ------
NSD Total Sales...................   103.2    153.3    166.0    103.2    153.3    146.4
                                    ======   ======   ======   ======   ======   ======
Total Company Systems Sales.......   126.4    182.7    232.1    126.4    182.7    213.7
Total Company Services Sales......    85.2     92.0     86.1     85.2     92.0     72.5
                                    ------   ------   ------   ------   ------   ------
Total Company Sales...............  $211.6   $274.7   $318.2   $211.6   $274.7   $286.2
                                    ======   ======   ======   ======   ======   ======

---------------

* InterVoice-Brite's fiscal year ends the last day of February. Brite's fiscal year ended December 31. No adjustment has been made to account for the two companies' different fiscal year ends.

     Total Company sales on an "as adjusted" basis declined 23% in fiscal 2002 and 14% in fiscal 2001 after increasing 24% in fiscal 2000. The decrease in sales in fiscal 2002 was comprised of decreases in ESD and NSD systems sales of 19% and 44%, respectively, a 20% increase in ESD services sales, and an 18% decrease in NSD services sales. The decline in system sales reflects the sharp decline in the Company's primary markets for systems and services, particularly the decline in the market for telecommunications equipment and services during the year. This decline was particularly pronounced in the fourth quarter of 2002 when the Company's sales declined by 52% from the third quarter of fiscal 2002. The Company believes demand in its primary markets will remain sluggish through at least the first half of fiscal 2003. The NSD services decline reflects a reduction in the division's managed services revenues attributable to a decrease in the volume of activity processed under certain of the division's ASP contracts including, particularly, its contract with BT Cellnet as further described below. The increase in ESD services was primarily attributable to growth in the division's sale of extended warranty services. The impact of foreign currency changes during the year on annual sales for fiscal 2002 was not material.

     The decrease in sales during fiscal 2001 was primarily the result of an 18% and 24% decline in ESD and NSD systems sales, respectively, partially offset by a 7% increase in combined services sales. The decline in systems sales during fiscal 2001 resulted from (1) a sluggishness in demand from the former Brite customer base, as those companies evaluated the Company's product roadmap resulting from the merger with Brite, (2) a sluggish demand from the Company's existing and prospective customers as they evaluated their post-Y2K capital expenditures, (3) some softness in the market for telecommunications equipment, computers, software and other technology products, and (4) a lengthening of the overall sales cycle resulting from a transition in customer demand from relatively simple, touch-tone based applications to complex applications employing speech recognition. The fiscal 2001 results also included the impact of approximately $13 million resulting from a stronger U.S. dollar, on average, as compared to fiscal 2000.

     The Company assigns revenues to geographic locations based on the location of the customer. The Company's net sales by geographic area for fiscal years 2002, 2001 and 2000 were as follows (in millions):

                                                              2002     2001     2000
                                                             ------   ------   ------
United States..............................................  $118.8   $141.6   $157.2
The Americas (excluding the U.S.)..........................     7.4     14.9     23.9
Pacific Rim................................................     5.5     11.6     15.5
Europe, Middle East and Africa.............................    79.9    106.6     89.6
                                                             ------   ------   ------
  Total....................................................  $211.6   $274.7   $286.2
                                                             ======   ======   ======

     International ESD system sales constituted 18%, 20% and 18% of total ESD system sales in fiscal 2002, 2001 and 2000, respectively. International NSD system sales constituted 89%, 81% and 68%, of total NSD systems sales in fiscal 2002, 2001 and 2000, respectively. International services sales constituted 42%, 47% and 41% of the Company's total services sales in fiscal 2002, 2001 and 2000, respectively.

     Prices for the Company's products have remained stable, as measured by price per line shipped, during fiscal 2002, 2001 and 2000, although the features and functions per line shipped have become more robust.

     One NSD customer, British Telecom, together with its affiliate BT Cellnet, accounted for 15%, 19% and 16% of the Company's total revenues during fiscal 2002, 2001 and 2000, respectively, and for 31%, 34% and 31% of the NSD segment's revenues in those same periods. Monthly minimum managed service revenues under the BT Cellnet contract declined during fiscal 2002 from a fiscal 2002 high of approximately $2.6 million per month in March 2001 to a fixed fee of approximately $0.9 million per month as of January 2002 in accordance with the terms of the customer contract. The lower fee will continue through the remainder of the contract term. The contract expires in July 2003. No other customer accounted for 10% or more of the Company's sales during fiscal 2002, 2001, or 2000.

     The Company uses a system combining estimated sales from its service and support contracts, "pipeline" of systems sales opportunities, and backlog of committed systems orders to estimate sales and trends in its business. Sales for the last four quarters from service and support contracts, including contracts for ASP managed services, have comprised approximately 40% of the Company's sales. On average, the pipeline of opportunities for systems sales and backlog of systems sales during the same period have each contributed approximately 30% of quarterly revenues.

     The Company's service and support contracts range in duration from one month to three years, with many longer duration contracts allowing customer cancellation privileges. As described above, a significant portion of the Company's services revenue is derived from its contract with BT Cellnet. It is easier for the Company to estimate service and support sales than to measure systems sales for the next quarter because service and support contracts generally span multiple quarters, and revenues recognized under each contract are generally similar from one quarter to the next.

     The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. At February 28, 2002 and 2001 and February 29, 2000, the Company's backlog of systems sales was approximately $26 million, $35 million, and $34.0 million, respectively. February 2002 backlog is up approximately $5 million from a fiscal 2002 low of $21 million at November 30, 2001, the end of the Company's third fiscal quarter, and approximately even with the $25.4 million backlog reported at August 31, 2001, the end of the Company's second fiscal quarter.

     As a result of the general decline in backlog during fiscal 2002 and the reduction of revenues under the managed services contract with BT Cellnet, the Company will have to increase sales from its pipeline of opportunities for systems sales and/or other service and support contracts to maintain or increase revenues in future quarters. The Company's pipeline of opportunities for systems sales is the aggregation of its sales opportunities, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide the Company some sales guidelines in its business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. While the Company knows the amount of systems backlog available at the beginning of a quarter, it must speculate on its pipeline of systems opportunities for the quarter. The Company's accuracy in estimating total systems sales for future fiscal quarters is, therefore, highly dependent upon its ability to successfully estimate which pipeline opportunities will close during the quarter.

     Because many of the Company's transactions are completed in the same fiscal quarter as ordered, the size and timing of large transactions (sales valued at $2 million or more) have historically resulted in sales fluctuations from quarter to quarter. While, in the past, the impact of these fluctuations has been mitigated to some extent by the geographic and vertical market diversification of the Company's existing and prospective customers, the Company has become increasingly prone to quarterly sales fluctuations because of its sales to the enhanced telecommunications services systems market, which are generally large in dollar amount and unevenly distributed throughout the fiscal year.

     The Company's markets are being transformed by the ongoing convergence of voice, data and internet technologies. As a result, the Company continues to investigate alternate methods of combining its products and services and is focusing on new, strategic partnerships to profit from this transformation. The result of such investigations may lead the Company to redirect its marketing efforts and/or increase its investments in application engineering, customer service, research and development, sales, sales support, marketing and administrative personnel and resources to pursue new opportunities.

SPECIAL CHARGES

  FISCAL 2002

     During the fourth quarter of fiscal 2002, the Company performed a comprehensive review of the current and future positioning of all product lines, including lines brought forward from its merger with Brite, reevaluated its physical plant needs, and reviewed its aggregate staffing levels. Based on these reviews, the Company took a number of strategic actions designed to lower costs and streamline product offerings. As a result of these actions, the Company incurred special charges of approximately $33.4 million, including $16.4 million for the write down of intangible assets and inventories associated with discontinued product lines, $6.5 million for the write down of excess inventories, $5.2 million for severance payments and related benefits, $4.2 million for facilities closures, and $1.1 million relating to the write down of non-productive fixed assets. Of the total special charges incurred, approximately $6.6 million and $15.1 million were charged to the ESD and NSD divisions, respectively. The Company does not allocate amortization and impairment of acquisition related intangible assets to the divisions. The workforce reductions and other adjustments are expected to reduce the Company's quarterly expenses by approximately $4.7 million from third quarter fiscal 2002 levels when fully realized. Such expense reductions could be offset, in part, by spending increases to pursue new opportunities being created in the Company's markets by the convergence of voice, wireless data and Internet technologies.

     The following table summarizes the effect of these special charges on fiscal 2002 operations by financial statement category (in millions).

                                                                             IMPAIRMENT
                                           COST OF     RESEARCH AND              OF
                                          GOODS SOLD   DEVELOPMENT    SG&A   INTANGIBLES   TOTAL
                                          ----------   ------------   ----   -----------   -----
Write down of intangible assets and
  inventories associated with
  discontinued product lines............    $ 4.4          $ --       $0.3      $11.7      $16.4
Write down of excess inventories........      6.5            --        --          --        6.5
Severance payments and related
  benefits..............................      2.2           0.8       2.2          --        5.2
Facilities closures.....................       --            --       4.2          --        4.2
Write down of non-productive fixed
  assets................................      0.3           0.7       0.1          --        1.1
                                            -----          ----       ----      -----      -----
  Total.................................    $13.4          $1.5       $6.8      $11.7      $33.4
                                            =====          ====       ====      =====      =====

     The $11.7 million write down of intangible assets reflects the impairment of the Brite tradename, certain IVR technology acquired as part of the Brite acquisition and related goodwill (See "Amortization and Impairment of Goodwill and Acquired Intangible Assets"). The $4.4 million write down of inventories and the $0.3 million charge to SG&A relate to the Company's decision to discontinue sales of certain earlier versions of its payment and messaging systems that run on a different hardware platform than that used by the current versions of those systems. The additional writedown of inventories totaling $6.5 million relates to items which the Company will continue to use in current sales situations but which, given the slowdown in market demand, it held in excess quantities at year end.

     As part of its fiscal 2002 initiatives, the Company announced plans to forego expansion into existing leased space in Allen, Texas and to close its Jacksonville, Florida and Wichita, Kansas locations. As a result of these actions, the Company recorded charges of $4.2 million, including approximately $3.8 million accrued for future lease commitments and approximately $0.4 million for accelerated depreciation expense arising from a reassessment of the useful lives of certain related property and equipment. As part of its overall facilities assessment, the Company also identified and wrote off approximately $1.1 million of fixed assets no longer being used by the Company. As of February 28, 2002, $3.6 million of the accrued lease costs remain unpaid. The Company expects to continue operations in Wichita through May 2002. In April 2002, the Company entered into an agreement to sell its Wichita facility to a third party for $2.0 million. Closing is expected as early as May 2002. Proceeds from the sale will be used to reduce amounts outstanding under the Company's credit facilities. (See "Liquidity and Capital Resources.")

     The severance and related costs recognized in the fourth quarter of fiscal 2002 were associated with two workforce reductions that affected 198 employees, including 57 and 113 in the Company's ESD and NSD divisions, respectively, and 28 in the Company's corporate manufacturing and administrative areas. As of February 28, 2002, $3.0 million of the total severance and related costs remained unpaid. Unpaid amounts are expected to be paid in full during fiscal 2003.

  FISCAL 2001

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

     The severance and related costs were associated with a workforce adjustment that affected approximately 130 employees and included the resignation of the Company's President and Chief Operating Officer. Of the total costs incurred, $1.3 million, $0.4 million and $1.9 million were charged to cost of goods sold, research and development expenses and selling, general and administrative expenses. As of February 28, 2001,

$1.8 million of the total severance and related costs remained unpaid. During fiscal 2002, the Company charged payments of $1.4 million against this accrual. During the third quarter of fiscal 2002, the Company determined that it had settled its severance related obligations for less than originally anticipated, and, accordingly, the Company reversed the remaining accrual of $0.4 million, reducing selling, general and administrative expenses.

     The $3.1 million charge to write off assets is primarily attributable to the Company's decision to discontinue its AgentConnect product line and includes a $2.9 million charge for the impairment of unamortized purchased software associated with this product. The charge is reflected in cost of goods sold. The $1.5 million charge for estimated customer accommodations is comprised primarily of bad debts and customer settlements associated with the Company's decision to discontinue the AgentConnect product line. This charge is reflected in selling, general and administrative expenses. During fiscal 2002, the Company reached settlements with its affected customers for amounts that were less than originally anticipated. As a result, it charged settlements of $1.0 million against this accrual and reversed $0.5 million of the accrual, reducing selling, general and administrative expenses in the third fiscal quarter.

  FISCAL 2000

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

COST OF GOODS SOLD

     Cost of goods sold was 59.3%, 50.9% and 47.3% of total sales in fiscal 2002, 2001 and 2000, respectively. During fiscal 2002, 2001 and 2000, the Company incurred special charges in cost of goods sold totaling $13.4 million, $4.5 million and $9.1 million, respectively, as described in the preceding "Special Charges" section. Without these special charges, cost of goods sold, as a percentage of total sales, would have been 53.0%, 49.2% and 44.1%, respectively. The increase in cost of goods sold net of special charges, as a percentage of sales, during fiscal 2002 is primarily attributable to the softness in the Company's fiscal 2002 sales, including, particularly, its fiscal fourth quarter sales. Cost of goods sold was 47.2% of total sales on a fiscal 2002 year to date basis as of the Company's third fiscal quarter. A significant portion of the Company's cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. The increase in the cost of goods sold percentage in 2001 is attributable to the Company's continued investment in application engineering and customer service resources to support opportunities in all its markets. The Company has taken certain actions during fiscal 2002 to reduce a portion of its cost of goods sold. These actions are discussed above in "Special Charges".

RESEARCH AND DEVELOPMENT

     Research and development expenses during fiscal 2002 and 2001 were approximately $29.3 million, or 13.8% of the Company's sales, and $34.6 million, or 12.6% of sales, respectively. Without special charges of $1.5 million and $0.4 million in fiscal 2002 and 2001, respectively, research and development expenses would have totaled $27.8 million (13.1% of sales) in fiscal 2002 and $34.2 million (12.5% of sales) in fiscal 2001. Such expenses in fiscal 2000 were approximately $61 million and included a $30.1 million charge for in-process research and development (see "In-Process Research and Development" below), incurred in connection with the Brite merger. Net of this charge, research and development expenses were approximately $30.9 million, or 10.8% of the Company's sales during fiscal 2000. Recurring research and development expenses during fiscal 2002, 2001 and 2000 included the design of new products and the enhancement of existing products. The Company expects to maintain a strong commitment to research and development to remain at the forefront of technology development in its business segments, which is essential to the continued improvement of the Company's position in the industry.

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

     The merger has been accounted for as a purchase business combination. The aggregate purchase price for Brite was approximately $173.1 million, which included $3.2 million of direct costs and $4.8 million of assumed liabilities, primarily accrued severance costs for Brite employees and lease termination/cancellation costs associated with the elimination of excess facilities. As of February 28, 2002, assumed liabilities of $0.4 million, comprised entirely of lease termination accruals, remained outstanding. Such costs will be paid out over the remaining lease terms which run through March 2003.

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
                                                              ------
                                                              $173.1
                                                              ======

     Identified intangibles include developed technology ($25.9 million), customer relationships ($32.8 million), assembled workforce ($9.2 million), and trade name ($6.6 million). Identified intangibles and the excess of cost over net assets acquired (i.e. goodwill) are being amortized on a straight-line basis over 5-10 years and 10 years, respectively. See "Amortization and Impairment of Goodwill and Acquired Intangible Assets".

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

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses totaled $83.3 million during fiscal 2002 and included special charges totaling $6.8 million (see "Special Charges"). SG&A expenses were $86.2 million during fiscal 2001 and included special charges totaling $3.4 million (see "Special Charges"). SG&A expenses were $79.1 million during fiscal 2000 and included non-recurring charges totaling $5.9 million. SG&A expenses, net of special and non-recurring charges, were approximately $76.5 million, $82.8 million and $73.2 million in fiscal 2002, 2001 and 2000, respectively, or 36.2%, 30.1% and 25.6% of the Company's total sales, respectively. The increase in these expenses during fiscal 2001 was the result of the Company's initiatives to continue to hire and train new and existing sales and sales support personnel, and to expand its marketing and advertising programs worldwide. The Company continued these initiatives in fiscal 2002, but total SG&A expense was reduced as a result of non-sales staffing and cost reductions put in place in the fourth quarter of fiscal 2001.

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS

     In connection with its purchase of Brite in fiscal 2000, the Company recorded intangible assets and goodwill totaling $103.8 million. These assets were assigned useful lives ranging from 5 to 10 years. Amortization of goodwill and acquired intangible assets was approximately $13.4 million, $13.8 million and $10.4 million during fiscal 2002, 2001 and 2000. The Company incurred four quarters of amortization expense in fiscal 2002 and 2001 compared to three quarters in fiscal 2000.

     During the fourth quarter of fiscal 2002, the Company performed a comprehensive review of the current and future positioning of all product lines, including lines brought forward from its merger with Brite. As a result of decisions made during this review, the Company performed impairment tests in accordance with its stated policies on the Brite tradename and on certain of the developed technology associated with the Brite acquisition. Based on these tests, the Company recorded impairment charges of $4.8 million and $3.2 million, respectively, to reduce the carrying value of these intangible assets and an additional impairment charge of $3.7 million to reduce the carrying value of goodwill associated with the impaired assets.

     In June 2001, the Financial Accounting Standards Board issued new rules on accounting for goodwill and other intangible assets in its Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which become effective for the Company's fiscal year beginning March 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Subsequent to February 28, 2002, the Company has begun the transitional impairment tests required by Statement No. 142. Based on the preliminary results of those tests, the Company expects to recognize a non-cash, goodwill impairment charge of approximately $16.0 million to be recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. This loss was not indicated under the Company's impairment policy (described above) in effect at February 28, 2002. The Company also expects annual amortization expense to decrease by approximately $4.4 million in fiscal 2003 as a result of its adoption of Statement No. 142.

OTHER INCOME

     During the fourth quarter of fiscal 2001, the Company realized a gain of $21.4 million from the sale of SpeechWorks International, Inc. common stock acquired through the exercise of a warrant received in connection with a 1996 supply agreement between the Company and SpeechWorks. In prior periods, the warrant had been assigned no value because the warrant and the shares underlying the warrant were unregistered securities, and significant uncertainties existed regarding the Company's ability to monetize the warrant and the timing of any such monetization. Other income during fiscal 2002 and 2000 was primarily interest income on cash and cash equivalents.

INTEREST EXPENSE

     Interest expense of approximately $4.9 million, $8.2 million and $8.0 million was incurred during fiscal 2002, 2001 and 2000. Substantially all of this expense relates to the Company's long term borrowings obtained in connection with the Brite merger (See "Liquidity and Capital Resources" for a description of the Company's long term borrowings). The reduction in interest expense in fiscal 2002 is primarily attributable to the lower level of debt outstanding during the year. Borrowings under the credit agreements totaled $30.0 million, $49.6 million and $100.0 million at February 28/29, 2002, 2001 and 2000 respectively.

     From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company's outstanding floating rate debt to a fixed rate basis. The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of February 28, 2002.

     Of the $4.9 million total interest expense in fiscal 2002, approximately $1.5 million was attributable to net settlements under the interest rate swap arrangements. The Company benefited from net settlements of approximately $0.2 million and $0.1 million in fiscal 2001 and fiscal 2000, respectively.

INCOME TAXES

     The Company's income tax benefit for fiscal 2002 differs significantly from the federal statutory rate of 35% primarily as a result of operating losses and credit carryforwards generated but not benefited, non-deductible amortization of goodwill resulting from the merger with Brite, and various US tax credits. The Company's income tax expense for fiscal 2000 differs significantly from the federal statutory rate primarily due to non-deductible charges during the period relating to in-process R&D and non-deductible amortization of goodwill resulting from the merger with Brite.

     At February 28, 2002, the Company had US net operating loss carryforwards totaling $27.6 million, including $8.6 million which will expire in 2021 and $19.0 million which will expire in 2022. The Company also had $3.3 million, $1.4 million and $0.4 million in research and development, foreign tax and alternative minimum tax credit carryforwards, respectively, at that date. If unused, the R&D credit carryforwards will begin to expire in 2019, and the foreign tax credit carryforwards will begin to expire in 2005.

     During fiscal 2002, the Company established a valuation allowance of $14.3 million against its net deferred tax assets, including the carryforwards described above. The Company believes the existence of recent losses in its US operations prevents it from concluding that it is more likely than not that US deferred tax assets will be realized. If some or all of such reserved deferred tax assets are ultimately realized, approximately $2.2 million of the valuation allowance reversal related to stock option deductions will not provide future benefit to income but will rather be credited to additional capital. The Company has not provided a valuation allowance for deferred assets associated with its foreign subsidiaries, because it believes it is more likely than not that such deferred tax assets will be realized.

     On March 7, 2002, the US federal tax law was changed to allow net operating losses for taxable years ending in 2001 and 2002 (the Company's fiscal 2001 and fiscal 2002) to be carried back five years rather than the two years allowed under the previous law. Under Statement of Financial Accounting Standards No. 109, which governs the accounting for income taxes, the benefit, if any, from this change will be recognized in the period in which the tax law changed (the Company's first quarter of fiscal 2003). Based on a preliminary review, the Company believes it will be able to carry back an additional $20 million in net operating losses as a result of the new law.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS)

     The Company generated a loss from operations of $(51.6) million and a net loss of $(44.7) million during fiscal 2002. The loss from operations was comprised of ESD segment income of $3.5 million, NSD segment loss of $(30.0) million and $25.1 million of amortization and impairment expenses relating to goodwill and acquisition related intangible assets that are not allocated to individual segments. The Company generated operating income of $0.4 million, income before the cumulative effect of a change in accounting principle of $9.5 million and a net loss of $(2.3) million during fiscal 2001. The loss from operations in fiscal 2001 was comprised of ESD segment income of $0.4 million, NSD segment income of $13.8 million and $13.8 million of amortization of goodwill and acquisition related intangible assets that are not allocated to individual segments. The Company generated operating income of $0.3 million and a net loss of $(14.8) million during fiscal 2000.

     During fiscal 2002, 2001 and 2000, the Company incurred significant special charges as previously described in this Item 7 totaling $33.4 million, $8.2 million, and $45.1 million, respectively. In fiscal 2001, the Company also recognized the previously described non-recurring gain of $21.4 million associated with the Company's sale of SpeechWorks International, Inc., common stock. Excluding these special charges and non-recurring gain, the Company would have generated an operating income (loss) of approximately ($18.2) million, $8.6 million and $45.4 million and income (loss) before the cumulative effect of a change in accounting principle of approximately $(13.2) million, $1.0 million and $25.1 million in fiscal 2002, 2001 and 2000, respectively.

     The loss from operations in fiscal 2002 is primarily attributable to the significant decline in the Company's sales from 2001 to 2002 and, particularly, the extreme weakness in the Company's systems sales in the fourth quarter of fiscal 2002 and to the effect of the previously described special charges. While the Company benefited throughout fiscal 2002 from cost reduction efforts started at the end of fiscal 2001, its cost structures were too high to allow the Company to operate profitably in the face of the sharp downturn in sales activity following the terrorist events of September 11, 2001 and the prolonged slowdown in the telecommunications markets. The Company's actions in the fourth quarter of fiscal 2002, as described in Special Charges, above, are designed to allow the Company to return to profitability at lower levels of sales activity during fiscal 2003.

     The decrease in fiscal 2001 operating income and income before the cumulative effect of a change in accounting principle, versus the previous year, is primarily attributable to the Company's decision to continue investment in marketing, application engineering, and research and development resources without a corresponding increase in the Company's sales. These investments were made to continue to pursue opportunities in the ESD and NSD markets.

     The cumulative effect of a change in accounting principle on prior years associated with the Company's adoption of SAB 101 resulted in a charge to income of $11.9 million (after reduction for income taxes of $6.4 million) in fiscal 2001. Assuming the accounting change had been applied retroactively by the Company to prior periods, pro forma net loss for fiscal 2000 and pro forma net income for 1999 would have been ($17.3) million and $12.6 million, respectively. Net loss per common share would have been ($0.57) in 2000, and net income per diluted share would have been $0.42 in 1999. Had the Company not adopted SAB 101, revenues for fiscal 2001 would have been $255.5 million and net loss per common share would have been ($0.02).

LIQUIDITY AND CAPITAL RESOURCES

  CASH AND CASH EQUIVALENTS

     The Company had approximately $17.6 million in cash and cash equivalents at February 28, 2002, while borrowings under the Company's Credit Facility were $30.0 million. The Company's cash reserves increased approximately $1.7 million during fiscal 2002, with operating activities providing approximately $20.4 million of cash while purchases of equipment and other investing activities and net financing activities used $5.1 million and $13.6 million of cash, respectively.

  CREDIT FACILITY

     In connection with the Brite merger in fiscal 2000, the Company entered into a loan agreement with Bank of America and nine other banks for a $150 million senior secured credit facility (the "Credit Facility"). The Credit Facility included a $125 million amortizing term loan and a $25 million revolving credit agreement (subsequently reduced to $12.0 million as described below). At February 28, 2002, approximately $22.5 million and approximately $7.5 million were outstanding under the term loan and revolving credit agreement, respectively.

     The term loan under the Credit Facility is subject to quarterly principal amortization. In addition, the Credit Facility is subject to certain mandatory prepayments and commitment reductions tied to the sale of assets, the issuance of debt, the issuance of equity and the generation of excess cash flow for a fiscal year. Certain of these prepayment and commitment reduction requirements are limited by the satisfaction of certain financial ratios.

     The Credit Facility contains certain representations and warranties, certain negative and affirmative covenants and certain conditions and events of default which are customarily required for similar financings. Such covenants include, among others, restrictions and limitations on liens and negative pledges; limitations on mergers, consolidations and sales of assets; limitations on incurrence of debt; limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitations on investments and acquisitions (other than the acquisition of the Company); and limitations on capital expenditures. Key financial covenants based on the Company's consolidated financial statements include minimum net worth, maximum leverage ratio and minimum fixed charges coverage ratio. The Credit Facility also requires a first priority perfected security interest in (i) all of the capital stock of each of the domestic subsidiaries of the Company, and 65% of the capital stock of each of the Company's first tier foreign subsidiaries, which capital stock shall not be subject to any other lien or encumbrance and (ii) subject to permitted liens, all other present and future material assets and properties of the Company and its material domestic subsidiaries (including, without limitation, accounts receivable and proceeds, inventory, real property, machinery and equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles).

     The lenders and the Company entered into forbearance agreements dated March 7, 2002 and March 31, 2002, pursuant to which the lenders granted a temporary waiver through May 31, 2002 of the Company's default under one of four financial covenants, a fixed charge coverage ratio covenant.

     The lenders issued commitment letters to enter into the Consent, Waiver, and Third Amendment to Credit Agreement (the "Third Amendment") to be effective as of May 29, 2002, pursuant to which the lenders will waive the Company's default under the financial covenant. The effectiveness of the Third Amendment is conditioned on funding under the Convertible Notes, which is scheduled for May 30, 2002.

     The Third Amendment will amend the fixed charge coverage ratio covenant and a covenant to maintain a minimum leverage ratio (as described in the Credit Facility) to reflect the Company's current capital structure and liquidity requirements. The Third Amendment also will add a covenant by the Company to maintain a minimum level of EBITDA (as defined in the Credit Facility).

     Pursuant to the Third Amendment, proceeds from the mortgage of the Company's office facilities in Dallas, Texas (see section below entitled "Mortgage Loan") and proceeds from the Company's issuance of Convertible Notes (each of which is discussed below) will be applied to repay all outstanding indebtedness under the term loan, with the remainder applied to the revolving loans. Under the amended Credit Facility, the lenders will agree to continue making revolving loans to the Company up to a revised maximum amount of $12 million through June 1, 2003. The maximum amount of revolving loans that may be outstanding will also be limited by a borrowing base computed on the Company's eligible accounts receivable and eligible inventory securing the revolving loans.

     The Company is not permitted to make principal payments on the Convertible Notes in cash if any amount is outstanding under the Credit Facility. The Credit Facility is cross-defaulted with the Convertible Notes such that a default or the occurrence of certain other events under the Convertible Notes will be a default under the Credit Facility.

     The amended Credit Facility will provide that interest will accrue at a base rate equal to an applicable margin plus the higher of (i) the prime rate or
(ii) the federal funds rate. The applicable margin will be determined in accordance with a schedule to the Credit Facility and by reference to a ratio of the Company's funded debt to EBITDA. The applicable margin will increase 0.5% in each of the Company's fiscal quarters. The Third Amendment will delete provisions that permit the Company to elect an interest rate equal to the London Interbank Offer Rate ("LIBOR") plus the applicable margin.

  CONVERTIBLE NOTES

     On May 29, 2002, the Company entered into a Securities Purchase Agreement, by and among the Company and the buyers named therein (the "Buyers"), pursuant to which the Buyers agreed to purchase Convertible Notes (the "Convertible Notes"), in an aggregate principal amount of $10.0 million, convertible into shares of the Company's common stock (the "Conversion Shares"), and Warrants (the "Warrants") initially exercisable for an aggregate of 621,303 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $4.0238 per share. Buyers' obligations to purchase the Convertible Notes and Warrants under the Securities Purchase Agreement are subject to and conditioned upon execution of the Third Amendment. The following is a summary of the material terms of the Convertible Notes, the Warrants and certain registration requirements, which terms are qualified in their entirety by reference to the full text of the underlying documents which are filed as exhibits to this report and incorporated by reference.

     Under the Securities Purchase Agreement, the Company has the option, for a period of one month, to issue up to an additional $10 million in convertible notes and accompanying warrants on substantially the same terms as the Convertible Notes and the Warrants.

     The Securities Purchase Agreement obligates the Company to seek shareholder approval, at the Company's next annual meeting, of the issuance of the Convertible Notes and Warrants, with the Company being subject to financial penalties for failure to seek such approval. However, if such approval is sought and not obtained, no penalties will be assessed.

  AMORTIZATION OF CONVERTIBLE NOTES

     The initial Convertible Notes will be repaid in monthly installments ("Installment Amounts") of principal in the amount of $1.0 million, plus accrued interest on the applicable installments at 6% per annum, commencing September 1, 2002, and will be fully amortized by June 30, 2003. At the Company's option, the Installment Amounts may be paid in cash or through a partial conversion of the Convertible Notes through the Company's issuance of common stock at a conversion rate equal to the lesser of (i) 200% of the weighted average trading price for the Company's common stock as reported on the Nasdaq National Market on the issuance date, subject to various adjustments, as set forth in the Form of Note (the "Fixed Conversion Price"), or (ii) 95% of the average of the weighted average trading prices of the Company's common stock during the time period to which the installment relates. In order to preserve the ability to pay the Installment Amounts in common stock, the Company must comply with several conditions, including maintaining the effectiveness of a registration statement (as more fully described below), complying with the listing requirements of the Nasdaq National Market, timely delivery of common stock upon conversion of the Convertible Notes, and compliance with other requirements under the Convertible Notes, the Securities Purchase Agreement and the Registration Rights Agreement.

     If any principal amount of the Convertible Notes remains outstanding on June 30, 2003, the holders must surrender the Convertible Notes to the Company and the principal amount will be redeemed by payment on such date to the holders of a cash amount equal to the sum of 105% of the principal amount plus accrued interest at 6% per annum with respect to the principal amount.

     In addition, subject to certain conditions, the Company may redeem some or all of the principal amount of the Convertible Notes in excess of current monthly installments for a cash amount equal to the sum of 105% of the principal amount being redeemed plus accrued interest at 6% per annum with respect to the principal amount.

  Conversion of Convertible Notes at the Option of the Holder

     Each of the Convertible Notes will be convertible at the option of the holder into that number of shares of common stock equal to (i) the principal amount being converted, plus accrued interest at 6% per annum, divided by (ii) the Fixed Conversion Price in effect at such time. If the Company does not timely effect a conversion of the Convertible Notes, the Company will be subject to certain cash penalties, adjustments to the applicable Fixed Conversion Price and certain other penalties as more fully described in the Form of Note. Moreover, in such case, the holders of the Convertible Notes may require the Company to redeem all of the outstanding principal amount of the Convertible Notes.

     Any holder of the Convertible Notes is prohibited from converting its respective Convertible Notes if, after giving effect to such conversion, the holder would hold in excess of 4.99% of the Company's outstanding common stock following such conversion.

  Acceleration and Default Provisions in Convertible Notes

     If certain events, referred to as "Triggering Events," occur, the holders of the Convertible Notes may cause the Company to redeem the Convertible Notes in cash at a price equal to the greater of (i) 125% of the principal amount, plus accrued interest at 6% per annum and (ii) the number of shares of common stock issuable upon conversion multiplied by the weighted average price of the common stock on the trading day immediately preceding such event. Circumstances under which the holders may redeem the Convertible Notes include, without limitation, the failure to obtain and/or maintain the effectiveness of a registration statement, suspension from trading or the failure to be listed for a period of 5 consecutive trading days or for more than 10 trading days in any 365-day period, the failure to timely deliver shares of common stock and a material breach by the Company under the transaction documents.

     If the Company is unable to effect a redemption as a result of a Triggering Event, the holders are entitled to void their redemption notices and receive a reset of their applicable Fixed Conversion Price to the lesser of (i) the Fixed Conversion Price as in effect on the date on which the holder delivers notice to the Company of its intent to void the redemption notice and (ii) the lowest weighted average price of the Company's common stock during the period beginning on the date on which the notice of redemption is delivered to the Company and ending on the date the holder delivers notice to the Company of its intent to void the redemption notice.

     If the Company is unable to redeem all of the Convertible Notes submitted for redemption, the Company must (i) redeem a pro rata amount from each holder of the Convertible Notes and (ii) pay to the holders interest at the rate of 2.0% per month with respect to the unredeemed principal amount until paid in full.

     Upon a Change of Control (as defined in the Convertible Notes) of the Company, the holders of the Convertible Notes have the right to require the Company to redeem all or a portion of the principal amount at a price equal to the greater of (i) the sum of (A) 115% of such principal amount, plus (B) accrued interest at 6% per annum, and (ii) the number of shares of common stock issuable upon conversion multiplied by the arithmetic average of the weighted average prices of the common stock during the 5 trading days immediately preceding such date.

     If an Event of Default (as defined in the Convertible Notes) occurs, the holders of the Convertible Notes may declare the Convertible Notes, including all amounts due thereunder, to be due and payable immediately. Such amount shall bear interest at the rate of 2.0% per month until paid in full. If the Company does not timely pay the amounts due, the holders of the Convertible Notes may void the acceleration and the Fixed Conversion Price shall be adjusted to the lesser of (i) the Fixed Conversion Price as in effect on the date on which the holders of the Convertible Notes notify the Company of their intent to void the acceleration and (ii) the lowest weighted average price of the Company's common stock during the period beginning on the date on which the Convertible Notes became accelerated and ending on the date on which the holders of the Convertible Notes notify the Company of their intent to void the acceleration. The Events of Default include a default in payment of any principal amount of the Convertible Notes, failure to comply with a material provision of the Convertible Notes, payment defaults with respect to certain indebtedness and initiation of bankruptcy proceedings.

  Mortgage Loan

     Effective May 29, 2002, the Company executed and delivered a deed of trust and promissory note in favor of Beal Bank, S.S.B., for a mortgage loan of $14 million secured by a first lien on the Company's office facilities in Dallas, Texas. The mortgage loan is a three year balloon note, bearing interest, payable monthly, at the greater of 10.5% or the prime rate plus 2.0%. Proceeds from the mortgage loan will be applied to reduce loans under the Credit Facility. The lenders under the Credit Facility entered into an agreement with Beal Bank, S.S.B. subordinating their lien on the Dallas, Texas facilities for purposes of the mortgage loan.

  Use of Proceeds

     All $14 million of proceeds from the mortgage loan by Beal Bank, S.S.B., and all $10 million of proceeds from the sale of the Convertible Notes (less certain expenses), will be applied to repay outstanding indebtedness under the Credit Facility. The mandatory prepayments will repay all term loans and $6 million in revolving loans will remain outstanding under the Credit Facility. If the sale of the Wichita facilities (described in Item 2 of this report) for $2.0 million does close, proceeds will be applied to reduce revolving loans outstanding under the Credit Facility on the date of closing.

     At February 28, 2002, the Company's days sales outstanding (DSO) of accounts receivable were 133 days as compared to 104 days at February 28, 2001. The fiscal 2002 calculation is negatively affected by the Company's extremely weak fiscal fourth quarter sales. Cash flow from operations in the first two quarters of fiscal 2003 may be constrained by the abnormally low receivables level as of February 28, 2002. With the merger with Brite in fiscal 2000, the Company now generates a significant percentage of its sales, particularly its NSD sales, outside the United States. Certain customers outside the United States are accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer its most credit worthy customers such payment terms. In fiscal 2002 and 2001, customer extended payment terms had no material adverse impact on the Company's DSO's of accounts receivable. However, there is no assurance such extended payment terms will not adversely impact DSO's in fiscal 2003 and beyond.

     The Company believes that the liquidity provided by its recent refinancing transactions and cash generated from operations should be sufficient to sustain its operations for the next twelve months, although no assurances can be given to that effect.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                    --------------------------------------------------
                                                    MAY 31,   AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,
FISCAL 2002                                          2001        2001          2001          2002*
-----------                                         -------   ----------   ------------   ------------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales.............................................   $61.5      $64.5         $58.1          $27.6
Gross Profit (Loss)...............................    33.7       33.1          30.5          (11.2)
Income (Loss) from Operations.....................     3.2        3.6           1.3          (59.7)
Net Income (Loss).................................     1.4        1.7            --          (47.8)
Net Income (Loss) per Diluted Share...............    0.04       0.05          0.00          (1.42)

                                                                    THREE MONTHS ENDED
                                                    --------------------------------------------------
                                                    MAY 31,   AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,
FISCAL 2001**                                        2000        2000          2000         2001***
-------------                                       -------   ----------   ------------   ------------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales.............................................  $ 71.5      $72.4         $68.6          $62.2
Gross Profit......................................    36.6       36.1          36.2           26.1
Income (Loss) from Operations.....................     2.2        2.5           3.5           (7.8)
Income Before the Cumulative Effect of a Change in
  Accounting Principle............................     0.2        0.5           1.1            7.7
Net Income (Loss).................................   (11.7)       0.5           1.1            7.7
Income Per Diluted Share Before Cumulative Effect
  of a Change in Accounting Principle.............    0.01       0.02          0.03           0.23
Net Income (Loss) per Diluted Share...............   (0.33)      0.02          0.03           0.23

---------------

  * During the fourth quarter of fiscal 2002, the Company incurred special charges of $33.4 million, including $16.4 million for the write down of intangible assets and inventories associated with discontinued product lines, $6.5 million for the write down of excess inventories, $5.2 million for severance payments and related benefits, $4.2 million for facilities closures, and $1.1 million relating to the write down of non-productive fixed assets. (See "Special Charges".) Sales for the quarter were reduced as a result of the Company's decisions to accept the return of two systems sales in the aggregate amount of $7.7 million. Pretax income for the fourth quarter was reduced by approximately $6.5 million as a result of these returns.

 ** Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." (See "Sales"). The cumulative effect of the change on prior years resulted in a charge to income of $11.9 million, after reduction for income taxes of $6.4 million. For the year ended February 28, 2001, the Company recognized $22.4 million in revenue whose contribution to income was included in the SAB 101 cumulative effect adjustment as of March 1, 2000. The revenue was included in the following quarters during fiscal 2001: first quarter, $15.8 million; second quarter, $1.2 million; third quarter, $5.0 million; and fourth quarter, $0.4 million.

*** During the fourth quarter of fiscal 2001, the Company incurred special charges of $8.2 million related to changes in organizational structure and the elimination of certain product offerings and benefited from a non-recurring gain of $21.4 million on the sale of SpeechWorks International, Inc., common stock. (See "Special Charges" and "Other Income").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests cash balances in excess of operating requirements in short-term securities that generally have maturities of 90 days or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with this investment.

     At February 28, 2002, the Company's Credit Facility provided for borrowings of up to $34.5 million at variable interest rates based on the London Interbank Offering Rate (LIBOR) or an alternate base rate, each plus an applicable margin. Amounts outstanding under the Credit Facility totaled $30.0 million and the fair value of the borrowings approximated their carrying value at that date.

     Subsequent to year end, the Company entered into the Third Amendment to the Credit Facility, reducing the amount of borrowings available under the Credit Facility to $12.0 million. The Company simultaneously entered into an agreement to obtain a $14.0 million variable rate mortgage loan, which will bear interest at the higher of 10.5%, or the prime rate plus 2%, and an agreement to issue Convertible Notes in aggregate principal amount of $10.0 million bearing a fixed coupon of 6%. The Company will apply the proceeds from the mortgage and the Convertible Notes to retire the term loan portion of the Credit Facility. The remaining amounts outstanding under the Credit Facility will mature on June 1, 2003. The mortgage loan will mature

May 30, 2005. The Convertible Notes will be subject to monthly amortization beginning in September 2002, and mature in June 2003.

     Due to the magnitude of the Credit Facility, the Company believes that the effect of any reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows may be material.

     The following table provides information about the Company's credit arrangements which are sensitive to changes in interest rates. The table presents cash flows for scheduled principal payments and related weighted-average interest rates relating to the Company's credit arrangements after the abovementioned Third Amendment, mortgage loan, and Convertible Notes have been executed. Weighted-average variable rates are based on rates in effect as of February 28, 2002.

                                               FAIR VALUE               FISCAL
                                              FEBRUARY 28,   ----------------------------
                                                  2002       2003   2004    2005    2006
                                              ------------   ----   -----   -----   -----
                                                         (DOLLARS IN MILLIONS)
Long-term debt:.............................     $30.0
  Fixed rate US $...........................                 $6.0   $ 4.0      --      --
  Projected weighted average interest
     rate...................................                  6.0%    6.0%
  Variable rate US $........................                 $ --   $ 6.0   $  --   $14.0
  Projected weighted average interest
     rate...................................                  8.9%   10.2%   10.5%   10.5%

FOREIGN CURRENCY RISKS

     The Company transacts business in certain foreign currencies, including, particularly, the British Pound. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company attempts to mitigate this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency in which revenues will be received. The Company's major foreign subsidiary, however, procures much of its raw materials inventory from its US parent. Such transactions are denominated in dollars, limiting the Company's ability to hedge against adverse movements in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors Report of Ernst & Young LLP and the Consolidated Financial Statements of the Company as of February 28, 2002 and for each of the three years in the period ended February 28, 2002 follow:

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
InterVoice-Brite, Inc.

     We have audited the accompanying consolidated balance sheets of InterVoice-Brite, Inc. and subsidiaries as of February 28, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended February 28, 2002. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterVoice-Brite, Inc. and subsidiaries at February 28, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note D to the financial statements, in 2001 the Company changed its method of accounting for certain revenues.

                                          ERNST & YOUNG LLP

Dallas, Texas
April 17, 2002,
except for Notes H and Q, as to which
the date is May 29, 2002

                             INTERVOICE-BRITE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 28,   FEBRUARY 28,
                                                                  2002           2001
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 17,646       $ 15,901
  Trade accounts receivable, net of allowance for doubtful
     accounts of $3,492 in 2002 and $3,642 in 2001..........      40,783         72,148
  Income tax receivable.....................................          --          3,323
  Inventory.................................................      27,524         40,184
  Prepaid expenses and other current assets.................       6,152          5,238
  Deferred income taxes.....................................         819          3,968
                                                                --------       --------
                                                                  92,924        140,762
PROPERTY AND EQUIPMENT
  Land and buildings........................................      19,530         20,228
  Computer equipment and software...........................      30,379         46,316
  Furniture, fixtures and other.............................       2,328          4,528
  Service equipment.........................................       7,902          6,905
                                                                --------       --------
                                                                  60,139         77,977
  Less allowance for depreciation...........................      33,787         42,037
                                                                --------       --------
                                                                  26,352         35,940
OTHER ASSETS
  Intangible assets, net of accumulated amortization of
     $39,424 in 2002 and $26,702 in 2001....................      53,939         79,760
  Other assets..............................................       2,153            299
                                                                --------       --------
                                                                $175,368       $256,761
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................    $ 22,661       $ 22,952
  Accrued expenses..........................................      10,826         16,863
  Customer deposits.........................................       5,963          7,730
  Deferred income...........................................      24,426         19,705
  Current portion of long term borrowings...................       6,000         18,537
  Income taxes payable......................................       4,162          5,117
                                                                --------       --------
                                                                  74,038         90,904
Long Term Liabilities.......................................       1,916             --
Deferred Income Taxes.......................................          --         20,127
Long Term Borrowings........................................      23,980         31,100
STOCKHOLDERS' EQUITY
  Preferred Stock, $100 par value -- 2,000,000 shares
     authorized: none issued
  Common Stock, no par value, at nominal assigned
     value -- 62,000,000 shares authorized: 34,029,180
     issued and outstanding in 2002, 33,099,647 issued and
     outstanding in 2001....................................          17             17
  Additional capital........................................      61,725         55,671
  Unearned compensation.....................................          --         (1,311)
  Retained earnings.........................................      19,618         64,308
  Accumulated other comprehensive loss......................      (5,926)        (4,055)
                                                                --------       --------
                                                                  75,434        114,630
                                                                --------       --------
                                                                $175,368       $256,761
                                                                ========       ========

                See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FISCAL YEAR ENDED
                                                            ------------------------------------------
                                                            FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,
                                                                2002           2001           2000
                                                            ------------   ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES
  Systems.................................................    $126,379       $182,784       $213,683
  Services................................................      85,257         91,963         72,543
                                                              --------       --------       --------
                                                               211,636        274,747        286,226
                                                              --------       --------       --------
COST OF GOODS SOLD
  Systems.................................................      87,173         95,800        104,918
  Services................................................      38,389         43,924         30,493
                                                              --------       --------       --------
                                                               125,562        139,724        135,411
                                                              --------       --------       --------
GROSS MARGIN
  Systems.................................................      39,206         86,984        108,765
  Services................................................      46,868         48,039         42,050
                                                              --------       --------       --------
                                                                86,074        135,023        150,815
                                                              --------       --------       --------
Research and development expenses.........................      29,308         34,594         61,004
Selling, general and administrative expenses..............      83,316         86,193         79,118
Amortization of goodwill and acquisition related
  intangible assets.......................................      13,378         13,844         10,422
Impairment of goodwill and acquisition related intangible
  assets..................................................      11,684             --             --
                                                              --------       --------       --------
INCOME (LOSS) FROM OPERATIONS.............................     (51,612)           392            271
Other income..............................................       1,433         22,435          1,438
Interest expense..........................................      (4,939)        (8,187)        (8,023)
                                                              --------       --------       --------
Income (loss) before income taxes and the cumulative
  effect of a change in accounting principle..............     (55,118)        14,640         (6,314)
Income tax (benefit)......................................     (10,428)         5,124          8,532
                                                              --------       --------       --------
INCOME (LOSS) BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE....................................    $(44,690)      $  9,516       $(14,846)
Cumulative effect on prior years of adopting SEC Staff
  Accounting Bulletin No. 101.............................          --        (11,850)            --
                                                              --------       --------       --------
NET LOSS..................................................    $(44,690)      $ (2,334)      $(14,846)
                                                              ========       ========       ========
Per Basic Share:
Income (loss) before the cumulative effect of a change in
  accounting principle....................................    $  (1.34)      $   0.29       $  (0.49)
Cumulative effect on prior years of adopting SEC Staff
  Accounting Bulletin No. 101.............................          --          (0.36)            --
                                                              --------       --------       --------
Net loss..................................................    $  (1.34)      $  (0.07)      $  (0.49)
                                                              ========       ========       ========
Per Diluted Share:
Income (loss) before the cumulative effect of a change in
  accounting principle....................................    $  (1.34)      $   0.28       $  (0.49)
Cumulative effect on prior years of adopting SEC Staff
  Accounting Bulletin No. 101.............................          --          (0.35)            --
                                                              --------       --------       --------
Net loss..................................................    $  (1.34)      $  (0.07)      $  (0.49)
                                                              ========       ========       ========

                See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                        COMMON STOCK                                                  OTHER
                                     -------------------   ADDITIONAL     UNEARNED     RETAINED   COMPREHENSIVE
                                       SHARES     AMOUNT    CAPITAL     COMPENSATION   EARNINGS       LOSS         TOTAL
                                     ----------   ------   ----------   ------------   --------   -------------   --------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at February 28, 1999.......  28,728,016    $14      $ 1,720       $  (650)     $ 81,488      $    --      $ 82,572
  Net loss.........................          --     --           --            --       (14,846)          --       (14,846)
  Foreign currency translation
    adjustment.....................          --     --           --            --            --         (910)         (910)
                                                                                                                  --------
  Comprehensive loss...............                                                                                (15,756)
                                                                                                                  --------
  Issuance of stock in connection
    with acquisitions..............   2,985,792      2       42,361            --            --           --        42,363
  Exercise of stock options........     766,552     --        4,413            --            --           --         4,413
  Issuance of restricted stock.....     107,164     --        3,402        (3,402)           --           --            --
  Amortization of unearned
    compensation...................          --     --           --           351            --           --           351
  Other............................          --     --       (1,912)           --            --           --        (1,912)
                                     ----------    ---      -------       -------      --------      -------      --------
Balance at February 29, 2000.......  32,587,524     16       49,984        (3,701)       66,642         (910)      112,031
  Net loss.........................          --     --           --            --        (2,334)          --        (2,334)
  Foreign currency translation
    adjustment.....................          --     --           --            --            --       (3,145)       (3,145)
                                                                                                                  --------
  Comprehensive loss...............                                                                                 (5,479)
                                                                                                                  --------
  Exercise of stock options........     532,123      1        3,060            --            --           --         3,061
  Tax benefit from exercise of
    stock options..................          --     --        3,311            --            --           --         3,311
  Amortization of unearned
    compensation, net of
    forfeiture.....................     (20,000)    --         (684)        2,390            --           --         1,706
                                     ----------    ---      -------       -------      --------      -------      --------
Balance at February 28, 2001.......  33,099,647     17       55,671        (1,311)       64,308       (4,055)      114,630
  Net income.......................          --     --           --            --       (44,690)          --       (44,690)
  Foreign currency translation
    adjustment.....................          --     --           --            --            --       (1,679)       (1,679)
  Cumulative effect on prior years
    of adopting Statement of
    Financial Accounting Standards
    No. 133, as amended, net of tax
    effect of $261.................          --     --           --            --            --         (425)         (425)
  Valuation adjustment of interest
    rate swap hedge, net of tax
    effect of ($143)...............          --     --           --            --            --          233           233
                                                                                                                  --------
  Comprehensive loss...............                                                                                (46,561)
                                                                                                                  --------
  Exercise of stock options........     929,533     --        6,054            --            --           --         6,054
  Amortization of unearned
    compensation...................          --     --           --         1,311            --           --         1,311
                                     ----------    ---      -------       -------      --------      -------      --------
Balance at February 28, 2002.......  34,029,180    $17      $61,725       $    --      $ 19,618      $(5,926)     $ 75,434
                                     ==========    ===      =======       =======      ========      =======      ========

                See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR ENDED
                                                            ------------------------------------------
                                                            FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,
                                                                2002           2001           2000
                                                            ------------   ------------   ------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss................................................    $(44,690)      $ (2,334)     $ (14,846)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization........................      26,518         32,367         25,239
     Gain on sale of investment...........................          --        (21,391)            --
     In-process research and development charge...........          --             --         30,100
     Deferred income taxes (benefit)......................     (16,860)        (5,550)           627
     Provision for doubtful accounts......................         408          2,935          6,363
     Provision for slow moving inventories................      14,488          4,752          1,881
     Disposal of equipment................................       2,568             17            551
     Write off of intangible assets.......................      11,866          2,863          2,798
  Changes in operating assets and liabilities:
     Accounts receivable..................................      31,835         18,074         (8,261)
     Inventories..........................................      (3,287)       (20,156)         2,249
     Prepaid expenses and other assets....................       4,365          2,313         (2,161)
     Accounts payable and accrued expenses................      (6,314)        (2,021)       (10,608)
     Customer deposits....................................      (1,746)          (280)        (1,914)
     Deferred income......................................       4,756          5,255          5,210
     Other................................................      (3,491)         5,794          1,277
                                                              --------       --------      ---------
Net cash provided by operating activities.................      20,416         22,638         38,505
INVESTING ACTIVITIES
  Purchase of property and equipment......................      (4,869)        (5,866)        (9,215)
  Proceeds from sale of investment........................          --         21,391             --
  Purchased software......................................        (184)          (704)          (885)
  Purchase of Brite Voice Systems, net of cash acquired...          --             --       (116,513)
  Other...................................................          --          2,800             --
                                                              --------       --------      ---------
Net cash provided by (used in) investing activities.......      (5,053)        17,621       (126,613)
                                                              --------       --------      ---------
FINANCING ACTIVITIES
  Paydown of debt.........................................     (19,657)       (57,863)       (40,000)
  Exercise of stock options...............................       6,054          3,061          4,413
  Borrowings..............................................          --          7,500        135,000
                                                              --------       --------      ---------
Net cash provided by (used in) financing activities.......     (13,603)       (47,302)        99,413
Effect of exchange rate on cash...........................         (15)          (319)          (238)
                                                              --------       --------      ---------
Increase (decrease) in cash and cash equivalents..........       1,745         (7,362)        11,067
Cash and cash equivalents, beginning of period............      15,901         23,263         12,196
                                                              --------       --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................    $ 17,646       $ 15,901      $  23,263
                                                              ========       ========      =========

                See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- DESCRIPTION OF BUSINESS

     InterVoice-Brite, Inc. (together with its subsidiaries, collectively referred to as the "Company") is a technology leader in enhanced services for network service providers and automated and interactive information systems for enterprises. The Company operates in two global divisions, each focusing on a separate market. The Company's Network Solutions Division, or NSD, provides products and services that are designed to create opportunities for network carriers and service providers to increase revenue through value-added services and/or reduce costs through automation. The Enterprise Solutions Division, or ESD, provides automated customer service and communications systems that reduce costs and improve customer service levels through enabling accurate and efficient communication and transactions between an enterprise, its customers and its business partners. In addition, NSD and ESD each provides a suite of professional services that supports its installed systems. Services provided include maintenance, implementation, and business and technical consulting services. To further leverage the strong return on investment offered by the Company's systems offerings, both divisions also offer enhanced communications solutions to network and enterprise customers on an outsourced basis as an Application Service Provider, or ASP. For the fiscal year ended February 28, 2002, the Company reported revenues of $211.6 million, with systems and services sales representing approximately 60% and 40% of revenues, respectively.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of InterVoice-Brite Inc., and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents: Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value. Interest income was $1.1 million, $0.5 million and $1.5 million in fiscal 2002, 2001 and 2000, respectively.

     Inventories: Inventories, primarily system components, are valued at the lower of cost or market with cost determined on a first-in, first-out basis.

     Inventory Valuation Allowances: Inventory is valued net of allowances for unsalable or obsolete raw materials and work-in-process and net of allowances for items which the Company will continue to use but which, given the slowdown in market demand, are held in excess quantities at year end. Allowances are determined quarterly by comparing inventory levels of individual materials and parts to historical usage rates and estimated future sales in order to identify specific components of inventory that are judged unlikely to be sold. Inventory is written off in the period in which disposal occurs. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors.

     Property and Equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over each asset's estimated useful life. The range of useful lives by major category are: buildings: 5 to 40 years; computer equipment and software: 3 to 5 years; furniture, fixtures and other: 5 years;

                             INTERVOICE-BRITE, INC.

and service equipment: 3 years. Depreciation expense totaled $12.7 million, $14.0 million and $12.5 million in fiscal 2002, 2001 and 2000, respectively.

     Intangible Assets: Intangible assets are comprised of goodwill and separately identifiable intangible assets arising out of the Company's fiscal 2000 acquisition of Brite Voice Systems, Inc., and certain capitalized purchased software. Intangible assets are being amortized using the straight-line method over each asset's estimated useful life. Such lives range from five to twelve years. Amortization expense for these items totaled $13.8 million, $15.2 million and $12.7 million in fiscal 2002, 2001 and 2000, respectively. The Company also recognized impairment losses related to these items totaling $11.7 million in fiscal 2002. See "Note F -- Intangible Assets".

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

     Impairment of Long Lived Assets: The Company records impairment losses on long-lived tangible and intangible assets, including goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. In those situations, impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows.

     In June 2001, the Financial Accounting Standards Board issued new rules on accounting for goodwill and other intangible assets in its Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which become effective for the Company's fiscal year beginning March 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Subsequent to February 28, 2002, the Company has begun the transitional impairment tests required by Statement No. 142. Based on the preliminary results of those tests, the Company expects to recognize a non-cash, goodwill impairment charge of approximately $16.0 million to be recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. This loss was not indicated under the Company's impairment policy (described above) in effect at February 28, 2002. The Company also expects annual amortization expense to decrease by approximately $4.4 million in fiscal 2003 as a result of its adoption of Statement No. 142.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 as of March 1, 2002,

                             INTERVOICE-BRITE, INC.

and does not expect that the adoption of the Statement will have a material impact on the Company's financial position or results of operations.

     Other Assets: Other Assets are comprised of refundable deposits, deferred costs associated with one of the Company's managed services contracts and $0.6 million of restricted certificates of deposit. The CDs are pledged in support of certain letters of credit issued on behalf of the Company to guarantee its performance under a long-term managed service contract. The letters of credit expire in December 2003. The deferred costs associated with a managed service contract will be amortized to expense through July 2003.

     Derivatives: From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company's outstanding floating rate debt to a fixed rate basis. The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of February 28, 2002.

     Prior to March 1, 2001, the Company did not assign a value to the interest rate swaps, and gains and losses from the swaps were included on the accrual basis in interest expense. Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities, as amended, ("Statement No. 133"), which required that the Company record an asset or liability for the fair value of its derivatives and that it mark such asset or liability to market on an ongoing basis. Because the Company's interest rate swaps were defined as cash flow hedges, changes to the derivative's market value were initially reported at the adoption of the Statement as a component of other comprehensive loss to the extent that the hedge was determined to be effective. Such changes were subsequently reclassified into earnings when the related transaction (the quarterly payment of variable rate interest) affected earnings. Changes in market value attributable to the ineffective portion of a hedge were reported in earnings immediately as incurred.

     At March 1, 2001, the Company was a party to swap arrangements with a notional amount of $50 million under which the Company paid interest at a fixed rate of 6.2% and received interest at the LIBOR three-month rate (5.1% at March 1, 2001). Upon adoption of the Statement, the Company recorded an initial derivative liability of approximately $0.7 million and incurred a charge to other comprehensive loss ("OCL") totaling approximately $0.4 million (net of tax). The charge to OCL represented the transition adjustment associated with the cumulative effect on prior years of adopting Statement No. 133. As of February 28, 2002, $0.2 million of the original net of tax charge has been reclassified to interest expense, and the remaining $0.2 million will be reclassified in fiscal 2003 resulting in a first quarter charge to interest expense of $0.3 million. All other settlement costs under the swap arrangements were ultimately charged to interest expense during the year.

     The Company had no other derivative instruments during fiscal 2002, 2001 and 2000.

     Revenue Recognition: The Company recognizes revenue from the sale of hardware and software systems, from the delivery of maintenance and other customer services associated with installed systems and from the provision of its enhanced telecommunications services and IVR applications on an ASP (managed service) basis.

     Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (See Note D). Accordingly, for systems that do not require customization to be performed by the Company, revenue is recognized when there is persuasive evidence that an arrangement exists, when the related hardware and software are delivered and any installation or other post-delivery obligation has been fulfilled, when the fee is fixed or determinable and when collection is probable.

                             INTERVOICE-BRITE, INC.

     For systems that require significant customization and where the completed contract method of accounting is applicable, the Company now recognizes revenue upon customer acceptance. For more complex, customized systems (generally systems with a sales price greater than $500,000), the Company recognizes revenue using the percentage of completion contract accounting methodology based on labor inputs. Unbilled receivables accrued under this methodology totaled $17.8 million and $24.1 million at February 28, 2002 and February 28, 2001, respectively. Unbilled receivables at February 28, 2002 are anticipated to be billed during the next twelve months. Billings under percentage of completion contracts are typically made upon the satisfaction of contractually defined milestones.

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

     Research and Development. Research and development costs are expensed as incurred.

     Advertising Costs: Advertising costs are expensed as incurred. Advertising expense was $1.4 million in fiscal 2002, $1.5 million in fiscal 2001 and $1.8 million in fiscal 2000.

     Income Taxes: Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company provides a valuation allowance for deferred tax assets in circumstances where it does not consider realization of such assets to be more likely than not.

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

     The merger has been accounted for as a purchase business combination. The aggregate purchase price for Brite was $173.1 million, which included $3.2 million of direct costs and $4.8 million of assumed liabilities, primarily accrued severance costs for Brite employees and lease termination/cancellation costs, relating to the merger. As of February 28, 2002 and 2001, assumed liabilities of $0.4 million and $1.0 million, respectively, remained outstanding. Such costs, comprised primarily of lease termination accruals, are anticipated to be paid out over the remaining lease terms. The components of the aggregate purchase price were as follows (in millions):

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

                             INTERVOICE-BRITE, INC.

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

     In connection with this transaction, the Company obtained senior secured credit facilities amounting to $150 million, comprised of a $125 million term loan facility and a $25 million revolving credit agreement. See "Note
H -- Long-Term Borrowings and Existence of Forbearance Agreement" for a description of the loan facilities.

     The following unaudited pro forma information presents the Company's results of operations for the fiscal year ended February 29, 2000 as if the Brite merger had occurred at March 1, 1998. The pro forma information has been prepared by combining the results of operations of the Company and Brite, adjusted for additional amortization expense of identified intangibles and goodwill, interest expense on the credit facilities, and the resulting impact on the provision for income taxes. No adjustment has been made to account for the two companies' different fiscal year ends. This pro forma information does not purport to be indicative of what would have occurred had the Brite merger occurred as of the date assumed or of results of operations which may occur in the future. Fiscal 2002 and 2001 data, as reported, reflect the results of the merged companies and, therefore, are not displayed below (in millions, except per share data):

                                                              FISCAL YEAR ENDED
                                                                FEBRUARY 29,
                                                                    2000
                                                              -----------------
Sales.......................................................       $322.8
Income before income taxes..................................       $ 24.2
Net income..................................................       $ 16.6
Net income per share -- diluted.............................       $ 0.49

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

                             INTERVOICE-BRITE, INC.

and when collection is probable. In prior years, although the Company's contracts often included installation and customer acceptance provisions, revenue generally was recognized at the time of shipment based on the Company's belief that no significant uncertainties about customer acceptance existed.

     For systems that require significant customization and where the completed contract method of accounting is applicable, the Company now recognizes revenue upon customer acceptance. Prior to the implementation of SAB 101, the Company recognized revenue on these systems upon completion of installation and testing but prior to customer acceptance. For more complex, customized systems (generally systems with a sales price greater than $500,000), the Company continues to use a percentage of completion methodology based on labor inputs. The Company also continues to recognize revenues from services when the services are performed or ratably over the related contract period.

     The cumulative effect of the change on prior years (which principally relates to changes relating to customer acceptance provisions) resulted in a charge to operations of $11.9 million (after reduction for income taxes of $6.4 million) which is included in results of operations for fiscal 2001. During fiscal 2001, the Company recognized $22.4 million in revenue whose contribution to income is included in the cumulative effect adjustment as of March 1, 2000. Assuming the accounting change had been applied retroactively by the Company to prior periods, unaudited pro forma net loss for fiscal 2000 would have been ($17.3) million. Unaudited net loss per common share would have been ($0.57) in 2000. Had the Company not adopted SAB 101, revenues for fiscal 2001 would have been $255.5 million, and net loss per common share would have been ($0.02).

NOTE E -- INVENTORY

     Inventory at February 28 consists of the following (in millions):

                                                              2002    2001
                                                              -----   -----
Purchased parts.............................................  $18.0   $33.1
Work in progress............................................    6.9     6.0
Finished goods..............................................    2.6     1.1
                                                              -----   -----
                                                              $27.5   $40.2
                                                              =====   =====

     Amounts presented are net of inventory reserves totaling $13.5 million and $2.6 million at February 28, 2002 and 2001, respectively. The Company recorded approximately $10.9 million in special charges to reduce the carrying value of inventories during fiscal 2002. See Note L.

NOTE F -- INTANGIBLE ASSETS

     Intangible assets at February 28 include the following (in millions):

                                                            AMORTIZATION
                                                               LIVES       2002    2001
                                                            ------------   -----   -----
Goodwill..................................................     10 years    $16.5   $23.4
Customer relations........................................     10 years     23.8    27.1
Developed technology......................................      5 years      8.6    16.8
Assembled workforce.......................................      5 years      4.1     6.0
Tradename.................................................     10 years       --     5.4
Other intangibles.........................................   5-12 years       .9     1.1
                                                                           -----   -----
                                                                           $53.9   $79.8
                                                                           =====   =====

                             INTERVOICE-BRITE, INC.

     Other intangibles include items such as patents, purchased software, and licenses for technologies such as text to speech and speech recognition.

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

     Amounts allocated to in-process R&D were expensed at the time of acquisition as the Company determined that the in-process R&D had not reached technological feasibility based on the status of design and development activities that require further refinement and testing. Brite's in-process R&D related to technologies which support Brite's interactive voice response
(IVR)/computer telephony integration (CTI), intelligent network, messaging, voice dialing, and prepaid/postpaid product families. The valuation of existing product technology and in-process R&D was performed using the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. The income approach focuses on the income producing capability of the existing products and in-process R&D projects and best represents the present value of the future economic benefits expected to be derived. Significant assumptions used in the valuation of in-process R&D included the stages of completion of R&D projects, projected operating cash flows, and the discount rate. At the time of the merger, Brite management estimated the remaining cost to complete the in-process R&D projects to be approximately $1.6 million with a remaining time requirement of approximately 8-12 months. Projected operating cash flows were expected to begin in fiscal 2000. The discount rate selected for Brite's in-process technologies was 27.5%. The projects were completed in fiscal 2001.

     During the fourth quarter of fiscal 2002, the Company performed a comprehensive review of the current and future positioning of all product lines, including lines brought forward from its merger with Brite. As a result of decisions made during this review, the Company performed impairment tests in accordance with its stated policies on the Brite tradename and on certain of the developed technology associated with the Brite acquisition. Based on these tests, the Company recorded impairment charges of $4.8 million and $3.2 million, respectively, to reduce the carrying value of these intangible assets and an additional charge of $3.7 million to reduce the carrying value of goodwill associated with the impaired assets.

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

     The Company purchased the Enhanced Services Platform (ESP) product line and certain other assets from Integrated Telephony Products, Inc. on February 26, 1998 in a transaction accounted for as a purchase. The purchase price of $5.2 million was comprised of $4.6 million in cash, Company common stock valued at $0.5 million and other direct acquisition costs totaling $0.1 million. Based on appraised value, a portion of the purchase price was allocated to two purchased research and development projects. The amount allocated to the purchased research and development projects was expensed at the time of acquisition as the Company determined that the purchased research and development projects had not reached technological feasibility. This allocation resulted in a $1.2 million charge, net of taxes, to the Company's operations in fiscal year 1998. The remaining purchase price was allocated, based on appraisals, to software ($3.1 million), net tangible assets ($0.3 million), and deferred tax assets ($0.6 million). During the second quarter of fiscal 2000, the

                             INTERVOICE-BRITE, INC.

remaining balances of approximately $2.2 million were written off to recognize the redundancy of the ESP product line as a result of the Company's merger with Brite.

NOTE G -- ACCRUED EXPENSES

     Accrued expenses consisted of the following at February 28 (in millions):

                                                              2002    2001
                                                              -----   -----
Accrued compensation........................................  $ 4.6   $ 6.2
Other.......................................................    6.2    10.7
Other long-term.............................................    1.9      --
                                                              -----   -----
                                                              $12.7   $16.9
                                                              =====   =====

NOTE H -- FINANCIAL CONDITION AND LONG-TERM BORROWINGS

     During fiscal 2000, the Company entered into a $125 million amortizing term loan facility and a $25 million revolving credit facility to finance the merger with Brite. Initial borrowings under the facilities were $135 million. At February 28, 2002 and 2001, the outstanding borrowings under the term loans and revolving credit facilities were as follows (in millions). The balance sheet classification reflects the terms of the refinancing transactions described below.

                                                              2002     2001
                                                              -----   ------
Revolving credit............................................  $ 7.5   $  7.5
Term loans..................................................   22.5     42.1
Less: current portion.......................................   (6.0)   (18.5)
                                                              -----   ------
                                                              $24.0   $ 31.1
                                                              =====   ======

     The term loan under the Credit Facility is subject to quarterly principal amortization. In addition, the Credit Facility is subject to certain mandatory prepayments and commitment reductions tied to the sale of assets, the issuance of debt, the issuance of equity and the generation of excess cash flow for a fiscal year. Certain of these prepayment and commitment reduction requirements are limited by the satisfaction of certain financial ratios.

     The Credit Facility contains certain representations and warranties, certain negative and affirmative covenants and certain conditions and events of default which are customarily required for similar financings. Such covenants include, among others, restrictions and limitations on liens and negative pledges; limitations on mergers, consolidations and sales of assets; limitations on incurrence of debt; limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitations on investments and acquisitions (other than the acquisition of the Company); and limitations on capital expenditures. Key financial covenants based on the Company's consolidated financial statements include minimum net worth, maximum leverage ratio and minimum fixed charges coverage ratio. The Credit Facility also requires a first priority perfected security interest in (i) all of the capital stock of each of the domestic subsidiaries of the Company, and 65% of the capital stock of each of the Company's first tier foreign subsidiaries, which capital stock shall not be subject to any other lien or encumbrance and (ii) subject to permitted liens, all other present and future material assets and properties of the Company and its material domestic subsidiaries (including, without limitation, accounts receivable and proceeds, inventory, real property, machinery and equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles).

                             INTERVOICE-BRITE, INC.

     The lenders and the Company entered into forbearance agreements dated March 7, 2002 and March 31, 2002, pursuant to which the lenders granted a temporary waiver through May 31, 2002 of the Company's default under one of four financial covenants, a fixed charge coverage ratio covenant.

  REFINANCING TRANSACTIONS

     The lenders issued commitment letters to enter into a Consent, Waiver, and Third Amendment to Credit Agreement (the "Third Amendment") to be effective as of May 29, 2002, pursuant to which the lenders will waive the Company's default under the financial covenant. The effectiveness of the Third Amendment is conditioned on funding under the Convertible Notes, which is scheduled for May 30, 2002. See discussion below.

     The Third Amendment will amend the fixed charge coverage ratio covenant and a covenant to maintain a minimum leverage ratio (as described in the Credit Facility) to reflect the Company's current capital structure and liquidity requirements. The Third Amendment also will add a covenant by the Company to maintain a minimum level of EBITDA (as defined in the Credit Facility).

     Pursuant to the Third Amendment, proceeds from the mortgage of the Company's office facilities in Dallas, Texas (see section below entitled "Mortgage Loan") and proceeds from the Company's issuance of Convertible Notes (each of which is discussed below) will be applied to repay all outstanding indebtedness under the term loan, with the remainder applied to the revolving loans. Under the amended Credit Facility, the lenders will agree to continue making revolving loans to the Company up to a revised maximum amount of $12 million through June 1, 2003. The maximum amount of revolving loans that may be outstanding will also be limited by a borrowing base computed on the Company's eligible accounts receivable and eligible inventory securing the revolving loans.

     The Company is not permitted to make principal payments on the Convertible Notes in cash if any amount is outstanding under the Credit Facility. The Credit Facility is cross-defaulted with the Convertible Notes such that a default or the occurrence of certain other events under the Convertible Notes will be a default under the Credit Facility.

     The amended Credit Facility will provide that interest will accrue at a base rate equal to an applicable margin plus the higher of (i) the prime rate or
(ii) the federal funds rate. The applicable margin will be determined in accordance with a schedule to the Credit Facility and by reference to a ratio of the Company's funded debt to EBITDA. The applicable margin will increase 0.5% in each of the Company's fiscal quarters. The Third Amendment will delete provisions that permit the Company to elect an interest rate equal to the London Interbank Offer Rate ("LIBOR") plus the applicable margin.

  CONVERTIBLE NOTES, WARRANTS AND REGISTRATION REQUIREMENTS

     On May 29, 2002, the Company entered into a Securities Purchase Agreement, by and among the Company and the buyers named therein (the "Buyers"), pursuant to which the Buyers agreed to purchase Convertible Notes (the "Convertible Notes"), in an aggregate principal amount of $10.0 million, convertible into shares of the Company's common stock (the "Conversion Shares"), and Warrants (the "Warrants") initially exercisable for an aggregate of 621,303 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $4.0238 per share. Buyers' obligations to purchase the Convertible Notes and Warrants under the Securities Purchase Agreement are subject to and conditioned upon execution of the Third Amendment. The following is a summary of the material terms of the Convertible Notes, the Warrants and certain registration requirements:

     Under the Securities Purchase Agreement, the Company has the option, for a period of one month, to issue up to an additional $10 million in convertible notes and accompanying warrants on substantially the same terms as the Convertible Notes and the Warrants.

                             INTERVOICE-BRITE, INC.

     The Securities Purchase Agreement obligates the Company to seek shareholder approval, at the Company's next annual meeting, of the issuance of the Convertible Notes and Warrants, with the Company being subject to financial penalties for failure to seek such approval. However, if such approval is sought and not obtained, no penalties will be assessed.

  AMORTIZATION OF CONVERTIBLE NOTES

     The initial Convertible Notes will be repaid in monthly installments ("Installment Amounts") of principal in the amount of $1.0 million, plus accrued interest on the applicable installments at 6% per annum, commencing September 1, 2002, and will be fully amortized by June 30, 2003. At the Company's option, the Installment Amounts may be paid in cash or through a partial conversion of the Convertible Notes through the Company's issuance of common stock at a conversion rate equal to the lesser of (i) 200% of the weighted average trading price for the Company's common stock as reported on the Nasdaq National Market on the issuance date, subject to various adjustments, as set forth in the Form of Note (the "Fixed Conversion Price"), or (ii) 95% of the average of the weighted average trading prices of the Company's common stock during the time period to which the installment relates. In order to preserve the ability to pay the Installment Amounts in common stock, the Company must comply with several conditions, including maintaining the effectiveness of a registration statement (as more fully described below), complying with the listing requirements of the Nasdaq National Market, timely delivery of common stock upon conversion of the Convertible Notes, and compliance with other requirements under the Convertible Notes, the Securities Purchase Agreement and the Registration Rights Agreement.

     If any principal amount of the Convertible Notes remains outstanding on June 30, 2003, the holders must surrender the Convertible Notes to the Company and the principal amount will be redeemed by payment on such date to the holders of a cash amount equal to the sum of 105% of the principal amount plus accrued interest at 6% per annum with respect to the principal amount.

     In addition, subject to certain conditions, the Company may redeem some or all of the principal amount of the Convertible Notes in excess of current monthly installments for a cash amount equal to the sum of 105% of the principal amount being redeemed plus accrued interest at 6% per annum with respect to the principal amount.

  CONVERSION OF CONVERTIBLE NOTES AT THE OPTION OF THE HOLDER

     Each of the Convertible Notes will be convertible at the option of the holder into that number of shares of common stock equal to (i) the principal amount being converted, plus accrued interest at 6% per annum, divided by (ii) the Fixed Conversion Price in effect at such time. If the Company does not timely effect a conversion of the Convertible Notes, the Company will be subject to certain cash penalties, adjustments to the applicable Fixed Conversion Price and certain other penalties as more fully described in the Form of Note. Moreover, in such case, the holders of the Convertible Notes may require the Company to redeem all of the outstanding principal amount of the Convertible Notes.

     Any holder of the Convertible Notes is prohibited from converting its respective Convertible Notes if, after giving effect to such conversion, the holder would hold in excess of 4.99% of the Company's outstanding common stock following such conversion.

  ACCELERATION AND DEFAULT PROVISIONS IN CONVERTIBLE NOTES

     If certain events, referred to as "Triggering Events," occur, the holders of the Convertible Notes may cause the Company to redeem the Convertible Notes in cash at a price equal to the greater of (i) 125% of the principal amount, plus accrued interest at 6% per annum and (ii) the number of shares of common stock issuable upon conversion multiplied by the weighted average price of the common stock on the trading day

                             INTERVOICE-BRITE, INC.

immediately preceding such event. Circumstances under which the holders may redeem the Convertible Notes include, without limitation, the failure to obtain and/or maintain the effectiveness of a registration statement, suspension from trading or the failure to be listed for a period of 5 consecutive trading days or for more than 10 trading days in any 365-day period, the failure to timely deliver shares of common stock and a material breach by the Company under the transaction documents.

     If the Company is unable to effect a redemption as a result of a Triggering Event, the holders are entitled to void their redemption notices and receive a reset of their applicable Fixed Conversion Price to the lesser of (i) the Fixed Conversion Price as in effect on the date on which the holder delivers notice to the Company of its intent to void the redemption notice and (ii) the lowest weighted average price of the Company's common stock during the period beginning on the date on which the notice of redemption is delivered to the Company and ending on the date the holder delivers notice to the Company of its intent to void the redemption notice.

     If the Company is unable to redeem all of the Convertible Notes submitted for redemption, the Company must (i) redeem a pro rata amount from each holder of the Convertible Notes and (ii) pay to the holders interest at the rate of 2.0% per month with respect to the unredeemed principal amount until paid in full.

     Upon a Change of Control (as defined in the Convertible Notes) of the Company, the holders of the Convertible Notes have the right to require the Company to redeem all or a portion of the principal amount at a price equal to the greater of (i) the sum of (A) 115% of such principal amount, plus (B) accrued interest at 6% per annum, and (ii) the number of shares of common stock issuable upon conversion multiplied by the arithmetic average of the weighted average prices of the common stock during the 5 trading days immediately preceding such date.

     If an Event of Default (as defined in the Convertible Notes) occurs, the holders of the Convertible Notes may declare the Convertible Notes, including all amounts due thereunder, to be due and payable immediately. Such amount shall bear interest at the rate of 2.0% per month until paid in full. If the Company does not timely pay the amounts due, the holders of the Convertible Notes may void the acceleration and the Fixed Conversion Price shall be adjusted to the lesser of (i) the Fixed Conversion Price as in effect on the date on which the holders of the Convertible Notes notify the Company of their intent to void the acceleration and (ii) the lowest weighted average price of the Company's common stock during the period beginning on the date on which the Convertible Notes became accelerated and ending on the date on which the holders of the Convertible Notes notify the Company of their intent to void the acceleration. The Events of Default include a default in payment of any principal amount of the Convertible Notes, failure to comply with a material provision of the Convertible Notes, payment defaults with respect to certain indebtedness and initiation of bankruptcy proceedings.

  WARRANTS

     In connection with the sale of the Convertible Notes, the Company issued Warrants to the Buyers. The Warrants give the holders the right to purchase from the Company, for a period of three years, an aggregate of 621,303 shares of the Company's common stock for $4.0238 per share as of the date of issuance. Both the number of Warrants and the exercise price of the Warrants are subject to anti-dilution adjustments as set forth in the Warrants. If the Company is prohibited from issuing Warrant Shares under the rules of the Nasdaq National Market, the Company must redeem for cash those Warrant Shares which cannot be issued at a price per Warrant Share equal to the difference between the weighted average market price of the Company's common stock on the date of attempted exercise and the applicable exercise price.

  REGISTRATION REQUIREMENTS

     The Company and the Buyers also entered into a Registration Rights Agreement, dated as of May 29, 2002 (the "Registration Rights Agreement"), pursuant to which the Company has agreed to prepare and file

                             INTERVOICE-BRITE, INC.

by June 14, 2002 a registration statement covering the resale of the Conversion Shares and the Warrant Shares. The Company is required to have the Registration Statement declared effective within 120 days of the issuance date. The Company is required to pay cash penalties (as set forth in the Registration Rights Agreement) to the holders of the Notes if the registration statement is not filed or not declared effective as of those dates. The failure to have the Registration Statement declared effective within 150 days of the issuance date is also a "Triggering Event" for purposes of the Convertible Notes.

MORTGAGE LOAN

     Effective May 29, 2002, the Company executed and delivered a deed of trust and promissory note in favor of Beal Bank, S.S.B., for a mortgage loan of $14 million secured by a first lien on the Company's office facilities in Dallas, Texas. The mortgage loan is a three year balloon note, bearing interest, payable monthly, at the greater of 10.5% or the prime rate plus 2.0%. Proceeds from the mortgage loan will be applied to reduce loans under the Credit Facility. The lenders under the Credit Facility entered into an agreement with Beal Bank, S.S.B. subordinating their lien on the Dallas, Texas facilities for purposes of the mortgage loan.

USE OF PROCEEDS

     All $14 million of proceeds from the mortgage loan by Beal Bank, S.S.B., and all $10 million of proceeds from the sale of the Convertible Notes (less certain expenses), will be applied to repay outstanding indebtedness under the Credit Facility. The mandatory prepayments will repay all term loans and $6 million in revolving loans will remain outstanding under the Credit Facility. If the sale of the Wichita facilities (described in Item 2 of this report) for $2.0 million does close, proceeds will be applied to reduce revolving loans outstanding under the Credit Facility on the date of closing.

     The Company believes that the liquidity provided by its recent refinancing transactions and cash generated from operations should be sufficient to sustain its operations for the next twelve months, although no assurances can be given to that effect.

     From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company's outstanding floating rate debt to a fixed rate basis. The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of February 28, 2002. Of the $4.9 million total interest expense in fiscal 2002, approximately $1.5 million was attributable to net settlements under the interest rate swap arrangements. The Company benefited from net settlements of approximately $0.2 million and $0.1 million in fiscal 2001 and fiscal 2000, respectively.

NOTE I -- INCOME TAXES

     Income (loss) before income taxes and the cumulative effect of a change in accounting principle attributable to domestic and foreign operations was approximately $(56.9) million and $1.8 million, respectively, in fiscal 2002, approximately $(12.7) million and $27.3 million, respectively, in fiscal 2001 and approximately $(21.1) million and $14.8 million, respectively, in fiscal 2000.

                             INTERVOICE-BRITE, INC.

     Details of the income tax provision (benefit) attributable to income (loss) before income taxes and the cumulative effect of a change in accounting principle are as follows (in millions):

                                                               2002    2001    2000
                                                              ------   -----   -----
INCOME TAX PROVISION (BENEFIT):
  Current:
     Federal................................................  $  4.4   $(5.0)  $ 3.9
     State..................................................     0.3     0.6    (0.7)
     Foreign................................................     1.8     8.6     4.7
                                                              ------   -----   -----
       Total current........................................     6.5     4.2     7.9
                                                              ------   -----   -----
  Deferred:
     Federal................................................   (12.8)    0.9     0.5
     State..................................................    (3.4)     --     0.1
     Foreign................................................    (0.7)     --      --
                                                              ------   -----   -----
       Total deferred.......................................   (16.9)    0.9     0.6
                                                              ------   -----   -----
                                                              $(10.4)  $ 5.1   $ 8.5
                                                              ======   =====   =====

     A reconciliation of the Company's income taxes (benefit) with the United States Federal statutory rate is as follows (in millions):

                                                               2002    2001    2000
                                                              ------   -----   -----
Federal income taxes (benefit) at statutory rates...........  $(19.3)  $ 5.1   $(2.2)
Operating losses and credit carryforwards not benefited.....     7.7      --      --
Goodwill amortization and impairment........................     2.2     1.0     0.7
Effect of non-US rates......................................     0.5    (1.0)   (0.4)
Research and development tax credit.........................      --    (1.0)   (0.8)
State taxes, net of federal effect..........................      --     0.7    (0.4)
Purchased in-process R&D charge.............................      --      --    10.5
Other.......................................................    (1.5)    0.3     1.1
                                                              ------   -----   -----
                                                              $(10.4)  $ 5.1   $ 8.5
                                                              ======   =====   =====

     Income taxes (refunds), net, of $4.1 million, $(6.9) million and $4.2 million were paid (received) in fiscal 2002, 2001 and 2000, respectively.

                             INTERVOICE-BRITE, INC.

     Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at February 28 (in millions):

                                                               2002     2001
                                                              ------   ------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................  $  9.7   $   --
  Tax credit carryforwards..................................     5.0       --
  Inventory.................................................     4.5      1.9
  Accrued expenses..........................................     4.3      1.1
  Allowance for doubtful accounts...........................     1.0      1.1
  Depreciation and amortization.............................     1.0      2.7
  Other items...............................................     2.6      1.5
                                                              ------   ------
     Total deferred tax assets..............................    28.1      8.3
  Valuation allowance.......................................   (14.3)      --
                                                              ------   ------
     Net deferred tax assets................................    13.8      8.3
                                                              ------   ------
DEFERRED TAX LIABILITIES:
  Acquisition-related identified intangibles................   (12.8)   (22.6)
  Capitalized software......................................      --     (1.2)
  Other items...............................................    (0.2)    (0.7)
                                                              ------   ------
     Total deferred tax liabilities.........................   (13.0)   (24.5)
                                                              ------   ------
     Net deferred tax assets (liabilities)..................  $  0.8   $(16.2)
                                                              ======   ======

     At February 28, 2002, the Company had US net operating loss carryforwards totaling $27.6 million, including $8.6 million which will expire in 2021 and $19.0 million which will expire in 2022. The Company also had $3.3 million, $1.4 million and $0.4 million in research and development, foreign tax and alternative minimum tax credit carryforwards, respectively, at February 28, 2002. If unused, the R&D tax credit carryforwards will begin to expire in 2019, and the foreign tax credit carryforwards will begin to expire in 2005.

     The Company has established a valuation allowance of $14.3 million against its net deferred tax assets, including the carryforwards described above. The Company believes the existence of recent losses in its US operations prevents it from concluding that it is more likely than not that US deferred tax assets will be realized. If some or all of such reserved deferred tax assets are ultimately realized, approximately $2.2 million of the valuation allowance reversal related to stock option deductions will not provide future benefit to income but rather will be credited to additional capital. The Company has not provided a valuation allowance for deferred assets associated with its foreign subsidiaries, because it believes it is more likely than not that such deferred tax assets will be realized.

     On March 7, 2002, the US federal tax law was changed to allow net operating losses for taxable years ending in 2001 and 2002 (the Company's fiscal 2001 and fiscal 2002) to be carried back five years rather than the two years allowed under the previous law. Under Statement of Financial Accounting Standards No. 109, which governs the accounting for income taxes, the benefit, if any, from this change will be recognized in the period in which the tax law changed (the Company's first quarter of fiscal 2003). Based on a preliminary review, the Company believes it will be able to carry back an additional $20 million in net operating losses as a result of the new law.

                             INTERVOICE-BRITE, INC.

NOTE J -- STOCKHOLDERS' EQUITY

  1990 EMPLOYEE STOCK OPTION PLAN

     A stock option plan is in effect under which shares of common stock were authorized for issuance by the Compensation Committee of the Board of Directors as stock options to key employees. Option prices per share are the fair market value per share of stock, based on the closing per share price on the date of grant. The Company has granted options at various dates with terms under which the options generally become exercisable at the rate of 20%, 25% or 33% per year. Options becoming exercisable at 33% per year expire six or ten years after the date of grant. Options becoming exercisable at 20% or 25% per year expire ten years after the date of grant.

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
                                                             SHARES        PER SHARE
                                                            ---------   ----------------
Balance at February 28, 1999..............................  2,836,818        $6.03
  Granted.................................................         --           --
  Exercised...............................................   (541,202)        5.08
  Forfeited...............................................    (87,851)        4.84
                                                            ---------        -----
Balance at February 29, 2000..............................  2,207,765        $6.31
  Granted.................................................    253,000         7.41
  Exercised...............................................   (391,492)        4.97
  Forfeited...............................................   (145,971)        5.17
                                                            ---------        -----
Balance at February 28, 2001..............................  1,923,302        $6.82
  Granted.................................................         --           --
  Exercised...............................................   (229,184)        5.05
  Forfeited...............................................    (22,234)        6.65
                                                            ---------        -----
Balance at February 28, 2002..............................  1,671,884        $7.06
                                                            =========        =====

     A total of 1,541,634 employee options were exercisable at an average price of $7.21 at February 28, 2002.

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

                             INTERVOICE-BRITE, INC.

under which the options become exercisable at a rate of 25% or 33% per year and are exercisable for a period of ten years after the date of grant.

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
                                                              SHARES       PER SHARE
                                                             --------   ----------------
Balance at February 28, 1999...............................   979,500        $ 6.28
  Granted..................................................    40,000         10.80
  Exercised................................................  (113,742)         6.18
  Forfeited................................................   (60,834)         9.02
                                                             --------        ------
Balance at February 29, 2000...............................   844,924        $ 6.24
  Granted..................................................        --            --
  Exercised................................................   (60,418)         4.98
  Forfeited................................................   (67,501)         6.53
                                                             --------        ------
Balance at February 28, 2001...............................   717,005        $ 6.47
  Granted..................................................        --            --
  Exercised................................................  (328,671)         7.03
  Forfeited................................................   (12,916)         9.27
                                                             --------        ------
Balance at February 28, 2002...............................   375,418        $ 5.83
                                                             ========        ======

     A total of 322,168 employee options were exercisable at an average price of $5.61 at February 28, 2002.

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

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
                                                             SHARES        PER SHARE
                                                            ---------   ----------------
Balance at February 29, 2000..............................  1,503,000        $14.88
  Granted.................................................  2,458,000          7.92
  Exercised...............................................    (10,000)         6.88
  Forfeited...............................................   (541,063)        10.99
                                                            ---------        ------
Balance at February 28, 2001..............................  3,409,937        $10.50
  Granted.................................................    259,000         11.47
  Exercised...............................................   (168,223)         8.27
  Forfeited...............................................   (317,398)        11.37
                                                            ---------        ------
Balance at February 28, 2002..............................  3,183,316        $10.62
                                                            =========        ======

                             INTERVOICE-BRITE, INC.

     A total of 1,442,297 employee options and 66,000 non-employee options were exercisable at an average price of $11.57 at February 28, 2002.

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

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
                                                              SHARES       PER SHARE
                                                              -------   ----------------
Balance at February 28, 1999................................  127,000        $7.51
  Exercised.................................................  (35,000)        8.63
                                                              -------        -----
Balance at February 29, 2000................................   92,000        $7.08
  Exercised.................................................   (8,000)        4.25
                                                              -------        -----
Balance at February 28, 2001................................   84,000        $7.35
  Granted...................................................       --           --
  Exercised.................................................   (8,000)        6.97
                                                              -------        -----
Balance at February 28, 2002................................   76,000        $7.39
                                                              =======        =====

     A total of 76,000 non-employee options were exercisable at an average price of $7.39 at February 28, 2002.

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

                             INTERVOICE-BRITE, INC.

ending on the following December 31 and June 30, respectively. Option prices are 85% of the lower of the closing price per share of the Company's common stock on the option grant date or the option exercise date.

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
                                                              SHARES       PER SHARE
                                                             --------   ----------------
Balance at February 28, 1999...............................    88,468        $ 8.61
  Granted..................................................    90,244         15.50
  Exercised................................................   (76,608)         8.49
  Forfeited................................................   (11,860)         9.37
                                                             --------        ------
Balance at February 29, 2000...............................    90,244        $15.50
  Granted..................................................   236,505          5.80
  Exercised................................................   (62,213)         7.93
  Forfeited................................................   (28,031)         7.12
                                                             --------        ------
Balance at February 28, 2001...............................   236,505        $ 5.80
  Granted..................................................   130,518         10.29
  Exercised................................................  (194,455)         5.84
  Forfeited................................................   (42,050)         5.62
                                                             --------        ------
Balance at February 28, 2002...............................   130,518        $10.29
                                                             ========        ======

     The grant price per option outstanding is either $9.35 or $10.88.

     As of February 28, 2002, no options were exercisable under this plan.

     As of February 28, 2002, 6,257,440 shares of common stock were reserved for future issuance under all option plans as follows:

                                                                 SHARES AVAILABLE FOR
                                                            ------------------------------
                                                             OUTSTANDING     FUTURE STOCK
                        PLAN NAME                           STOCK OPTIONS    OPTION GRANTS
                        ---------                           -------------    -------------
1990 Employee Stock Option Plan...........................    1,671,884              --
1998 Employee Non-Qualified Plan..........................      375,418         121,751
1999 Non-Qualified Plan...................................    3,183,316         638,461
1990 Non-Employee Option Plan.............................       76,000              --
Employee Stock Purchase Plan..............................      130,518          60,092
                                                              ---------         -------
          Total...........................................    5,437,136         820,304
                                                              =========         =======

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

                             INTERVOICE-BRITE, INC.

     Activity related to restricted stock during fiscal 2002, 2001 and 2000 is as follows:

                                                               SENIOR
                                                              EXECUTIVE
                                                                PLAN
                                                              ---------
Balance at February 28, 1999................................    46,914
  Granted...................................................   107,164
                                                               -------
Balance at February 29, 2000................................   154,078
  Forfeited.................................................   (20,000)
  Vested....................................................   (46,914)
                                                               -------
Balance at February 28, 2001................................    87,164
  Vested....................................................   (87,164)
                                                               -------
Balance at February 28, 2002................................        --
                                                               =======

     The weighted average share price for grants in fiscal year 2000 was $31.75 for the Senior Executive Plan. Shares forfeited in fiscal 2001 had been granted at a weighted average share price of $34.22. At February 28, 2002, 770,570 shares were reserved for future restricted stock grants.

  OTHER STOCK AWARD PLAN DISCLOSURES

     Because the Company has elected to continue to apply the provisions of APB 25 for expense recognition purposes, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123") requires disclosure of pro forma information which provides the effects on net income and net income per share as if the Company had accounted for its employee stock awards under fair value methods prescribed by FAS 123. Because options vest over several years and additional option grants may occur in the future, the pro forma effects of employee stock options accounted for under FAS 123 are not likely to be representative of similar future calculations. The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2002, 2001 and 2000, respectively: risk-free interest rates of 3.71%, 6.37% and 5.50%; stock price volatility factors of 0.96, 1.06 and 0.72; and expected option lives of 3.75 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 2002, 2001 and 2000 was $7.44, $5.02 and $8.22, respectively.

     Required Pro Forma Disclosures (in millions, except per share data):

                                                              2002     2001     2000
                                                             ------   ------   ------
Net loss...................................................  $(50.6)  $ (9.3)  $(22.0)
Loss per diluted common share..............................  $(1.51)  $(0.27)  $(0.72)

     Options Outstanding at February 28, 2002:

                                                                            WEIGHTED AVERAGE
                                                                               REMAINING
                                                         WEIGHTED AVERAGE   CONTRACTUAL LIFE
EXERCISE PRICES                               SHARES      EXERCISE PRICE        IN YEARS
---------------                              ---------   ----------------   ----------------
$ 4.50 -  6.73.............................  2,179,612        $ 5.47              6.81
$ 6.81 - 10.38.............................  1,553,939        $ 9.09              7.10
$10.56 - 34.41.............................  1,703,585        $13.89              7.08
                                             ---------
                                             5,437,136
                                             =========

                             INTERVOICE-BRITE, INC.

     Options Exercisable at February 28, 2002:

                                                                            WEIGHTED AVERAGE
                                                                               REMAINING
                                                         WEIGHTED AVERAGE   CONTRACTUAL LIFE
EXERCISE PRICES                               SHARES      EXERCISE PRICE        IN YEARS
---------------                              ---------   ----------------   ----------------
$ 4.50 -  6.13.............................  1,488,734        $ 5.22              6.31
$ 6.19 - 14.44.............................  1,126,035        $ 9.51              6.17
$14.88 - 34.41.............................    833,330        $14.94              7.48
                                             ---------
                                             3,448,099
                                             =========

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

                             INTERVOICE-BRITE, INC.

  ACCUMULATED COMPREHENSIVE LOSS

     Changes in accumulated comprehensive loss are as follows (in millions):

                                                          FOREIGN       FAS 133
                                                         CURRENCY     DERIVATIVE
                                                        TRANSLATION    LIABILITY
                                                        ADJUSTMENTS   ADJUSTMENTS   TOTAL
                                                        -----------   -----------   -----
Balance at February 28, 1999..........................     $  --         $  --      $  --
  Foreign Currency Translation Adjustments............      (0.9)           --       (0.9)
                                                           -----         -----      -----
Balance at February 29, 2000..........................      (0.9)           --       (0.9)
  Foreign Currency Translation Adjustments............      (3.1)           --       (3.1)
                                                           -----         -----      -----
Balance at February 28, 2001..........................      (4.0)           --       (4.0)
  Foreign Currency Translation Adjustments............      (1.7)           --       (1.7)
  Cumulative Effect of Adopting FAS 133, net of tax
     effect of $261...................................        --          (0.4)      (0.4)
  Reclassification of derivative losses into earnings,
     net of tax effect of $(143)......................        --           0.2        0.2
                                                           -----         -----      -----
Balance at February 28, 2002..........................     $(5.7)        $(0.2)     $(5.9)
                                                           =====         =====      =====

NOTE K -- LEASES

     Rental expense, before the effect of special charges discussed in Note L, was $3.9 million, $3.6 million and $2.7 million in fiscal 2002, 2001 and 2000, respectively. Rental costs in all years generally related to office and manufacturing facility leases. The lease agreements include purchase and renewal provisions and require the company to pay taxes, insurance and maintenance costs. At February 28, 2002, the Company was committed under noncancelable operating leases with minimum rentals of $4.5 million, $3.1 million, $2.5 million, $1.9 million, and $0.7 million for fiscal years 2003, 2004, 2005, 2006, 2007. Of the total commitments under noncancelable operating leases, $3.5 million has already been charged to expense as of February 28, 2002 in connection with the fiscal 2002 and fiscal 2000 special charges described in Note L.

NOTE L -- SPECIAL CHARGES AND NON-RECURRING GAIN

  FISCAL 2002

     During the fourth quarter of fiscal 2002, the Company performed a comprehensive review of the current and future positioning of all product lines, including lines brought forward from its merger with Brite, reevaluated its physical plant needs, and reviewed its aggregate staffing levels. Based on these reviews, the Company took a number of strategic actions designed to lower costs and streamline product offerings. As a result of these actions, the Company incurred special charges of approximately $33.4 million, including $16.4 million for the write down of intangible assets and inventories associated with discontinued product lines, $6.5 million for the write down of excess inventories, $5.2 million for severance payments and related benefits, $4.2 million for facilities closures, and $1.1 million relating to the write down of non-productive fixed assets. Of the total special charges incurred, approximately $6.6 million and $15.1 million were charged to the ESD and NSD divisions, respectively. The Company does not allocate amortization and impairment of acquisition related intangible assets to the divisions.

                             INTERVOICE-BRITE, INC.

     The following table summarizes the effect of these special charges on fiscal 2002 operations by financial statement category (in millions).

                                              COST OF     RESEARCH &             IMPAIRMENT
                                             GOODS SOLD   DEVELOPMENT   SG&A   OF INTANGIBLES   TOTAL
                                             ----------   -----------   ----   --------------   -----
Write down of intangible assets and
  inventories associated with discontinued
  product lines............................    $ 4.4         $ --       $0.3       $11.7        $16.4
Write down of excess inventories...........      6.5           --        --           --          6.5
Severance payments and related benefits....      2.2          0.8       2.2           --          5.2
Facilities closures........................       --           --       4.2           --          4.2
Write down of non-productive fixed
  assets...................................      0.3          0.7       0.1           --          1.1
                                               -----         ----       ----       -----        -----
     Total.................................    $13.4         $1.5       $6.8       $11.7        $33.4
                                               =====         ====       ====       =====        =====

     The $11.7 million write down of intangible assets reflects the impairment of the Brite tradename, the impairment of certain IVR technology acquired as part of the Brite acquisition and the impairment of related goodwill (See Note
F). The $4.4 million write down of inventories and $0.3 million charge to SG&A relate to the Company's decision to discontinue sales of certain earlier versions of its payment and messaging systems that run on a different hardware platform than that used by the current versions of those systems. The additional writedown of inventories totaling approximately $6.5 million relates to items which the Company will continue to use in current sales situations but which, given the slowdown in market demand, it held in excess quantities at year end.

     As part of its fiscal 2002 initiatives, the Company announced plans to forego expansion into existing leased space in Allen, Texas and to close its Jacksonville, Florida and Wichita, Kansas locations. As a result of these actions, the Company recorded charges of approximately $4.2 million, including approximately $3.8 million accrued for future lease commitments and approximately $0.4 million for accelerated depreciation expense arising from a reassessment of the useful lives of certain related property and equipment. As part of its overall facilities assessment, the Company also identified and wrote off approximately $1.1 million of fixed assets no longer being used by the Company. As of February 28, 2002, approximately $3.6 million of the accrued lease costs remain unpaid. The Company expects to continue operations in Wichita through May 2002. In April 2002, the Company entered into an agreement to sell its Wichita facility to a third party for $2.0 million. Closing is expected as early as May 2002. Proceeds from the sale will be used to reduce amounts outstanding under the Company's credit facilities. (See Note H.)

     The severance and related costs recognized in the fourth quarter of fiscal 2002 were associated with two workforce reductions that affected 198 employees, including 57 and 113 in the Company's ESD and NSD divisions, respectively, and 28 in the Company's corporate manufacturing and administrative areas. As of February 28, 2002, approximately $3.0 million of the total severance and related costs remained unpaid. Unpaid amounts are expected to be paid in full during fiscal 2003.

  FISCAL 2001

     During the fourth quarter of fiscal 2001, the Company changed its organizational structure and eliminated certain product offerings in order to reduce costs and improve the Company's focus in its core competencies and products. As a result of these actions, the Company incurred special charges of approximately $8.2 million, including $3.6 million for severance and related costs, $3.1 million for the write off of assets associated with discontinued product lines and $1.5 million for the estimated customer accommodations related to the discontinued product lines.

     The severance and related costs were associated with a workforce adjustment that affected approximately 130 employees and included the resignation of the Company's President and Chief Operating Officer. Of the

                             INTERVOICE-BRITE, INC.

total costs incurred, $1.3 million, $0.4 million and $1.9 million were charged to cost of goods sold, research and development expenses and selling, general and administrative expenses, respectively. As of February 28, 2001, $1.8 million of the total severance and related costs remained unpaid. During fiscal 2002, the Company charged payments of $1.4 million against this accrual. During the third quarter of fiscal 2002, the Company determined that it had settled its severance related obligations for less than originally anticipated, and, accordingly, the Company reversed the remaining accrual of $0.4 million, reducing selling, general and administrative expenses.

     The $3.1 million charge to write off assets is primarily attributable to the Company's decision to discontinue its AgentConnect product line and includes a $2.9 million charge for the impairment of unamortized purchased software (included in other intangibles) associated with this product. The charge is reflected in cost of goods sold. The $1.5 million charge for estimated customer accommodations is comprised primarily of bad debts and customer settlements associated with the Company's decision to discontinue the AgentConnect product line. This charge is reflected in selling, general and administrative expenses. During fiscal 2002, the Company reached settlements with its affected customers for amounts that were less than originally anticipated. As a result, it charged settlements of $1.0 million against this accrual and reversed $0.5 million of the accrual, reducing selling, general and administrative expenses in the third fiscal quarter.

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

                             INTERVOICE-BRITE, INC.

NOTE M -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED FEBRUARY 28/29
                                                             ---------------------------
                                                              2002      2001      2000
                                                             -------   -------   -------
                                                                (IN MILLIONS, EXCEPT
                                                                   PER SHARE DATA)
NUMERATOR:
Income (loss) before the cumulative effect of a change in
  accounting principle.....................................  $(44.7)   $  9.6    $(14.8)
Cumulative effect on prior years of adopting SAB No. 101...      --     (11.9)       --
                                                             ------    ------    ------
Net Loss...................................................  $(44.7)   $ (2.3)   $(14.8)
                                                             ------    ------    ------
DENOMINATOR:
Denominator for basic earnings per share...................    33.4      32.7      30.5
Effect of dilutive securities:
  Employee stock options...................................      --       1.6        --
                                                             ------    ------    ------
Denominator for diluted earnings per share.................    33.4      34.3      30.5
BASIC:
Income (loss) before the cumulative effect of a change in
  accounting principle.....................................  $(1.34)   $ 0.29    $(0.49)
Cumulative effect on prior years of adopting SAB No. 101...      --     (0.36)       --
                                                             ------    ------    ------
Net Loss...................................................  $(1.34)   $(0.07)   $(0.49)
                                                             ======    ======    ======
DILUTED:
Income (loss) before the cumulative effect of a change in
  accounting principle.....................................  $(1.34)   $ 0.28    $(0.49)
Cumulative effect on prior years of adopting SAB No. 101...      --     (0.35)       --
                                                             ------    ------    ------
Net Loss...................................................  $(1.34)   $(0.07)   $(0.49)
                                                             ======    ======    ======

     Options to purchase 5,437,136, 6,370,749 and 4,737,933 shares of common stock at average exercise prices of $9.14, $8.72 and $9.23, respectively, were outstanding at February 28, 2002, February 28, 2001 and February 29, 2000, respectively, but were not included in the computations of diluted earnings
(loss) per share because the effect would have been anti-dilutive to the calculations. For fiscal 2002 and 2000, the anti-dilution is due to the loss for the year. For fiscal 2001, the anti-dilution is due to options' exercise prices which were greater than the average market prices of the common shares.

NOTE N -- OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

                             INTERVOICE-BRITE, INC.

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

     The operating results of the Company's segments for the fiscal years ended February 28, 2002 and 2001 are as follows (in millions):

                                                    2002                              2001
                                       -------------------------------   -------------------------------
                                       ENTERPRISE    NETWORK             ENTERPRISE    NETWORK
                                       SOLUTIONS    SOLUTIONS   TOTAL    SOLUTIONS    SOLUTIONS   TOTAL
                                       ----------   ---------   ------   ----------   ---------   ------
Systems..............................    $ 77.6      $ 48.8     $126.4     $ 95.8      $ 86.9     $182.7
Services.............................      30.8        54.4       85.2       25.6        66.4       92.0
                                         ------      ------     ------     ------      ------     ------
  Total sales to external
     customers.......................     108.4       103.2      211.6      121.4       153.3      274.7
                                         ------      ------     ------     ------      ------     ------
Systems..............................      33.6         5.6       39.2       47.2        39.7       86.9
Services.............................      22.3        24.6       46.9       14.8        33.3       48.1
                                         ------      ------     ------     ------      ------     ------
  Total gross margin.................      55.9        30.2       86.1       62.0        73.0      135.0
                                         ------      ------     ------     ------      ------     ------
Segment operating expenses...........      52.4        60.2      112.6       61.6        59.2      120.8
                                         ------      ------     ------     ------      ------     ------
Segment operating income (loss)*.....    $  3.5      $(30.0)    $(26.5)    $  0.4      $ 13.8     $ 14.2
                                         ======      ======     ======     ======      ======     ======

---------------

* Consolidated income (loss) from operations includes amortization and impairment of goodwill and acquisition related intangible assets of $25.1 million and $13.8 million for fiscal 2002 and 2001, respectively, that is not allocated by the Company to individual segments.

     Operating expenses by segment for fiscal 2000 are not available, but ESD system and services sales for the year were $109.0 million and $30.8 million, respectively, and NSD system and services sales were $104.7 million and $41.7 million, respectively.

 GEOGRAPHIC OPERATIONS

     Revenues are attributed to geographic locations based on locations of customers. The Company's net sales by geographic area for fiscal years 2002, 2001 and 2000 were as follows (in millions):

REVENUES:                                                     2002     2001     2000
---------                                                    ------   ------   ------
                                                                  (IN MILLIONS)
United States..............................................  $118.8   $141.6   $157.2
The Americas (excluding the U.S.)..........................     7.4     14.9     23.9
Pacific Rim................................................     5.5     11.6     15.5
Europe, Middle East and Africa.............................    79.9    106.6     89.6
                                                             ------   ------   ------
  Total....................................................  $211.6   $274.7   $286.2
                                                             ======   ======   ======

                             INTERVOICE-BRITE, INC.

     The Company's fixed assets by geographic location are as follows:

PROPERTY AND EQUIPMENT:                                       2002    2001
-----------------------                                       -----   -----
                                                              (IN MILLIONS)
United States...............................................  $21.9   $28.0
United Kingdom..............................................    4.5     7.9
                                                              -----   -----
                                                              $26.4   $35.9
                                                              =====   =====

  CONCENTRATION OF REVENUE

     One NSD customer, British Telecom (together with its affiliate BT Cellnet), has purchased both systems and ASP managed services from the Company. Such combined purchases accounted for 15%, 19% and 16% of the Company's total sales during fiscal 2002, 2001 and 2000, respectively. Under the terms of its managed services contract with BT Cellnet and at current exchange rates the Company will recognize revenues of $0.9 million per month through July 2003. The amount received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound. There were no other customers accounting for 10% or more of the Company's sales during the three years ended February 28, 2002.

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

NOTE P -- EMPLOYEE BENEFIT PLAN

     The Company sponsors an employee savings plan in the United States which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed three months of service are eligible to participate in the plan. The Company matches 50% of employee contributions up to 6% of the employee's eligible compensation. Company contributions totaled $1.3 million, $1.4 million and $1.2 million in fiscal 2002, 2001 and 2000, respectively.

NOTE Q -- CONTINGENCIES

  CUSTOMER DISPUTE

     In May 2002, the Company and a large domestic telecommunications company signed a settlement agreement that resolved previously disclosed assertions by the telecommunications company that the Company should pay monetary penalties under a managed services contract for failing to achieve certain representations, covenants and specified levels of service. The settlement had no material financial impact to the Company.

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

                             INTERVOICE-BRITE, INC.

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

     None of the Company's customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. In the matter of Katz Technology Licensing, LP v. Verizon Communications Inc., et al, No. 01-CV-5627, pending in U.S. District Court, Eastern District of Pennsylvania, RAKTL has alleged that Verizon Communications, Inc. ("Verizon") and certain of its affiliates infringe patents held by RAKTL. From 1997 until November of 2001 the Company's wholly owned subsidiary, Brite, provided prepaid services to an affiliate of Verizon under a managed services contract. The affiliate, which is named as a defendant in the lawsuit, recently notified Brite of the pendency of the lawsuit and referenced provisions of the managed services contract which require Brite to indemnify the affiliate against claims that its services infringe a patent. The claims in the lawsuit make general references to prepaid services and a variety of other services offered by Verizon and the affiliate but do not refer to Brite's products or services. The Company has informed the affiliate that it can find no basis for an indemnity obligation under the expired contract.

     Even though RAKTL has not alleged that a product provided by the Company infringes a RAKTL patent, it is always possible that RAKTL may do so. In the event that a Company product becomes the subject of litigation, a customer could attempt to invoke the Company's indemnity obligations under the applicable agreement. As with most sales contracts with suppliers of computerized equipment, the Company's contractual indemnity obligations are generally limited to the products and services provided by the Company, and generally require the customer to allow the Company to have sole control over any litigation and settlement negotiations with the patent holder. The customers who have received letters from RAKTL generally have multiple suppliers of the types of products that might potentially be subject to claims by RAKTL.

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

     In the matter of Aerotel, Ltd. et al, vs. Sprint Corporation, et al, Cause No. 99-CIV-11091 (SAS), pending in the United States District Court, Southern District of New York, Aerotel, Ltd., has sued Sprint

                             INTERVOICE-BRITE, INC.

Corporation alleging that certain prepaid services offered by Sprint are infringing Aerotel's U.S. Patent No. 4,706,275 ("275 patent"). According to Sprint, the suit originally focused on land-line prepaid services not provided by the Company. As part of an unsuccessful mediation effort, Aerotel also sought compensation for certain prepaid wireless services provided to Sprint PCS by the Company. As a result of the mediation effort, Sprint has requested that the Company provide a defense and indemnification to Aerotel's infringement claims, to the extent that they pertain to any wireless prepaid services offered by the Company. In response to this request, the Company has offered to assist Sprint's counsel in defending against such claims, to the extent they deal with issues unique to the system and services provided by the Company, and to reimburse Sprint for the reasonable attorneys' fees associated therewith. The trial court has stayed the lawsuit pending certain rulings from the United States Patent and Trademark Office. The Company has received opinions from its outside patent counsel that the wireless prepaid services offered by the Company do not infringe the "275 patent". If the Company does become involved in litigation in connection with the "275 patent", under a contractual indemnity or any other legal theory, the Company intends to vigorously contest any claims that its prepaid wireless services infringe the "275 patent" and to assert appropriate defenses.

  PENDING LITIGATION

     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:

     Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000, the "Class Period." Plaintiffs have filed claims under sec.sec. 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

     The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously. The Company has responded to these complaints, which have now been consolidated into one proceeding, by filing a motion to dismiss the complaint in the consolidated proceeding. The Company has asserted that the complaint lacks the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company has requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs have responded to the Company's request for dismissal, and the Company is preparing to file a supplemental brief while awaiting a ruling by the Court. All discovery and other pleadings not related to the dismissal have been stayed pending resolution of the Company's request to dismiss the complaint.

     On or about April 26, 2002, Telemac Corporation ("Telemac") commenced an arbitration proceeding in the Los Angeles, California, office of JAMS against the Company and InterVoice Brite Ltd. and Brite Voice Systems, Inc., JAMS Case No. 1220026278, claiming fraud, negligent misrepresentation and breach of contract in connection with formation of and the performance under certain agreements between the Company, and/or its alleged predecessors, and Telemac, and seeking compensatory damages of approximately $58 million, punitive damages and attorneys' fees and other costs and fees. Telemac's allegations arise out of the negotiations and terms of the Amended and Restated Prepaid Phone Processing Agreement between Telemac and Brite Voice Systems Group, Ltd., dated November 1, 1998, and certain amendments thereto

                             INTERVOICE-BRITE, INC.

under which Telemac licensed prepaid wireless software for use in various markets and exploited in the United Kingdom under agreement with Cellnet, a provider of wireless telephony in the United Kingdom.

     The Company and Telemac have selected as arbitrator Justice William A. Masterson (Ret.) formerly of the California Court of Appeal and the Los Angeles County Superior Court, although Justice Masterson has not yet agreed to serve. No date has been set for commencement of the arbitration hearing. The Company's response to Telemac's allegations is due June 4, 2002. The Company acknowledges it may owe an immaterial amount for certain software development services rendered by Telemac. With the exception of these immaterial amounts, the Company believes that the claims asserted by Telemac are without merit. The Company further believes it has meritorious defenses and intends to vigorously defend the arbitration.

     The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolutions of all known contingencies, including the matters described above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to the Company's financial position or results of operations.

                                  SCHEDULE II

                             INTERVOICE-BRITE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                  COLUMN B           COLUMN C             COLUMN D       COLUMN E
              --------                  --------           --------             --------       --------
                                                           ADDITIONS
                                                    -----------------------
                                       BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                       BEGINNING     COST AND      OTHER                        END OF
DESCRIPTION                            OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS       PERIOD
-----------                            ----------   ----------   ----------    ----------     ----------
                                                                (IN THOUSANDS)
Year Ended February 28, 2002
Deducted from Asset Accounts:
  Allowance for doubtful accounts....    $3,642      $   408       $   --       $   (558)(A)   $ 3,492
  Allowance for slow moving
     inventories.....................     2,650       14,488           --       $ (3,617)(B)   $13,521
                                         ------      -------       ------       --------       -------
     Total...........................    $6,292      $14,896       $   --       $ (4,175)      $17,013
                                         ======      =======       ======       ========       =======
Year Ended February 28, 2001
Deducted from Asset Accounts:
  Allowance for doubtful accounts....    $4,161      $ 2,935       $   --       $ (3,454)(A)   $ 3,642
  Allowance for slow moving
     inventories.....................     1,383        4,752           --       $ (3,485)(B)   $ 2,650
                                         ------      -------       ------       --------       -------
     Total...........................    $5,544      $ 7,687       $   --       $ (6,939)      $ 6,292
                                         ======      =======       ======       ========       =======
Year Ended February 29, 2000
Deducted from Asset Accounts:
  Allowance for doubtful accounts....    $1,306      $ 6,364       $3,019(C)    $ (6,528)(A)   $ 4,161
  Allowance for slow moving
     inventories.....................     1,204        1,881        2,420(C)    $ (4,122)(B)   $ 1,383
                                         ------      -------       ------       --------       -------
     Total...........................    $2,510      $ 8,245       $5,439       $(10,650)      $ 5,544
                                         ======      =======       ======       ========       =======

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

                                                                   PAGE
                                                                   ----
(1)  Financial Statements
     Report of Independent Auditors..............................   40
     Consolidated Balance Sheets at February 28, 2002 and 2001...   41
     Consolidated Statements of Operations for each of the three
     years in the period ended February 28, 2002.................   42
     Consolidated Statements of Changes in Stockholders' Equity
     for each of the three years in the period ended February 28,
     2002........................................................   43
     Consolidated Statements of Cash Flows for each of the three
     years in the period ended February 28, 2002.................   44
     Notes to Consolidated Financial Statements..................   45
(2)  Financial Statement Schedules II Valuation and Qualifying
     Accounts....................................................   74

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

     The exhibits required to be filed by this Item 14 are set forth in the Index to Exhibits accompanying this report.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended February 28, 2002.

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

Dated: May 30, 2002

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

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----



            /s/ DAVID W. BRANDENBURG               Chairman of the Board of Directors,    May 30, 2002
------------------------------------------------  President and Chief Executive Officer
              David W. Brandenburg




             /s/ ROB-ROY J. GRAHAM                     Chief Financial Officer and        May 30, 2002
------------------------------------------------               Controller
               Rob-Roy J. Graham




             /s/ MARK C. FALKENBERG                     Chief Accounting Officer          May 30, 2002
------------------------------------------------
               Mark C. Falkenberg




           /s/ JOSEPH J. PIETROPAOLO                            Director                  May 30, 2002
------------------------------------------------
             Joseph J. Pietropaolo




              /s/ GEORGE C. PLATT                               Director                  May 30, 2002
------------------------------------------------
                George C. Platt




               /s/ GRANT A. DOVE                                Director                  May 30, 2002
------------------------------------------------
                 Grant A. Dove




             /s/ STANLEY G. BRANNAN                             Director                  May 30, 2002
------------------------------------------------
               Stanley G. Brannan

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Articles of Incorporation, as amended, of Registrant(2)
  3.2     Amendment to Articles of Incorporation of Registrant(9)
  3.3     Second Restated Bylaws of Registrant, as amended(1)
  4.1     Third Amended and Restated Rights Agreement dated as of May
          1, 2001 between the Registrant and Computershare Investor
          Services, LLC, as Rights Agent(4)
  4.2     Securities Purchase Agreement, dated as of May 29, 2002,
          between the Registrant and the Buyers named therein (the
          "Securities Purchase Agreement").(17)
  4.3     Form of Convertible Note, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities
          Purchase Agreement.(17)
  4.4     Form of Warrant, dated as of May 29, 2002, between the
          Registrant and each of the Buyers under the Securities
          Purchase Agreement.(17)
  4.5     Registration Rights Agreement, dated as of May 29, 2002,
          between the Registrant and each of the Buyers under the
          Securities Purchase Agreement.(17)
  4.6     First Amendment to Third Amended and Restated Rights
          Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC.(17)
 10.1     The InterVoice, Inc. 1990 Incentive Stock Option Plan, as
          amended(8)
 10.2     The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for
          Non-Employees, as amended(3)
 10.3     The InterVoice, Inc. Employee Stock Purchase Plan(6)
 10.4     InterVoice, Inc. Employee Savings Plan(5)
 10.5     InterVoice, Inc. Restricted Stock Plan(7)
 10.6     Employment Agreement dated as of September 16, 1998 between the Company and Rob-Roy J. Graham(8)
 10.7     InterVoice, Inc. 1998 Stock Option Plan(8)
 10.8     Acquisition Agreement and Plan of Merger dated as of April
          27, 1999,. by and among the Company, InterVoice Acquisition
          Subsidiary III, Inc. ("Acquisition Subsidiary") and Brite
          Voice Systems, Inc.(11)
 10.9     Patent License Agreement between Lucent Technologies GRL
          Corp. and InterVoice Limited Partnership, effective as of
          October 1, 1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment.(9)
 10.10    InterVoice-Brite, Inc. 1999 Stock Option Plan.(12)
 10.11    Credit Agreement dated June 1, 1999 among InterVoice, Inc.,
          InterVoice Acquisition Subsidiary III, Inc. and Bank of
          America National Trust and Savings Association, as "Agent",
          Banc of America Securities LLC and certain other financial institutions indicated as being to the Credit Agreement
          (collectively, "Lenders") incorporated by reference to
          Exhibit 99.(b)(1) of the Schedule 14-D1 (Amendment No. 4)
          filed by InterVoice, Inc. and InterVoice Acquisition
          Subsidiary III, Inc. on June 14, 1999.(11)
 10.12    Forebearance Agreement dated as of March 7, 2002, by and
          among the Company, Brite Voice Systems, Inc., Bank of
          America, National Association, as agent, and the Lenders
          party thereto.(15)
 10.13    Consent and Amendment to Forebearance Agreement, dated as of
          March 31, 2002, by and among the Company, Brite Voice
          Systems, Inc., Bank of America, National Association, as
          agent, and the Lenders party thereto.(16)
 10.14    Form of Commitment Letter dated May 29, 2002.(17)
 10.15    Consent, Waiver and Third Amendment to Credit Agreement,
          effective as of May 29, 2002 among the Registrant, Brite
          Voice Systems, Inc. (successor by merger to InterVoice
          Acquisition Subsidiary III, Inc.), Bank of America, National
          Association (successor by merger to Bank of America National
          Trust and Savings Association), as Agent, and the other
          Lenders named therein.(17)
 10.16    Subordination and Intercreditor Agreement effective as of
          May 29, 2002 by and among the Registrant, the Buyers under the Securities Purchase Agreement, and Bank of America,
          National Association, as Agent for the Senior Creditors
          (defined therein).(17)
 10.17    Promissory Note, dated May 29, 2002, executed by the
          Registrant in favor of Beal Bank, S.S.B.(17)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.18    Deed of Trust, Security Agreement, and Assignment of Leases
          and Rents dated May 29, 2002, executed by the Registrant for its benefit of Beal Bank, S.S.B.(17)
 10.19    First Amendment to Employment Agreement effective as of July
          1, 2000, between the Company and Rob-Roy J. Graham.(10)
 10.20    First Amendment to Credit Agreement effective as of January
          15, 2001, between the Company, Agent and the Lenders.(13)
 10.21    Consent and Second Amendment to Credit Agreement effective as of February 28, 2001, between the Company, Agent and the
          Lenders.(13)
 10.22    Second Amendment to Employment Agreement dated as of October
          31, 2001, between the Company and Rob-Roy J. Graham.(14)
 10.23    Second Amended Employment Agreement dated as of February 18,
          2002, between the Company and David W. Brandenburg.(18)
 21       Subsidiaries(18)
 23       Consent of Independent Auditors(18)
 99.1     Pages 12, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4/A (Amendment No. One) filed by the
          Company on July 13, 1999)(9)
 99.2     Letter Agreement dated April 2, 2002 between the Company and a prospective purchaser of the Company's facilities in
          Wichita, Kansas. Portions of this exhibit have been excluded pursuant to a request for confidentiality treatment.(16)

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

 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed October 14, 1999.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000, filed October 14, 2000.

(11) Incorporated by reference to Registration Statement on Form S-4 filed with the SEC on July 13, 1999, Registration Number 333-79839.

(12) Incorporated by reference to Registration Statement on Form S-8 filed with the SEC on October 15, 1999, Registration Number 333-89127.

(13) Incorporated by reference to exhibits to the Company's 2001 Annual Report on form 10-K for the fiscal year ended February 28, 2001, filed with the SEC on May 18, 2001.

(14) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, filed January 11, 2002.

(15) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, filed with the SEC on March 13, 2002.

(16) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, filed with the SEC on April 18, 2002.

(17) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(18) Filed herewith.