Form 10-K/A
period 2002-02-28
INTERVOICE BRITE INC
filed 2002-06-28
CIK 764244

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

     Number of Shares of Common Stock Outstanding as of May 24, 2002: 34,047,216
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THE ANNUAL REPORT ON FORM 10-K OF INTERVOICE-BRITE, INC. (THE "COMPANY") FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002 IS HEREBY AMENDED AND RESTATED IN ITS ENTIRETY IN ORDER TO SUPPLEMENT ITS DISCLOSURES AS FOLLOWS: (i) AMEND ITEM 10, "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," TO ADD THE INFORMATION REQUIRED THEREIN; (ii) AMEND ITEM 11, "EXECUTIVE COMPENSATION," TO ADD THE INFORMATION REQUIRED THEREIN; (iii) AMEND ITEM 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," TO ADD THE INFORMATION REQUIRED THEREIN; AND (iv) AMEND ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," TO ADD THE INFORMATION REQUIRED THEREIN. THE INFORMATION CONTAINED ELSEWHERE IN THIS AMENDED AND RESTATED ANNUAL REPORT ON FORM 10-K IS RESTATED IN ITS ENTIRETY AS IT APPEARED IN THE ORIGINAL ANNUAL REPORT ON FORM 10-K FILED ON MAY 30, 2002, AND THE COMPANY HAS NOT UNDERTAKEN AND DOES NOT UNDERTAKE TO UPDATE SUCH INFORMATION BY MEANS OF THIS AMENDED AND RESTATED ANNUAL REPORT ON FORM 10-K.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
          Overview....................................................    1
          Markets.....................................................    2
          Products and Services.......................................    3
          Competition.................................................    4
          Sales and Marketing.........................................    5
          Strategic Alliances.........................................    6
          Backlog.....................................................    6
          Research and Development....................................    6
          Proprietary Rights..........................................    6
          Manufacturing and Facilities................................    7
          Employees...................................................    8
          Merger with Brite Voice Systems, Inc. and Recent
          Financings..................................................    8
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   38
Item 8.   Financial Statements and Supplementary Data.................   39
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   75

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   75
Item 11.  Executive Compensation......................................   77
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   86
Item 13.  Certain Relationships and Related Transactions..............   86

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   87

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

     NSD also offers its products and services on a hosted basis as an ASP. The ASP model is an outsourcing alternative to carriers that are faced with rapidly changing technologies, scarce capital, uncertain returns on investment and a
..

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The business and affairs of the Company are managed by and under the direction of the Board of Directors, which exercises all corporate powers of the Company and establishes broad corporate policies. The Articles of Incorporation of the Company provide that the number of directors constituting the Board of Directors shall not be less than three nor more than nine as from time to time shall be fixed and determined by a vote of a majority of the Company's directors serving at the time of such vote. The number of director positions presently constituting the Board is five.

     The five directors, constituting the entire Board of Directors, are to be elected at the next annual meeting of shareholders on August 28, 2002 to serve until the following annual meeting of shareholders and until their successors have been elected and qualified. Four of the nominees are current directors of the Company: David W. Brandenburg, Joseph J. Pietropaolo, George C. Platt and Grant A. Dove. Stanley G. Brannan will continue to serve as a director through the annual meeting of the shareholders on August 28, 2002, but has decided not to stand for reelection. A new nominee, Jack P. Reily, is a nominee for election as a director at the annual meeting of the shareholders on August 28, 2002. Set forth below is certain information with respect to the directors and the nominee for director.

     David W. Brandenburg, age 57, is Chairman of the Board, President and Chief Executive Officer of the Company. He is also the currently acting President and General Manager Network Solutions Division. Mr. Brandenburg has held the position of Chief Executive Officer since June 2000, the position of Chairman of the Board since December 2000 and the position of President since February 2001. Mr. Brandenburg is also President of the Brandenburg Life Foundation, a position he has held since October 1996. From November 1997 to May 1998 Mr. Brandenburg served as President and Chief Executive Officer of AnswerSoft, Inc. Prior thereto, Mr. Brandenburg served as President of the Company from July 1990 to December 1994. Mr. Brandenburg has served as a director since 1997 and from 1990 to 1995 during which he served as Vice Chairman of the Company from December 1994 to May 1995.

     Stanley G. Brannan, age 52, is the Vice-Chairman of the Company, a position he has held since August 2000, and is the founder of Brite. Since June 2000, Mr. Brannan has also served as President of Brannan Ventures, LLC, a consulting company. He served as Chairman, Chief Executive Officer and President of Brite from its inception until resigning as President and Chief Executive Officer in December 1996. Mr. Brannan subsequently resigned as Chairman of the Board of Brite in January 1998. In November 1998, Mr. Brannan resumed his role as Chairman, Chief Executive Officer and President of Brite on an interim basis. The Company acquired all the outstanding stock of Brite during fiscal 2000. Mr. Brannan has served as a director since August 1999. Stanley G. Brannan will continue to serve as a director through the annual meeting of the shareholders on August 28, 2002, but has decided not to stand for reelection.

     Joseph J. Pietropaolo, age 46, is currently Vice President and co-owner of I.A.Q. Enterprises L.L.C., a company specializing in mold remediation and restoration services, a position he has held since October 2001. From March 1998 to June 2001, Mr. Pietropaolo served as an independent consultant providing financial consulting services. He is the former Chief Financial Officer of Transactive Corporation, a company that specializes in electronic benefits transfers, a position he held from August 1994 to March 1997. Mr. Pietropaolo is also the former Vice President and Treasurer of GTECH Corporation, a company specializing in on-line lottery systems, positions he held from 1990 to August 1994. Mr. Pietropaolo has served as a director since 1989.

     George C. Platt, age 61, is currently the President and Chief Executive Officer of Viewcast.com, d.b.a. Viewcast Corporation, a company engaged in video networking and internet video streaming, a position he has held since October 1999. From January 1991 to September 1999 Mr. Platt served as the President and Chief Executive Officer of InteCom Inc., a wholly owned subsidiary of Matra-Hachette, a company engaged in the manufacture and sale of telephone switching systems. Mr. Platt is a member of the Board of Directors of Viewcast.com and UniView Corp. Mr. Platt has served as a director since 1991.

     Grant A. Dove, age 74, is currently a Managing Partner of Technology Strategies and Alliances, a firm which provides investment banking and consulting services, a position he has held since January 1993. Mr. Dove currently serves as a director of INET Technologies, Intrusion.com and Tipping Point Technologies, Inc. Mr. Dove has served as a director since 1997.

     Jack P. Reily, age 51, is President of Reily Communications, a firm which provides consulting services to high technology clients in the communications equipment and software market, a position he has held since 1998. From December 2000 to March 2002, he also held the position of Senior Vice President and General Manager for Efficient Networks (affiliated with Siemens Corporation), a leading provider of DSL modems for consumer and business applications. From 1997 to 1998 Mr. Reily was Executive Director of the Hardware Practice Group for Broadview International, an investment banking firm with special focus on merger and acquisition activity for telecommunications equipment manufacturers. Mr. Reily has not previously served as a director of the Company.

OFFICERS

     Following is certain information regarding certain executive officers of the Company. Information regarding the only other executive officer of the Company, David W. Brandenburg, Chairman of the Board, President and Chief Executive Officer, is included under the heading "Directors" above.

     Rob-Roy J. Graham, age 49, is currently Chief Financial Officer and Secretary, positions he has held since August 1994, and Controller of the Company, a position he has held since August 1992. From April 1994 to May 2001, he held the position of Chief Accounting Officer.

     Ray S. Naeini, age 51, was President and General Manager Network Solutions Division from December 2000 until May 2002, when he resigned from the Company. From July 1999 to December 2000, Mr. Naeini served as Executive Vice President - Global Network Business. From November 1998 to July 1999, he served as Executive Vice President of Global Products for Brite Voice Systems, Inc. ("Brite"). The Company acquired Brite during fiscal 2000. Mr. Naeini joined Brite in November 1995 as Vice President of Advanced Technologies and later served as Senior Vice President, General Manager of Network Products.

     Robert Ritchey, age 55, is President and General Manager Enterprise Solutions Division, a position he has held since joining the Company in December 2000. Prior to joining the Company, from May 1999 to November 2000, Mr. Ritchey served as Vice President and General Manager of Notifier Integrated Systems, a subsidiary of Honeywell International, a provider of network based integration products to the electronic security and building controls industry. Before joining Notifier Integrated Systems, from July 1994 to May 1999 he served as Vice President General Manager for the Integrated Systems Division of Sensormatic Electronics, a company engaged in, among other things, access control, video products, CCTV systems, and integrated systems.

     H. Don Brown, age 46, is Vice President -- Human Resources, a position he has held since September 1995. From November 1994 to August 1995, Mr. Brown served as Director of Human Resources. From August 1992 to September 1994, he served as Manager of Human Resources for the Permian Basin business unit of Unocal Corporation, a company that produces and sells energy resources and specialty minerals.

     Dean C. Howell, age 44, is Vice President and General Counsel, a position he has held since July 2000. From March 1996 to June 2000, he served as Vice President and Corporate Counsel, and from October 1992 to February 1996, as Legal Counsel.

     Phillip C. Walden, age 57, is Vice President -- Manufacturing, a position he has held since July 1987.

     Carol D. Wingard, age 50, is Vice President of Marketing Communications, a position she has held since joining the Company in August 1998. Prior to joining the Company, Ms. Wingard served from July 1996 to August 1998 as Director of Marketing for DSC Communications, a company engaged in the manufacture and sale of telephone switches and other telephone equipment.

     On June 24, 2002 the Company announced that it has begun a process to effect an internal reorganization and consolidation to reduce expenses and to more efficiently and effectively manage the Company. The Company will eliminate the NSD/ESD divisional structure and reduce its workforce by approximately 80 to 130 positions. Robert Ritchey, the President and General Manager of ESD, will transition to President of the Company. David W. Brandenburg will continue in his capacities as Chairman of the Board and Chief Executive Officer. Other managerial positions at the Company will be affected by the reorganization, and one or more divisional officers could become executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

To the Shareholders of InterVoice-Brite, Inc.:

     Compensation Policy. The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees. To achieve this goal, executive officers are offered compensation opportunities that are linked to the Company's business objectives and performance, individual performance and contributions to the Company's success and enhanced shareholder value. The Company's compensation programs are designed and revised from time to time to be competitive within the software and data industry and the telecommunications industry.

     The Company's executive compensation program consists primarily of (i) base salary, (ii) incentive cash bonus opportunities based upon individual and corporate performance, and (iii) long-term equity based incentives. All executive officers were eligible for and did participate in the Company's incentive cash bonus program during fiscal 2002. Only two of the Company's executive officers received stock options under the Company's equity-based incentive programs during fiscal 2002. The Company generally targets the aggregate of annual base salary, bonus opportunities and long-term equity based incentives made available to officers, who successfully perform their responsibilities, above the mid-point level for officers with similar positions in companies of comparable size in the software and data/telecommunications industries. The Compensation Committee believes that compensation opportunities above the mid-point for its comparison group are appropriate provided incentive cash bonus opportunities are a significant part of each executive officer's compensation package and such bonus opportunities are dependant upon the Company achieving important elements of its business and financial plans. As discussed below, the compensation opportunities are largely dependent upon the Company's ability to achieve its earnings and/or revenue targets.

     Generally, both cash bonus and equity-based incentive compensation opportunities for officers increased at a greater rate than their base salaries from fiscal 1996 through fiscal 2002. The Compensation Committee determined to put a greater emphasis on incentive compensation commencing with fiscal 1995 to encourage further the achievement of corporate and individual objectives. To ensure compliance with the compensation policy, the Company hired an independent consultant for fiscal 2002. In this capacity the consultant analyzed compensation paid to the five highest paid executive officers of the Company based on a survey of compensation information in proxy statements issued by a variety of software and telecommunications companies. The consultant also analyzed compensation paid to the Company's other officers based on market surveys of executive compensation, including surveys for software and data/telecommunications companies. These surveys included a separate study of companies within the SIC code for Telephone and Telegraph Apparatus used in the "Performance Graph" contained under this Item 11.

     Stock Ownership Guidelines. In April 1995, the Compensation Committee established stock ownership guidelines for key executives of the Company. These guidelines provide that executives should hold shares in varying amounts as a multiple of salary, currently ranging from a minimum of four times annual salary for the Chairman of the Board and Chief Executive Officer to one times annual salary for vice presidents who are not executive officers of the Company. The value of each executive's share holdings for purposes of the guidelines, is based on the greater of the current market price of the Company's Common Stock or the aggregate amount the executive paid for the shares.

     Although some executives are already at or above the prescribed levels, the Compensation Committee recognizes that newer employees or those recently promoted may require some period of time to achieve these levels. Therefore, the guidelines provide for a transition period of approximately five years for the suggested levels to be met. The Compensation Committee monitors each executive's progress toward achieving these guidelines when deciding on future stock option awards and other equity incentive opportunities.

  FISCAL 2002 COMPENSATION.

     Base Salary. The Compensation Committee annually reviews and sets base salaries for each of the Company's executive officers at levels within the range of those persons holding comparable positions at other companies in the Company's comparison group. In establishing base salaries for executive officers, the Compensation Committee reviewed the compensation surveys provided by the compensation consultant. Annual salaries, including increases to salaries, for fiscal 2002 were reviewed and approved on the basis of the individual performance of the executive, as determined through an evaluation by the officer's immediate supervisor in consultation with the Company's executive management and by the executive's tenure and level of responsibility, the Company's expected financial performance and changes in competitive pay levels. Raises to annual base salaries for officers of the Company, including executive officers, for fiscal 2002, ranged from 2% to 16.7%. Most of the officers received a raise of between 6% and 8%.

     The Company amended and restated its employment agreement with the Chairman of the Board, President and Chief Executive Officer of the Company, David W. Brandenburg, during fiscal 2002, which provided for a base salary of $350,000 for fiscal 2002. The base salary payable to Mr. Brandenburg under his new agreement increased by $50,000. Mr. Brandenburg's salary for fiscal 2002 was approximately equal to the base salary payable to the Company's former Chief Executive Officer, Daniel D. Hammond, during fiscal 2000. The Compensation Committee supports this salary level, which was less than the median base salary for chief executive officers in the Company's comparison group. See "Agreements with Executive Officers" for a discussion of the employment agreements with Mr. Brandenburg and the Company's Chief Financial Officer and Secretary, Rob-Roy J. Graham.

     Annual Incentives. The Company has a bonus program that provides for the payment of periodic cash bonuses to executive officers contingent upon the achievement of certain earnings targets, revenue targets and/or other individual and corporate performance targets. The program is intended to reward the accomplishment of corporate objectives, reflect the Company's priority on maintaining growth and stability of earnings, and to provide a fully competitive compensation package which will attract, reward and retain quality individuals. Targets and objectives vary for the specific officers involved. For example, bonus opportunities for the Chairman of the Board, President and Chief Executive Officer, and the Chief Financial Officer and Secretary, were based on formulas designed to compensate such officers for any increases to revenues and earnings per share achieved for fiscal 2002. These officers are responsible for making and implementing strategic decisions concerning how the Company plans to achieve its long-term goals for growth and stability of earnings and revenues. The Compensation Committee believes that the amount of growth in the Company's annual earnings per share and revenues should continue to serve as a basis for a significant component of the total compensation for these officers.

     The other officers were eligible to receive annual incentive bonuses and in some cases quarterly incentive bonuses for fiscal 2002 established in connection with their annual performance reviews, based upon the attainment of one or more associated individual and/or corporate performance goals. The performance goals for these other officers were based on factors such as sales volume, receipt of purchase orders and expense containment. A significant amount of the annual bonuses for several of the executive officers was contingent upon the Company attaining a targeted annual sales objective determined by the Compensation Committee.

The Company did not achieve its annual sales objective for fiscal 2002. Because of the Company's disappointing results from operations for fiscal 2002, the Company's officers generally received smaller cash bonuses than in prior years, and certain officers did not earn any bonus. The aggregate of quarterly and annual bonuses paid to executive officers for fiscal 2002 ranged from approximately 0% to 20% of base salary.

     Pursuant to his employment agreement, the bonus opportunity for fiscal 2002 for the Chairman of the Board, President and Chief Executive Officer would reward Mr. Brandenburg for increases to the Company's revenues and earnings per share. The Compensation Committee amended the bonus provisions for fiscal 2002 in the employment agreement to reflect the Company's business and financial plans for the fiscal year. Mr. Brandenburg did not receive a bonus for fiscal 2002 because the Company did not achieve the minimum revenues or earnings per share required for bonus payments under his employment agreement. The employment agreement with Mr. Brandenburg also permitted payment of an additional discretionary bonus if the Compensation Committee determined that such a bonus was appropriate. No such discretionary bonus was paid to Mr. Brandenburg for fiscal 2002.

     Mr. Graham, the Company's Chief Financial Officer and Secretary, has an employment agreement similar to Mr. Brandenburg's agreement, with similar provisions governing his bonus. Mr. Graham also did not receive a bonus for fiscal 2002.

     Long-Term Equity-Based Incentives. Long-term equity based incentive awards strengthen the ability of the Company to attract, motivate and retain executives of superior capability and more closely align the interests of management with those of shareholders. The Compensation Committee believes that such equity based compensation provides executives with a continuing stake in the long term success of the Company, and will assist them to achieve the share ownership targeted under the stock ownership guidelines discussed above. Long-term awards granted in fiscal 2002 consisted of nonqualified stock options granted under the Company's 1999 Stock Option Plan. Unlike cash, the value of a stock option will not be immediately realized and does not result in a current expense to the Company.

     The stock options are granted at the market price on the date of grant and will only have value if the Company's stock price increases, resulting in a commensurate benefit to the Company's shareholders. Generally, grants vest in equal amounts over a three-year to four-year period. Executives generally must be employed by the Company at the time of vesting in order to exercise the options.

     The Compensation Committee, in consultation with the Company's executive management, determines from time to time the executive officers who shall receive options or shares of restricted stock under the Company's employee stock option plans and restricted stock plan, the timing of such awards, the number of shares of Common Stock to be subject to each award and the other terms of each award. Annual stock option awards are made in light of a compensation review and recommendations prepared by a compensation consultant comparing stock option awards to officers by the Company to awards made by companies in the Telephone and Telegraph Apparatus industry whose description of business and revenues most closely approximated those of the Company. These companies are included in the Company's peer group index set forth in the section entitled "Stock Performance Graph". Grants to individual executive officers by the Compensation Committee are based on their annual performance evaluations, relative salary levels, the number of shares under options previously granted, and their potential contribution to the long-term performance of the Company. The emphasis placed on equity-based incentive opportunities was also considered by the Compensation Committee in determining stock option awards.

     The Compensation Committee did not make its normal annual grant of stock options to key employees during fiscal 2002. The Compensation Committee decided not to make an annual grant because it had granted stock options for more shares than usual during the previous fiscal year, fiscal 2001, in an effort to retain its most talented employees. The only executive officers who received stock options during fiscal 2002 were the Presidents of the Enterprise Solutions and Network Solutions Divisions. The Compensation Committee decided the Division Presidents should have a larger equity stake in the Company because their future performance is critical to the long-term success of the Company. Stock options were not granted to the Company's Chief Executive Officer during fiscal 2002.

     The Compensation Committee believes that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and shareholder interest. As performance goals are met or exceeded, resulting in an increased value to shareholders, executives are rewarded commensurately. The Compensation Committee believes that compensation levels during fiscal 2002 adequately reflect the Company's compensation goals and policies.

June 20, 2002
                                          COMPENSATION COMMITTEE OF
                                          THE BOARD OF DIRECTORS

                                          George C. Platt, Chairman
                                          Joseph J. Pietropaolo
                                          Stanley G. Brannan
                                          Grant A. Dove

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain summary information concerning the compensation paid or awarded to the Chief Executive Officer and the other four most highly compensated executive officers of the Company in fiscal 2002 (the "Named Officers") for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended February 28, 2002, February 28, 2001, and February 29, 2000.

                                                             ANNUAL                 LONG TERM             ALL OTHER
                                                          COMPENSATION         COMPENSATION AWARDS      COMPENSATION
                                                      --------------------   -----------------------   ---------------
                                                                             RESTRICTED   SECURITIES
                                             FISCAL                            STOCK      UNDERLYING   ALL OTHER CASH
NAME AND PRINCIPAL POSITION                   YEAR    SALARY(1)    BONUS     ISSUANCES     OPTIONS     COMPENSATION(2)
---------------------------                  ------   ---------   --------   ----------   ----------   ---------------
David W. Brandenburg.......................   2002    $350,486          --          --          --         $5,948
  Chairman of the Board,                      2001     205,979          --          --     500,000          4,086
  President and                               2000          --          --          --          --             --
  Chief Executive Officer(3)
Rob-Roy J. Graham..........................   2002    $255,861          --          --          --         $6,467
  Chief Financial Officer                     2001     215,926    $100,000          --     100,000          5,867
  Secretary                                   2000     196,708     245,333    $631,542      40,000          5,668
  Controller(4)
Ray S. Naeini..............................   2002    $264,486          --          --      50,000         $6,689
  President and General Manager               2001     225,504    $154,955          --     100,000          6,337
  Network Solutions Division(5)               2000     147,949     180,000          --     100,000          2,956
Robert Ritchey.............................   2002    $241,236    $ 24,075          --      50,000         $8,680
  President and General Manager               2001      56,250      28,125          --     100,000            390
  Enterprise Solutions Division(6)            2000          --          --          --          --             --
Dean C. Howell.............................   2002    $195,246    $ 38,952          --          --         $5,047
  Vice President and General                  2001     173,837      67,400          --      50,000          5,012
  Counsel(7)                                  2000     160,441      48,000          --      15,000          4,981

---------------

(1) Includes amounts deferred at the Named Officer's election pursuant to the Company's 401(k) Employee Savings Plan.

(2) Represents Company contributions on behalf of the Named Officers under the Company's 401(k) Employee Savings Plan and amounts includable in compensation for Company-paid group term life insurance.

(3) Mr. Brandenburg became employed by the Company during June 2000. All other cash compensation for Mr. Brandenburg includes $2,594 for contributions under the Company's 401(k) Employee Savings Plan and $3,354 for Company-paid group term life insurance in fiscal year 2002; and $2,312 for contributions under the Company's 401(k) Employee Savings Plan and $1,774 for Company-paid group term life insurance in fiscal year 2001.

(4) Mr. Graham was issued 9,228 restricted shares of Common Stock on each of February 10 and February 28, 2000. All restrictions on the restricted shares issued to Mr. Graham on February 10 and February 28, 2000 lapsed during February 2002. The value of restricted shares is based on the closing price of the Company's Common Stock on the Nasdaq National Market on February 28, 2000. At February 28, 2002, the aggregate restricted share holdings in shares (and dollars) issued in fiscal 2000 was 18,456 ($93,018) for Mr. Graham, based on the closing price of the Company's Common Stock on that date. The restricted shares disclosed in this table will earn dividends when, as, and if dividends are declared on the Common Stock by the Board of Directors. All other cash compensation for Mr. Graham includes $5,564 for contributions under the Company's 401(k) Employee Savings Plan and $903 for Company-paid group term life insurance in fiscal year 2002; $5,190 for contributions under the Company's 401(k) Employee Savings Plan and $677 for Company-paid group term life insurance in fiscal year 2001; and $4,836 for contributions under the Company's 401(k) Employee Savings Plan and $832 for Company-paid group term life insurance in fiscal year 2000.

(5) All other cash compensation for Mr. Naeini includes $5,370 for contributions under the Company's 401(k) Employee Savings Plan and $1,319 for Company-paid group term life insurance in fiscal year 2002; $5,561 for contributions under the Company's 401(k) Employee Savings Plan and $776 for Company-paid group term life insurance in fiscal year 2001; and $1,925 for contributions under the Company's 401(k) Employee Savings Plan and $1,031 for Company-paid group term life insurance in fiscal year 2000.

(6) Mr. Ritchey became employed by the Company during December 2000. All other cash compensation for Mr. Ritchey includes $6,454 for contributions under the Company's 401(k) Employee Savings Plan and $2,226 for Company-paid group term life insurance in fiscal year 2002; and $390 for Company-paid group term life insurance in fiscal year 2001.

(7) All other cash compensation for Mr. Howell includes $4,606 for contributions under the Company's 401(k) Employee Savings Plan and $441 for Company-paid group term life insurance in fiscal year 2002; $4,656 for contributions under the Company's 401(k) Employee Savings Plan and $356 for Company-paid group term life insurance in fiscal year 2001; and $4,594 for contributions under the Company's 401(k) Employee Savings Plan and $387 for Company-paid group term life insurance in fiscal year 2000.

                       OPTION GRANTS IN FISCAL YEAR 2002

     The following table sets forth certain information with respect to grants of stock options to the Named Officers during fiscal 2002 pursuant to the Company's 1999 Stock Option Plan.

                                                                         POTENTIAL REALIZABLE VALUE AT
                                                                      ASSUMED ANNUAL RATES OF STOCK PRICE
                                        INDIVIDUAL GRANTS               APPRECIATION FOR OPTION TERM(2)
                                ----------------------------------   -------------------------------------
                                             % OF TOTAL
                                NUMBER OF     OPTIONS
                                SECURITIES   GRANTED TO
                                UNDERLYING   EMPLOYEES    EXERCISE
                                 OPTIONS     IN FISCAL     PRICE     EXPIRATION
NAME                            GRANTED(1)      2002       (/SH)        DATE          5%           10%
----                            ----------   ----------   --------   -----------   ---------   -----------
David W. Brandenburg..........
Rob-Roy J. Graham.............
Ray S. Naeini(3)..............    50,000        19.3%      $12.77      8/10/11     $401,500    $1,017,500
Robert Ritchey................    50,000        19.3%      $11.99      5/11/11     $377,000    $  955,500
Dean C. Howell................

---------------

(1) All options were granted at fair market value (the average of the high and low trading prices of the Common Stock on the Nasdaq National Market) on the date of grant and expire ten years from the date of grant. The options become exercisable in three equal amounts on the first three annual anniversaries of the date of grant.

(2) The assumed 5% and 10% rates of stock price appreciation are specified by SEC rules and do not reflect expected appreciation. The amounts shown represent the assumed value of the stock options (less exercise price) at the end of the ten-year period beginning on the date of grant and ending on the option expiration date. For a ten-year period beginning February 28, 2002, based on the closing price on the Nasdaq National Market of the Common Stock of $5.04 on such date, a share of the Common Stock would have a value on February 28, 2012 of approximately $8.21 at an assumed appreciation rate of 5% and approximately $13.07 at an assumed appreciation rate of 10%.

(3) While the scheduled expiration date of this option was August 10, 2011, the option expired in connection with Mr. Naeini's resignation from the Company's employment to pursue other opportunities on May 6, 2002.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002
                       AND FISCAL YEAR-END OPTION VALUES

     The following table provides information concerning option exercises in fiscal 2002 and the value of unexercised options held by each of the Named Officers at the end of fiscal 2002.

                                                                         NUMBER OF
                                                                        SECURITIES           VALUE OF
                                                                        UNDERLYING          UNEXERCISED
                                                                        UNEXERCISED        IN-THE-MONEY
                                                                     OPTIONS AT FISCAL   OPTIONS AT FISCAL
                                                                        YEAR END(#)       YEAR END($)(1)
                                          SHARES                     -----------------   -----------------
                                       ACQUIRED ON        VALUE        EXERCISABLE/        EXERCISABLE/
NAME                                   EXERCISE(#)     REALIZED($)     UNEXERCISABLE       UNEXERCISABLE
----                                  --------------   -----------   -----------------   -----------------
David W. Brandenburg................        0              $0         381,000/125,000            $0/$0
Rob-Roy J. Graham...................        0              $0          264,798/80,002       $18,000/$0
Ray S. Naeini.......................        0              $0          99,998/150,002            $0/$0
Robert Ritchey......................        0              $0          33,333/116,667            $0/$0
Dean C. Howell......................        0              $0           87,400/38,334        $6,179/$0

---------------

(1) Values stated are based on the closing price ($5.04) of the Company's Common Stock as reported on the Nasdaq National Market on February 28, 2002 and the exercise price of the options.

                       AGREEMENTS WITH EXECUTIVE OFFICERS

     Employment Agreement with David W. Brandenburg, the Company's Chairman of the Board, President and Chief Executive Officer. On June 26, 2000 the Company entered into an employment agreement with David W. Brandenburg for the period from June 26, 2000 through February 28, 2003. Effective March 1, 2002, the employment agreement was extended one year through February 28, 2004. Under the agreement, Mr. Brandenburg received an annual salary of $300,000 during fiscal 2001. His salary was increased to $350,000 for fiscal 2002. The provisions in the employment agreement governing Mr. Brandenburg's bonus opportunities for fiscal 2002 were amended as of February 28, 2001, and the provisions governing his bonus opportunities for fiscal 2003 and fiscal 2004 were amended as of March 1, 2002. Mr. Brandenburg's annual bonus opportunity under his employment agreement for fiscal 2002 was based on increases to earnings per share, and on any increase in revenues, in each case as compared to the immediately preceding fiscal year. For fiscal 2002, Mr. Brandenburg's bonus opportunity for earnings per share ranged from 22.5% of his base salary if earnings per share were between $.30 and $.36, to 75% of his base salary if earnings per share were $.58 or more. The bonus opportunity for revenues for fiscal 2002 ranged from 25% of base salary if revenues were between $230 million and $258 million to 125% for revenues of $316 million or greater. Mr. Brandenburg's annual bonus opportunity for fiscal 2003 and fiscal 2004 is based 50% on increases to earnings per share and 50% on increases to revenues, in each case as compared to the immediately preceding fiscal year. For each of earnings per share and revenues, Mr. Brandenburg's bonus opportunity ranges from 25% of his base salary for an increase of up to 9%, to 125% of his base salary for an increase of 40% or more. If earnings per share for fiscal 2002 or 2003 are less than $.15, however, then the change in earnings per share for the immediately following year will be compared to $.15.

     Based on the Company's earnings and revenue performance, Mr. Brandenburg did not earn a bonus for fiscal 2001 or 2002. See the "Summary Compensation Table" for a discussion of the bonuses and salary paid to Mr. Brandenburg for the three-year period ended February 28, 2002. In connection with the execution of Mr. Brandenburg's initial employment agreement, he was awarded stock options during fiscal 2001 covering 500,000 shares of Common Stock under the Company's 1999 Stock Option Plan and 1990 Incentive Stock Option Plan. In connection with the extension of his employment agreement through fiscal 2004, Mr. Brandenburg was granted a stock option on March 1, 2002 covering 160,000 shares of Common Stock under the Company's 1999 Stock Option Plan.

     Except as discussed below, Mr. Brandenburg's employment agreement requires that he not compete with the Company while he renders services under the agreement and for a period of 18 months thereafter. The agreement further provides that the Company can only terminate Mr. Brandenburg for cause or because he becomes disabled (as such terms are defined in the agreement). If Mr. Brandenburg is terminated for cause, the Company will have no liability for further payments to him. If Mr. Brandenburg becomes completely disabled, the Company is obligated to pay him an amount equal to his base salary in effect at the time of disability through the expiration date of the agreement. If, however, following a change of control of the Company (defined as a triggering event in the agreement), Mr. Brandenburg's employment is terminated without cause, if Mr. Brandenburg terminates his employment for good reason (as defined in the agreement), or if he terminates his employment without good reason by giving 12 months' prior notice, the Company will have to pay him a lump sum amount (the "Change in Control Amount") equal to 2.99 multiplied by an amount of salary and bonus which he would have received for the year in which he was terminated (as determined in accordance with the agreement). The agreement also provides that, if the Change in Control Amount is subject to certain federal excise taxes, the Company will "gross-up" the Change in Control Amount such that Mr. Brandenburg will receive a net amount after such taxes, equal to the Change in Control Amount that he would have received had such taxes not been imposed. In addition, following a change in control of the Company, Mr. Brandenburg can terminate his employment for any reason by giving 12 months' prior written notice. Mr. Brandenburg is released from his covenant not to compete if he is terminated by the Company without cause and without being disabled, or if he elects to terminate his employment after a default by the Company prior to a triggering event or after a triggering event for good reason. If Mr. Brandenburg's employment is terminated without cause, the Company is obligated to pay him an amount equal to the remaining compensation he would have received under the agreement (as determined in accordance with the agreement), and the options to purchase an aggregate of 660,000 shares of Common Stock that Mr. Brandenburg was granted in connection with his agreement and the extension to his agreement will become completely exercisable, to the extent that the options are not already exercisable as of such date.

     Employment Agreement with Rob-Roy J. Graham. Rob-Roy J. Graham, the Company's Chief Financial Officer and Secretary, entered into an employment agreement with the Company for the two-and-one-half-year term commencing on September 1, 1998. The agreement has been extended through fiscal 2003. Under the agreement, Mr. Graham received an annual salary of $255,375 during fiscal 2002. The provisions in the employment agreement governing Mr. Graham's bonus opportunities for fiscal 2002 were amended as of February 28, 2001, and the provisions governing his bonus opportunities for fiscal 2003 were amended as of March 1, 2002. Mr. Graham's annual bonus for fiscal 2002 was based on increases to revenues and earnings per share, in each case as compared to the immediately preceding fiscal year. For fiscal 2002, Mr. Graham's bonus opportunity for earnings per share ranged from 15% of his base salary if earnings per share were between $.30 and $.36, to 50% of his base salary if earnings per share were $.58 or more. The bonus opportunity for revenues for fiscal 2002 ranged from 20% of base salary if revenues were between $230 million and $258 million, to 100% of his base salary if revenues were $316 million or more. Based on the Company's earnings and revenue performance, Mr. Graham did not earn a bonus for fiscal 2002 under the above referenced bonus provisions of his agreement. The employment agreement also provides that the Company may award Mr. Graham a discretionary bonus. Mr. Graham was not awarded a discretionary bonus for fiscal 2002. Mr. Graham's annual bonus opportunity for fiscal 2003 is based 50% on increases to earnings per share and 50% on increases to revenue, in each case as compared to the immediately preceding fiscal year. For each of earnings per share and revenues, Mr. Graham's bonus opportunity for fiscal 2003 ranges from 20% of his base salary for an increase of up to 9%, to 100% of his base salary for an increase of 40% or more. Because earnings per share for fiscal 2002 were less than $.15, however, the change in earnings per share for fiscal 2003 will be compared to $.15. The agreement did not provide for Mr. Graham to receive any stock options or restricted stock in connection with the execution of his agreement. Other than the matters discussed in this paragraph, Mr. Graham's employment agreement (including the terms governing any termination of his employment with the Company before or after a change of control of the Company) are substantially the same as Mr. Brandenburg's employment agreement, which is discussed above.

     Agreement with Ray S. Naeini. Ray S. Naeini offered his resignation from the Company's employment to pursue other opportunities on May 6, 2002. In connection with the resignation, Mr. Naeini and the Company entered into a separation agreement pursuant to which each party released the other party from any and all claims and demands it might have had. Under the separation agreement, Mr. Naeini agreed, among other things, to refrain from making any disparaging remarks about the Company or its business, not to induce the Company's employees or customers to terminate their relationship with the Company, not to disclose the Company's confidential and proprietary information, and to cooperate with the Company in any pending or future litigation, arbitration or similar proceedings. In accordance with the separation agreement, the Company paid Mr. Naeini $264,000, and extended the exercise period for his vested stock options (covering approximately 100,000 shares) through June 5, 2003. The exercise prices for these previously vested stock options are substantially above the closing price for the Company's stock on June 26, 2002. Mr. Naeini's separation agreement further provides that he will not compete with the Company for a period of 12 months after the date of his resignation. The covenant not to compete in the separation agreement is very similar to the covenant not to compete in Mr. Brandenburg's employment agreement. In consideration for Mr. Naeini's covenant not to compete, the Company will pay him an additional amount of $264,000 in three equal installments on the first day of September, October, and November 2002.

                            STOCK PERFORMANCE GRAPH

     The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company's shareholders during the five-year period ended February 28, 2002, as well as an overall broad stock market index, the Nasdaq Market Index, and a peer group index for the Company, the index for SIC Code 3661 Telephone and Telegraph Apparatus. The stock performance graph assumes $100 was invested on March 1, 1997 in the Company's Common Stock and each such index.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                 OF COMPANY, INDUSTRY INDEX AND BROAD MARKET(1)

                              (PERFORMANCE GRAPH)

--------------------------------------------------------------------------------------------------
COMPANY/INDEX/MARKET   02/28/1997   02/27/1998   02/26/1999   02/29/2000   02/28/2001   02/28/2002
--------------------------------------------------------------------------------------------------
 InterVoice-Brite,
  Inc.                   100.00        81.82       197.73       656.82       154.55        91.64
 Telephone,
  Telegraph
  Apparatus              100.00       130.80       139.63       389.95       144.34        57.69
 Nasdaq Market Index     100.00       136.00       175.74       341.39       159.78       130.47

(1) Assumes $100 invested on March 1, 1997 and all dividends reinvested through February 28, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The tabulation below sets forth certain information with respect to the beneficial ownership of shares of Common Stock, as of June 26, 2002, of each director and nominee for director of the Company, each executive officer listed in the Summary Compensation Table included under Item 11, and all directors, nominees for director and executive officers of the Company as a group. The Company is not aware of any shareholder who is the beneficial owner of more than 5% of the outstanding shares of Common Stock as of June 26, 2002.

                                                                   COMMON STOCK
                                                               BENEFICIALLY OWNED(1)
                                                              -----------------------
                                                              NUMBER OF    PERCENT OF
NAME                                                            SHARES       CLASS
----                                                          ----------   ----------
Directors and Nominees for Director
  David W. Brandenburg......................................  1,385,991(2)       3.6%
  Joseph J. Pietropaolo.....................................     18,000(3)         *
  George C. Platt...........................................     47,700(3)         *
  Grant A. Dove.............................................    104,000(3)         *
  Stanley G. Brannan........................................    240,498(4)         *
  Jack P. Reily.............................................          0            *
Named Executive Officers (who are not a director or nominee
  named above)
  Rob-Roy J. Graham.........................................    380,798(5)       1.0%
  Ray S. Naeini.............................................     99,998(5)         *
  Robert Ritchey............................................     50,582(5)         *
  Dean C. Howell............................................    117,359(5)         *
All Directors, Nominees for Director and Executive Officers
  as a Group (13 persons)...................................  2,826,655(6)       7.4%

---------------

 *  Less than 1%

(1) Unless otherwise indicated, all shares listed are directly held with sole voting and investment power.

(2) Includes 213,846 shares held in Mr. Brandenburg's wife's IRA, and 506,000 shares not outstanding but subject to currently exercisable stock options.

(3) Shares are not outstanding but are subject to currently exercisable stock options, other than 34,000 shares held by Mr. Dove and 5,700 shares held by Mr. Platt.

(4) Includes 5,434 shares held by members of Mr. Brannan's family, and 30,000 shares not outstanding but subject to currently exercisable stock options.

(5) Shares are not outstanding but are subject to currently exercisable stock options, other than 68,237 shares held directly by Mr. Graham and 318 shares held by him in the Company's 401(k) Employee Savings Plan, 584 shares held by Mr. Ritchey and 8,294 shares held by Mr. Howell.

(6) Consists of shares beneficially owned by the Company's principal executive officers and directors. The shares beneficially owned by all directors and executive officers as a group include 1,476,650 shares issuable upon exercise of currently exercisable options and options which are exercisable within 60 days of June 26, 2002. The total also includes 241,349 shares held by spouses and other family members of directors and executive officers. The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning agreements between the Company and each of David
W. Brandenburg, Rob-Roy J. Graham and Ray S. Naeini, see "Agreements with Executive Officers" under Item 11.

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

Dated: June 28, 2002

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
 10.18    Deed of Trust, Security Agreement, and Assignment of Leases
          and Rents dated May 29, 2002, executed by the Registrant for its benefit of Beal Bank, S.S.B.(17)
 10.19    First Amendment to Employment Agreement effective as of July
          1, 2000, between the Company and Rob-Roy J. Graham.(10)
 10.20    First Amendment to Credit Agreement effective as of January
          15, 2001, between the Company, Agent and the Lenders.(13)
 10.21    Consent and Second Amendment to Credit Agreement effective as of February 28, 2001, between the Company, Agent and the
          Lenders.(13)
 10.22    Second Amendment to Employment Agreement dated as of October
          31, 2001, between the Company and Rob-Roy J. Graham.(14)
 10.23    Second Amended Employment Agreement dated as of February 18,
          2002, between the Company and David W. Brandenburg.(18)
 21       Subsidiaries(18)
 23       Consent of Independent Auditors(19)
 99.1     Pages 12, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4/A (Amendment No. One) filed by the
          Company on July 13, 1999)(9)
 99.2     Letter Agreement dated April 2, 2002 between the Company and a prospective purchaser of the Company's facilities in
          Wichita, Kansas. Portions of this exhibit have been excluded pursuant to a request for confidentiality treatment.(16)

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

(18) Incorporated by reference to exhibits to the Company's 2002 Annual Report on Form 10-K for the fiscal year ended February 28, 2002, filed with the SEC on May 30, 2002.

(19) Filed herewith.