Form 10-Q
period 2002-05-31
INTERVOICE BRITE INC
filed 2002-07-03
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                  MAY 31, 2002

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


                                YES [X]   NO[ ]


THE REGISTRANT HAD 34,047,216 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF JULY 1, 2002.

================================================================================

                             INTERVOICE-BRITE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                (In Thousands, Except Share and Per Share Data)
                                                                       May 31, 2002      February 28, 2002
                                                                       ------------      -----------------
                                                                       (Unaudited)

ASSETS

Current Assets
     Cash and cash equivalents                                        $     13,993        $     17,646
     Trade accounts receivable, net of allowance for
         doubtful accounts of $2,931 in fiscal 2003 and
         $3,492 in fiscal 2002                                              36,273              40,783
     Income tax receivable                                                   7,908                  --
     Inventory                                                              23,354              27,524
     Prepaid expenses and other current assets                               6,673               6,152
     Deferred income taxes                                                     811                 819
                                                                      ------------        ------------
                                                                            89,012              92,924
                                                                      ------------        ------------
Property and Equipment
     Building                                                               16,860              19,530
     Computer equipment and software                                        29,911              30,379
     Furniture, fixtures and other                                           2,635               2,328
     Service equipment                                                       7,932               7,902
                                                                      ------------        ------------
                                                                            57,338              60,139
     Less allowance for depreciation                                        34,670              33,787
                                                                      ------------        ------------
                                                                            22,668              26,352
Other Assets
     Intangible assets, net of amortization of $26,724 in
         fiscal 2003 and $31,752 in fiscal 2002                             31,458              37,439
     Goodwill, net of accumulated amortization of
         $7,672 in fiscal 2002                                               3,401              16,500
     Other assets                                                            2,045               2,153
                                                                      ------------        ------------
                                                                      $    148,584        $    175,368
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                 $     18,998        $     22,661
     Accrued expenses                                                       14,096              14,988
     Customer deposits                                                       7,073               5,963
     Deferred income                                                        24,514              24,426
     Current portion of long term borrowings                                 7,944               6,000
                                                                      ------------        ------------
                                                                            72,625              74,038
Long term borrowings, net of current portion                                18,980              23,980
Other long term liabilities                                                  1,653               1,916

Stockholders' Equity
     Preferred Stock, $100 par value--2,000,000
         shares authorized: none issued
     Common Stock, no par value, at nominal
         assigned value--62,000,000 shares
         authorized: 34,047,216 issued and
         outstanding in fiscal 2003, 34,029,180
         issued and outstanding in fiscal 2002                                  17                  17
     Additional capital                                                     65,040              61,725
     Retained earnings (deficit)                                            (4,852)             19,618
     Accumulated other comprehensive loss                                   (4,879)             (5,926)
                                                                      ------------        ------------
         Stockholders' equity                                               55,326              75,434
                                                                      ------------        ------------
                                                                      $    148,584        $    175,368
                                                                      ============        ============


                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    (In Thousands, Except Per Share Data)
                                                             Three Months Ended
                                                        ----------------------------
                                                        May 31, 2002    May 31, 2001
                                                        ------------    ------------

Sales
     Systems                                            $     21,635    $     38,442
     Services                                                 16,781          23,064
                                                        ------------    ------------
                                                              38,416          61,506
                                                        ------------    ------------
Cost of goods sold
     Systems                                                  16,118          18,142
     Services                                                  6,671           9,650
                                                        ------------    ------------
                                                              22,789          27,792
                                                        ------------    ------------
Gross margin
     Systems                                                   5,517          20,300
     Services                                                 10,110          13,414
                                                        ------------    ------------
                                                              15,627          33,714

Research and development expenses                              6,005           7,563
Selling, general and administrative expenses                  17,693          19,615
Amortization of acquisition related intangible assets          1,776           2,280
Amortization of goodwill                                          --           1,074
                                                        ------------    ------------

Income (loss) from operations                                 (9,847)          3,182

Other income (expense)                                           (48)            506
Interest expense                                              (1,465)         (1,341)
                                                        ------------    ------------
Income (loss) before taxes and the cumulative effect
     of a change in accounting principle                     (11,360)          2,347
Income taxes (benefit)                                        (2,681)            939
                                                        ------------    ------------

Income (loss) before the cumulative effect
     of a change in accounting principle                      (8,679)          1,408
Cumulative effect on prior years of a change
     in accounting principle                                 (15,791)             --
                                                        ------------    ------------

Net income (loss)                                       $    (24,470)   $      1,408
                                                        ============    ============

Per Basic Share:
Income (loss) before the cumulative effect of
     a change in accounting principle                   $      (0.26)   $       0.04
Cumulative effect on prior years of a change
     in accounting principle                                   (0.46)             --
                                                        ------------    ------------
Net income (loss)                                       $      (0.72)   $       0.04
                                                        ============    ============

Per Diluted Share:
Income (loss) before the cumulative effect of
     a change in accounting principle                   $      (0.26)   $       0.04
Cumulative effect on prior years of a change
     in accounting principle                                   (0.46)             --
                                                        ------------    ------------
Net income (loss)                                       $      (0.72)   $       0.04
                                                        ============    ============


                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                (In Thousands)
                                                              Three Months Ended
                                                         ----------------------------
                                                         May 31, 2002    May 31, 2001
                                                         ------------    ------------

Operating Activities
     Income (loss) before the cumulative effect of a
         change in accounting principle                  $     (8,679)   $      1,408
     Adjustments to reconcile income (loss) before the
         cumulative effect of a change in accounting
         principle to net cash provided by (used in)
         operating activities:
     Depreciation and amortization                              4,176           6,446
     Other changes in operating activities                      2,841          (4,801)
                                                         ------------    ------------
Net cash provided by (used in) operating activities            (1,662)          3,053
                                                         ------------    ------------

Investing Activities
     Proceeds from sale of assets                               1,852              --
     Purchases of property and equipment                         (601)         (1,374)
                                                         ------------    ------------
Net cash provided by (used in) investing activities             1,251          (1,374)
                                                         ------------    ------------

Financing Activities
     Paydown of debt                                          (26,000)         (5,784)
     Debt issuance costs                                       (1,632)             --
     Borrowings                                                24,000              --
     Exercise of stock options                                     88             565
                                                         ------------    ------------
Net cash used in financing activities                          (3,544)         (5,219)
                                                         ------------    ------------

Effect of exchange rates on cash                                  302            (108)
                                                         ------------    ------------

Decrease in cash and cash equivalents                          (3,653)         (3,648)

Cash and cash equivalents, beginning of period                 17,646          15,901
                                                         ------------    ------------

Cash and cash equivalents, end of period                 $     13,993    $     12,253
                                                         ============    ============


                 See notes to consolidated financial statements.

                             INTERVOICE-BRITE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                        (In Thousands, Except Share Data)

                                        Common Stock                                        Accumulated Other
                                ---------------------------     Additional     Retained       Comprehensive
                                   Shares         Amount         Capital       Earnings            Loss             Total
                                ------------   ------------   ------------   ------------   -----------------   ------------

Balance at February 28, 2002      34,029,180   $         17   $     61,725   $     19,618      $     (5,926)    $     75,434

Net income                                --             --             --        (24,470)               --          (24,470)

Foreign currency translation
     adjustment                           --             --             --             --               855              855

Valuation adjustment of
     interest rate swap
     hedge, net of tax effect
     of $(118)                            --             --             --             --               192              192

Exercise of stock options             18,036             --             88             --                --               88
Tax benefit from exercise of
     stock options                        --             --          2,171             --                --            2,171
Issuance of warrants                      --             --          1,056             --                --            1,056
                                ------------   ------------   ------------   ------------      ------------     ------------
Balance at May 31, 2002           34,047,216   $         17   $     65,040   $     (4,852)     $     (4,879)    $     55,326
                                ============   ============   ============   ============      ============     ============







                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2002 has been derived from audited financial statements at that date. Certain prior year balances have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited May 31, 2002 and 2001 consolidated financial statements have been included. Operating results for the three month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003 as they may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss) for the first quarter of fiscal 2003 and 2002 was $(23.4) million and $0.2 million, respectively. Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, the cumulative effect of the adoption in fiscal 2002 of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended, and the adjustment to the carrying value of certain derivative instruments during each period.

Financial statements of the Company's foreign subsidiaries have been translated into U. S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE FOR GOODWILL AND OTHER INTANGIBLE ASSETS

Effective March 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests.

In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its ESD and NSD divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its NSD division was fully impaired and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in NSD's sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability.

Intangible assets other than goodwill at May 31, 2002 and February 28, 2002 are comprised of the following (in thousands):

                                                               May 31, 2002
                                                --------------------------------------------
                                                    Gross
                                 Amortization     Carrying      Accumulated     Unamortized
Amortized Intangible Assets         Period         Amount      Amortization       Balance
---------------------------      ------------   ------------   ------------   --------------

Customer relations                10 years      $     32,800   $      9,840   $     22,960
Developed technology              5 years             22,727         15,086          7,641
Other intangibles                5-12 years            2,655          1,798            857
                                                ------------   ------------   ------------
    Total                                       $     58,182   $     26,724   $     31,458
                                                ============   ============   ============

                                                                      February 28, 2002
                                                         ------------------------------------------
                                                            Gross
                                         Amortization      Carrying      Accumulated    Unamortized
Amortized Intangible Assets                 Period          Amount      Amortization      Balance
---------------------------              -----------     ------------   ------------   ------------
Customer relations                         10 years      $     32,800   $      9,020   $     23,780
Developed technology                       5 years             22,727         14,132          8,595
Assembled workforce                        5 years              9,200          5,060          4,140
Trade name                                 10 years             1,760          1,760             --
Other intangibles                         5-12 years            2,704          1,780            924
                                                         ------------   ------------   ------------
    Total                                                $     69,191   $     31,752   $     37,439
                                                         ============   ============   ============

The estimated amortization expense for the balance of fiscal 2003 and for each of the next four years is as follows (in thousands):

         Balance of fiscal year ending February 28, 2003        $    6,614
         Fiscal 2004                                            $    7,439
         Fiscal 2005                                            $    4,552
         Fiscal 2006                                            $    3,485
         Fiscal 2007                                            $    3,377

The changes in the carrying amount of goodwill for the quarter ended May 31, 2002 are as follows (in thousands):

                                                   ESD            NSD             Total
                                               ------------   ------------    ------------
Balance as of February 28, 2002                $      2,727   $     13,773    $     16,500
Reclassification of assembled workforce,
    net of deferred income taxes, upon
    adoption of SFAS No. 141                            674          2,018           2,692
Transitional impairment loss upon
    adoption of SFAS No. 142                             --        (15,791)        (15,791)
                                               ------------   ------------    ------------
Balance as of May 31, 2002                     $      3,401   $         --    $      3,401
                                               ============   ============    ============

As required by SFAS No. 142, the following table of proforma net income (in thousands) and earnings per share presents summary results for the quarters ended May 31, 2002 and 2001 adjusted to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized as a result of the Company's adoption of SFAS No. 141 and 142.

                                                For the Quarter Ended May 31,
                                                -----------------------------
                                                     2002            2001
                                                -------------    ------------
Reported net income (loss)                       $    (24,470)   $      1,408
Add back goodwill amortization                             --             614
Add back assembled workforce amortization                  --             460
                                                 ------------    ------------
Adjusted net income (loss)                       $    (24,470)   $      2,482
                                                 ============    ============

Basic earnings per share:

                                            For the Quarter Ended May 31,
                                            ----------------------------
                                                2002            2001
                                            ------------    ------------
Reported net income (loss)                  $      (0.72)   $       0.04
Add back goodwill amortization                        --            0.02
Add back assembled workforce amortization             --            0.01
                                            ------------    ------------
Adjusted net income (loss)                  $      (0.72)   $       0.07
                                            ============    ============


Diluted earnings per share:

                                            For the Quarter Ended May 31,
                                            -----------------------------
                                                2002            2001
                                            ------------    ------------
Reported net income (loss)                  $      (0.72)   $       0.04
Add back goodwill amortization                        --            0.02
Add back assembled workforce amortization             --            0.01
                                            ------------    ------------
Adjusted net income (loss)                  $      (0.72)   $       0.07
                                            ============    ============

If the Company had not been required to adopt the Statements during the quarter, the Company would not have recognized the cumulative effect on prior years of a change in accounting principle of $15.8 million but would have recognized approximately $1.0 million in additional amortization relating to goodwill and other intangible assets. In such circumstances, the Company's net loss for the quarter would have been $9.7 million or $0.28 per share.

NOTE C - INVENTORIES

Inventories consist of the following (in thousands):

                         May 31, 2002   February 28, 2002
                         ------------   -----------------
Purchased parts          $     16,386      $     18,043
Work in progress                4,233             6,870
Finished goods                  2,735             2,611
                         ------------      ------------
                         $     23,354      $     27,524
                         ============      ============

NOTE D - SALE OF FIXED ASSETS

On May 31, 2002, the Company completed the previously announced sale of its Wichita, Kansas office building. The Company used the $2.0 million in gross proceeds from the sale to pay down amounts outstanding under its revolving credit facility.


NOTE E - ACCRUED EXPENSES AND SPECIAL CHARGES

Accrued expenses and other long-term liabilities at February 28, 2002 included amounts associated with certain special charges incurred during the fourth quarter of fiscal 2002. Activity during the first quarter of fiscal 2003 related to such accruals was as follows: (in thousands)

                                       Accrued Balance                        Revisions     Accrued Balance
                                      February 28, 2002        Payments      to Estimates     May 31, 2002
                                      -----------------      ------------    ------------   ---------------

Severance and related charges            $      3,047      $     (1,624)   $       (230)   $      1,193
Future lease costs for properties
  no longer being used                   $      3,643      $       (812)   $         (2)   $      2,829

The reduction in estimated severance and related charges of $0.2 million during the first quarter of fiscal 2003 was recognized through a reduction in first quarter selling, general and administrative expenses.

During the first quarter of fiscal 2003, the Company continued to implement actions designed to lower costs. As a result, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits, and $0.4 million for the closure of its leased facility in Chicago, Illinois. The severance and related costs were associated with a workforce reduction affecting

103 employees, including 63 and 18 in the Company's ESD and NSD divisions, respectively, and 22 in the Company's administrative areas. The charges also included costs associated with the resignation during the quarter of the NSD president. At May 31, 2002, approximately $1.1 million of the special charges incurred in the first quarter of fiscal 2003 remained unpaid. The net effect of all special charges activities for the quarter resulted in charges to cost of goods sold, research and development and selling, general and administrative expenses of $1.3 million, $0.5 million and $0.8 million, respectively.

NOTE F - LONG-TERM BORROWINGS

During fiscal 2000, the Company entered into a $125 million amortizing term loan facility and a $25 million revolving credit facility to finance its merger with Brite Voice Systems, Inc. ("Brite"). Initial borrowings under the facilities were $135 million, and at February 28, 2002, the Company owed approximately $22.5 million and $7.5 million under the term loan and revolving credit facility, respectively.

Although it had made all required payments under the facilities as well as certain discretionary prepayments of principal on the term loan during the life of the facilities, at February 28, 2002, the Company was not in compliance with a designated fixed charge coverage ratio, one of four financial covenants required by the facilities. In response to this situation, during the quarter ended May 31, 2002, the Company restructured its long-term debt. In connection with this restructuring, the Company retired the term loan, amended the revolving credit facility and received a waiver from the lending group for the past non-compliance with the financial covenant. As a result of the restructuring, at May 31, 2002, the Company's long-term debt was comprised of the following (in thousands):

                                                                      MAY 31, 2002
                                                                      ------------

Mortgage loan with a bank, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; principal due
May 28, 2005                                                          $     14,000

Convertible notes, net of discount of $1,056, as described below             8,944

Revolving credit, bearing interest payable monthly at the prime
rate plus a margin (combined rate of 6.5% at May 31, 2002)                   3,980
                                                                      ------------

                                                                            26,924

Less: current portion                                                       (7,944)
                                                                      ------------
                                                                      $     18,980
                                                                      ============

In connection with the restructuring, the Company incurred approximately $1.6 million in new debt issuance costs, consisting primarily of legal and investment banking fees, which were capitalized and which will be charged to interest expense over the life of the related debt obligations. The Company also wrote off to interest expense in the quarter $0.4 million in remaining debt issuance costs related to the retired term loan.


REVOLVING CREDIT FACILITY

The amended revolving credit facility provides for a maximum revolving commitment equal to the lesser of $12.0 million or a defined borrowing base comprised of a percentage of eligible domestic receivables and inventory, both as defined in the agreement. The interest rate margin under the facility increases 50 basis points per quarter for the remaining life of the agreement. The facility terminates June 1, 2003.

The revolving credit facility contains a covenant prohibiting the Company from paying any installments on the convertible notes discussed below in cash at any time the Company has indebtedness outstanding under the revolving credit facility. On June 19, 2002, the Company repaid the approximately $4.0 million of indebtedness then outstanding under the agreement, and no amounts are outstanding as of the date of this filing.

The facility also contains certain representations and warranties, certain negative and affirmative covenants and certain conditions and events of default which are customarily required for similar financings. Such covenants include, among others, restrictions and limitations on liens and negative pledges; limitations on mergers, consolidations and sales of assets; limitations on incurrence of debt; limitations on dividends, stock redemptions and the redemption and/or prepayment of other debt; limitations on investments and acquisitions (other than the acquisition of the Company); and limitations on capital expenditures. Key financial covenants based on the Company's consolidated financial statements include minimum net worth, maximum leverage ratio, minimum fixed charges coverage ratio and minimum levels of EBITDA. The credit facility also requires a first priority perfected security interest in
(i) all of the capital stock of each of the domestic subsidiaries of the Company, and 65% of the capital stock of each of the Company's first tier foreign subsidiaries, which capital stock shall not be subject to any other lien or encumbrance and (ii) subject to permitted liens, all other present and future material assets and properties of the Company and its material domestic subsidiaries (including, without limitation, accounts receivable and proceeds, inventory, real property, machinery and equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles).

CONVERTIBLE NOTES, WARRANTS AND REGISTRATION REQUIREMENTS

On May 29, 2002, the Company entered into a Securities Purchase Agreement, by and among the Company and the buyers named therein (the "Buyers"), pursuant to which the Buyers agreed to purchase convertible notes (the "Convertible Notes"), in an aggregate principal amount of $10.0 million, convertible into shares of the Company's common stock (the "Conversion Shares"), and warrants (the "Warrants") initially exercisable for an aggregate of 621,304 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $4.0238 per share. The fair value ($1.1 million) of the Warrants issued by the Company has been recorded as a discount on the Convertible Notes. The discount will be amortized to interest expense over the term of the notes. The following is a summary of the material terms of the Convertible Notes, the Warrants and certain registration requirements:

Under the Securities Purchase Agreement, the Company had an option, which has now expired, to issue up to an additional $10 million in convertible notes and accompanying warrants on substantially the same terms as the Convertible Notes and the Warrants. The Company did not issue such additional notes and warrants.

The Securities Purchase Agreement obligates the Company to seek shareholder approval, at the Company's next annual meeting, of the potential issuance of common stock upon the conversion and exercise, respectively, of the Convertible Notes and Warrants to the extent such issuance equals or exceeds 20% of the Company's outstanding shares. The Company is subject to financial penalties for failure to seek such approval. If such approval is sought and not obtained, no penalties will be assessed. The Company intends to seek the required approval.

AMORTIZATION OF CONVERTIBLE NOTES

The Convertible Notes will be repaid in monthly installments ("Installment Amounts") of principal in the amount of $1.0 million, plus accrued interest on the applicable installments at 6% per annum, commencing September 1, 2002, and will be fully amortized by June 30, 2003. At the Company's option, the Installment Amounts may be paid in cash or through a partial conversion of the Convertible Notes through the Company's issuance of common stock at a conversion rate equal to the lesser of (i) $6.184, representing 200% of the weighted average trading price for the Company's common stock as reported on the Nasdaq National Market on the issuance date, subject to various adjustments, as set forth in the Convertible Notes (the "Fixed Conversion Price"), or (ii) 95% of the average of the weighted average trading prices of the Company's common stock during the time period to which the installment relates. In order to preserve the ability to pay the Installment Amounts in common stock, the Company must comply with several conditions, including maintaining the effectiveness of a registration statement (as more fully described below), complying with the listing requirements of the Nasdaq National Market, timely delivery of common stock upon conversion of the Convertible Notes, and compliance with other requirements under the Convertible Notes, the Securities Purchase Agreement and the Registration Rights Agreement.

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

CONVERSION OF CONVERTIBLE NOTES AT THE OPTION OF THE HOLDER

Each of the Convertible Notes is convertible at the option of the holder into that number of shares of common stock equal to (i) the principal amount being converted, plus accrued interest at 6% per annum, divided by (ii) the Fixed Conversion Price of $6.184, as adjusted pursuant to the terms of the Convertible Notes. If the Company does not timely effect a conversion of the Convertible Notes, the Company will be subject to certain cash penalties, adjustments to the applicable Fixed Conversion Price and certain other penalties as more fully described in the Convertible Notes. Moreover, in such case, the holders of the Convertible Notes may require the Company to redeem all of the outstanding principal amount of the Convertible Notes.

Any holder of the Convertible Notes is prohibited from converting its respective Convertible Notes if, after giving effect to such conversion, the holder would hold in excess of 4.99% of the Company's outstanding common stock following such conversion.

ACCELERATION AND DEFAULT PROVISIONS IN CONVERTIBLE NOTES

If certain events, referred to as "Triggering Events," occur, the holders of the Convertible Notes may cause the Company to redeem the Convertible Notes in cash at a price equal to the greater of (i) 125% of the principal amount, plus accrued interest at 6% per annum and (ii) the number of shares of common stock issuable upon conversion multiplied by the weighted average price of the common stock on the trading day immediately preceding such event. Triggering Events include, without limitation, the failure to maintain the effectiveness of a registration statement, suspension from trading or the failure to be listed for a period of 5 consecutive trading days or for more than 10 trading days in any 365-day period, the failure to timely deliver shares of common stock and a material breach by the Company under the transaction documents.

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

WARRANTS

In connection with the sale of the Convertible Notes, the Company issued Warrants to the Buyers. The Warrants give the holders the right to purchase from the Company, for a period of three years, an aggregate of 621,304 shares of the Company's common stock for $4.0238 per share as of the date of issuance. Both the number of Warrants and the exercise price of the Warrants are subject to antidilution adjustments as set forth in the Warrants. If the Company is prohibited from issuing Warrant Shares under the rules of the Nasdaq National Market, the Company must redeem for cash those Warrant Shares which cannot be issued at a price per Warrant Share equal to the difference between the weighted average market price of the Company's common stock on the date of attempted exercise and the applicable exercise price.

REGISTRATION REQUIREMENTS

The Company and the Buyers also entered into a Registration Rights Agreement, dated as of May 29, 2002 (the "Registration Rights Agreement"), pursuant to which the Company has filed a registration statement on Form S-3 covering the resale of the Conversion Shares and the Warrant Shares. The registration statement became effective on June 27, 2002.


USE OF INTEREST RATE SWAP ARRANGEMENTS IN FISCAL 2002

From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company's then outstanding floating rate debt to a fixed rate basis. The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of May 31, 2002 or February 28, 2002.


NOTE G - INCOME TAXES

On March 7, 2002, United States tax law was amended to allow Companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, the Company used $21.5 million of its previously reported net operating loss carryforwards and $0.4 million of its previously reported tax credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises.

Also during the quarter, and as discussed in Note B, the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce intangible asset to goodwill. As a result of this transaction, the Company increased the valuation allowance associated with its net deferred tax asset by $1.4 million.

The effects of both of these first quarter events are included in the Company's net tax benefit of $2.7 million in the consolidated statement of operations for the quarter ended May 31, 2002. The Company continues to incur current income tax expense on the pretax income of certain foreign subsidiaries. The Company has not recognized a current benefit associated with its domestic pretax losses because the existence of recent losses prevent it from concluding that it is more likely than not that such benefit will be realized.

NOTE H - EARNINGS PER SHARE

(in thousands, except per share data)                May 31, 2002    May 31, 2001
                                                     ------------    ------------

Numerator:

Income (loss) before the cumulative effect
     of a change in accounting principle             $     (8,679)   $      1,408
Cumulative effect on prior years of a
     change in accounting principle                       (15,791)             --
                                                     ------------    ------------
Net income (loss)                                    $    (24,470)   $      1,408
                                                     ------------    ------------

Denominator:

DENOMINATOR FOR BASIC EARNINGS PER SHARE                   34,039          33,058
                                                     ------------    ------------

Effect of dilutive securities:

     Employee stock options                                    --           1,153

     Non-vested restricted stock                               --              23
                                                     ------------    ------------

Dilutive potential common shares                               --           1,176
                                                     ------------    ------------

DENOMINATOR FOR DILUTED EARNINGS PER SHARE                 34,039          34,234
                                                     ------------    ------------

Basic:
Income (loss) before the cumulative effect of a
     change in accounting principle                  $      (0.26)   $       0.04
Cumulative effect on prior years of a
     change in accounting principle                         (0.46)             --
                                                     ------------    ------------
Net income (loss)                                    $      (0.72)   $       0.04
                                                     ============    ============

Diluted:
Income (loss) before the cumulative effect
     of a change in accounting principle             $      (0.26)   $       0.04
Cumulative effect on prior years of a
     change in accounting principle                         (0.46)             --
                                                     ------------    ------------
Net income (loss)                                    $      (0.72)   $       0.04
                                                     ============    ============

Options to purchase 4,378,654 shares of common stock at an average exercise price of $10.17 per share and warrants to purchase 621,304 shares at an exercise price of $4.0238 per share were outstanding at May 31, 2002 but were not included in the computation of diluted earnings per share for the first three months of fiscal 2003 because the effect would have been antidilutive given the Company's loss for the quarter. In addition, the Company's convertible notes plus accrued interest were convertible at the option of the note holders into 1,617,342 shares at an exercise price of $6.184 per share as of May 31, 2002 but were similarly excluded from the computation of diluted earnings per share for the quarter. Options to purchase 2,009,553 shares of common stock at an average exercise price of $13.59 per share were outstanding at May 31, 2001 but were not included in the computation of diluted earnings per share for the first quarter of fiscal 2002 because the options' prices were greater than the average market price of the Company's common shares during such period and, therefore, the effect would have been antidilutive.

NOTE I - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company has two reportable segments: the Enterprise Solutions Division ("ESD") and the Network Solutions Division ("NSD"). The ESD focuses on the interactive voice response (IVR) market in which the Company provides automated customer service and self-help solutions to enterprises and institutions. The NSD focuses on the enhanced telecommunications market in which the Company provides value-added solutions to network service providers. Each division sells integrated systems and related services including system maintenance and software licensing fees. As a complement to the Company's systems sales, it also provides and manages enhanced network services and IVR applications for customers on an application service provider (ASP) basis.

The Company's reportable segments are strategic business units that focus on separate customer groups. They are managed separately to enable the Company to target its product development and marketing efforts to meet the unique needs of the Company's target markets.

The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on profit or loss from operations before income taxes, excluding the amortization of acquisition related intangible assets and, in fiscal 2002, the amortization of goodwill. Corporate operating expenses are allocated to the segments based on budgeted and historical percentages of revenue. The Company does not have material intersegment sales and does not allocate Company assets to individual segments for routine reporting purposes.

The operating results of the Company's segments for the three months ended May 31, 2002 and 2001 are as follows (in thousands).

                                                  Three Months Ended May 31, 2002
                                           --------------------------------------------
                                            Enterprise        Network         Segment
                                             Solutions       Solutions        Totals
                                           ------------    ------------    ------------

Systems                                    $     12,310    $      9,325    $     21,635
Services                                          8,685           8,096          16,781
                                           ------------    ------------    ------------
     Total sales to external customers           20,995          17,421          38,416
                                           ------------    ------------    ------------
Systems                                           4,092           1,425           5,517
Services                                          6,776           3,334          10,110
                                           ------------    ------------    ------------
     Total gross margin                          10,868           4,759          15,627
                                           ------------    ------------    ------------
Segment operating expenses                       11,550          12,148          23,698
                                           ------------    ------------    ------------
Segment operating loss*                    $       (682)   $     (7,389)   $     (8,071)
                                           ============    ============    ============


                                                 Three Months Ended May 31, 2001
                                           ------------------------------------------
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
                                           ============   ============   ============

* Consolidated income from operations includes amortization of acquisition related intangible assets of $1,776 for the quarter ended May 31, 2002 and amortization of goodwill and acquisition related intangible assets of $3,354 for the quarter ended May 31, 2001, that are not allocated by the Company to the individual segments.

Geographic Operations

The Company's net sales by geographic area were as follows (in thousands):

                                                Three Months Ended
                                           ---------------------------
                                           May 31, 2002   May 31, 2001
                                           ------------   ------------
Geographic Area Net Sales:
     United States                         $     22,423   $     31,906
     The Americas (Excluding U.S.)                1,499          3,562
     Pacific Rim                                    520          1,037
     Europe, Middle East & Africa                13,974         25,001
                                           ------------   ------------
         Total                             $     38,416   $     61,506
                                           ============   ============

Concentration of Revenue

One NSD customer, British Telecom (together with its affiliate MMO2, formerly BT Cellnet), has purchased both systems and ASP services from the Company. Such combined purchases accounted for approximately 11% and 14% of the Company's total sales during the three-month periods ended May 31, 2002 and 2001, respectively. Under the terms of its managed services contract with MMO2 and at current exchange rates, the Company will recognize revenues of $0.9 million per month through July 2003. The amount received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound. There were no other customers accounting for 10% or more of the Company's sales during the quarters ended May 31, 2002 or 2001.

NOTE J - CONTINGENCIES

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

None of the Company's customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. In the matter of Katz Technology Licensing, LP v. Verizon Communications Inc., et al, No. 01-CV-5627, pending in U.S. District Court, Eastern District of Pennsylvania, RAKTL has alleged that Verizon Communications, Inc. ("Verizon") and certain of its affiliates infringe patents held by RAKTL. From 1997 until November 2001 the Company's wholly owned subsidiary, Brite, provided prepaid services to an affiliate of Verizon under a managed services contract. The affiliate, which is named as a defendant in the lawsuit, recently notified Brite of the pendency of the lawsuit and referenced provisions of the managed services contract which require Brite to indemnify the affiliate against claims that its services infringe a patent. The claims in the lawsuit make general references to prepaid services and a variety of other services offered by Verizon and the affiliate but do not refer to Brite's products or services. The Company has informed the affiliate that it can find no basis for an indemnity obligation under the expired contract.

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

Even though no claims have been made that a specific product offered by the Company infringes any claim under the RAKTL patent portfolio, the Company has received opinions from its outside patent counsel that certain products and applications offered by the Company do not infringe certain claims of the RAKTL patents. The Company has also received opinions from its outside counsel that certain claims under the RAKTL patent portfolio are invalid. Furthermore, based on the reviews by outside counsel, the Company is not aware of any claims under the RAKTL portfolio that are infringed by the Company's products. If the Company does become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, the Company intends to vigorously contest the claims and to assert appropriate defenses. A number of companies, including some large, well known companies and some customers of the Company, have already licensed certain rights under the RAKTL patent portfolio. RAKTL has previously announced license agreements with, among others, AT&T Corp., Microsoft Corporation and International Business Machines Corporation.

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

The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously. The Company has responded to these complaints, which have now been consolidated into one proceeding, by filing a motion to dismiss the complaint in the consolidated proceeding. The Company has asserted that the complaint lacks the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company has requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs have responded to the Company's request for dismissal, and the Company has filed a supplemental brief to support its position that the complaint should be dismissed. The Company is awaiting a ruling by the Court. All discovery and other proceedings not related to the dismissal have been stayed pending resolution of the Company's request to dismiss the complaint.

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

The Company has asserted counterclaims against Telemac for breach of contract, breach of warranty and breach of the implied covenant of good faith and fair dealing with respect to the capabilities of software supplied by Telemac and handsets provided by parties contracting with Telemac.


The Company and Telemac have selected as arbitrator Justice William A. Masterson (Ret.) formerly of the California Court of Appeal and the Los Angeles County Superior Court,. The arbitration hearing is set to commence January 13, 2003, in Los Angeles, California. The Company acknowledges it may owe an immaterial amount for certain software development services rendered by Telemac. With the exception of these immaterial amounts, the Company believes that the claims asserted by Telemac are without merit. The Company further believes it has meritorious defenses and counterclaims and intends to vigorously defend the claims of Telemac and assert the Company's claims in the arbitration.


The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies, including the matters described above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to the Company's financial position or results of operations.


Note K -- Subsequent Events

On June 24, 2002, the Company announced that it had begun a process to effect an internal reorganization and consolidation to reduce expenses and to more efficiently and effectively manage the Company. The Company will be eliminating the NSD/ESD divisional structure and reducing its workforce by approximately 80 to 130 additional positions. Robert Ritchey, the President and General Manager of ESD, will transition to President of the Company. David W. Brandenburg will continue as Chairman of the Board and Chief Executive Officer. The Company estimates that it will incur charges of between $3.5 million and $4.5 million during the second and third fiscal quarters in connection with the restructuring. The Company anticipates that operating expenses will be reduced approximately $2.0 million to $3.0 million per quarter from fiscal 2003 first quarter levels once these restructuring activities are completed.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:


     o The Company has experienced recent operating losses and may not operate profitably in the future. The Company incurred net losses of approximately $44.7 million in fiscal 2002, $2.3 million in fiscal 2001 and $14.8 million in fiscal 2000. For the first quarter of fiscal 2003, the Company incurred a net loss of $24.5 million. The Company may continue to incur losses, which could hinder the Company's ability to operate its current business. The Company cannot provide assurances that it will be able to generate sufficient revenues from its operations to achieve or sustain profitability in the future.

     o General business activity has declined. The Company's sales are largely dependent on the strength of the domestic and international economies and, in particular, on demand for telecommunications equipment, computers, software and other technology products. The market for telecommunications equipment has declined sharply, and the markets for computers, software and other technology products also have declined. In addition, there is an increased concern that demand for the types of products offered by the Company will remain soft for some period of time as a result of domestic and global economic and political conditions following the attacks by terrorists on September 11, 2001.

     o In recent quarters, the Company has fallen short of its sales and earnings expectations. Many of the Company's transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically caused sales fluctuations from quarter to quarter. While in the past the impact of these fluctuations was mitigated to some extent by the geographic and vertical market diversification of the Company's existing and prospective customers, the Company has become increasingly prone to quarterly sales fluctuations because of its sales to the enhanced telecommunications services systems market. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company's quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company's accuracy in estimating future sales is largely dependant on its ability to successfully qualify, estimate and close system sales during a quarter. See the discussion entitled "Sales" in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's "pipeline" of system sales opportunities.

     o The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits and other claims discussed in Item 1 "Legal Proceedings" in
          Part II, and in the Company's other SEC filings. The Company believes that each of the potential and pending lawsuits and other claims to which it is subject is without merit and intends to defend each matter vigorously. There can be no assurances, however, that the Company will prevail in any or all of the litigation or other matters. An adverse judgment in any of these matters, as well as the Company's expenses relating to its defense of a given matter, could have consequences materially adverse to the Company.

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

     o The Company may not be able to retain its customer base and, in particular, its more significant customers, such as British Telecom. The Company's success depends substantially on retaining its significant customers. The loss of one of the Company's significant customers could negatively impact the Company's results of operations. The Company's installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts. Moreover, the Company has phased out a number of Brite products and has attempted to migrate Brite customers over to the Company's own functionally similar products, but there can be no assurance that the Company will be able to maintain Brite's customer base.

          Sales to British Telecom (together with its affiliate MMO2, formerly BT Cellnet), which purchases both systems and managed services from the Company, accounted for approximately 11% and 14% of the Company's total sales during the three month periods ended May 31, 2002 and 2001, respectively. Under the terms of its managed services contract with MMO2 and at current exchange rates, the Company will recognize revenues of approximately $0.9 million per month through July 2003, down from a first quarter fiscal 2002 high of approximately $2.6 million per month. The amounts received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound.

     o The Company's reliance on significant vendor relationships could result in significant expense or an inability to serve its customers if it loses these relationships. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments and AT&T Corp., are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company's significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source. Consequently, the Company would be unable to provide products and to service its customers, which would negatively impact its business and operating results.

     o The Company's inability to protect its intellectual property against infringement and infringement claims could negatively impact its business. The Company's protection of its patent, copyright, trademarks and other proprietary rights in its products and technologies is critical to the continued success of its business. Although the Company's proprietary rights are protected by a combination of intellectual property laws, nondisclosure safeguards and license agreements, it is technologically possible for the Company's competitors to copy aspects of the Company's products in violation of these protected rights. Moreover, it may be possible for competitors to provide products and technologies competitive to those of the Company without violating the Company's protected rights.

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

     o If third parties assert claims that the Company's products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against the Company or against the Company's customers, the Company could incur substantial costs to defend these claims. If any of these claims is ultimately successful, a third party could require the Company to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to use the infringed intellectual property rights. Moreover, where the claims are asserted with respect to the Company's customers, additional expenses may be involved in indemnifying the customer and/or designing and providing non-infringing products.

     o The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company's products are currently sold in more than 75 countries. The Company's international sales, as a percentage of total Company sales, were 42% and 48% in the three months ended May 31, 2002 and 2001, respectively. International sales are subject to certain risks, including:

       o  fluctuations in currency exchange rates;

       o the difficulty and expense of maintaining foreign offices and distribution channels;

       o  tariffs and other barriers to trade;

       o greater difficulty in protecting and enforcing intellectual property rights;

       o  general economic conditions in each country;

       o  loss of revenue, property and equipment from expropriation;

       o  import and export licensing requirements; and

       o additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from customers speaking different languages and having different cultural approaches to the conduct of business.

     o The Company's inability to properly estimate costs under fixed price contracts could negatively impact its profitability. Some of the Company's contracts to develop application software and customize systems provide for the customer to pay a fixed price for its products and services regardless of whether the Company's costs to perform under the contract exceed the amount of the fixed price. If the Company is unable to estimate accurately the amount of future costs under these fixed price contracts, or if unforeseen additional costs must be incurred to perform under these contracts, the Company's ability to operate profitably under these contracts will be adversely affected. Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed performance by the Company. Since the Company's projects frequently require a significant degree of customization, it is difficult for the Company to predict when it will complete such projects. Accordingly, the Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

     o Increasing consolidation in the telecommunications and financial industries could affect the Company's revenues and profitability. Several of the Company's significant customers are in the telecommunications and financial industries, which are undergoing increasing consolidation as a result of merger and acquisition activity. This activity involving the Company's significant customers could decrease the number of customers purchasing the Company's products and/or delay purchases of the Company's products by customers that are in the process of reviewing their strategic alternatives in light of a pending merger or acquisition. If the Company has fewer customers or its customers delay purchases of the Company's products as a result of merger and acquisition activity, the Company's revenues and profitability could decline.

     o Government action and, in particular, action with respect to the Telecommunications Act of 1996 regulating the telecommunications industry could have a negative impact on the Company's business. Future growth in the markets for the Company's products will depend in part on privatization and deregulation of certain telecommunication markets worldwide. Any reversal or slowdown in the pace of this privatization or deregulation could negatively impact the markets for the Company's products. Moreover, the consequences of deregulation are subject to many uncertainties, including judicial and administrative proceedings that affect the pace at which the changes contemplated by deregulation occur, and other regulatory, economic and political factors. Any invalidation, repeal or modification of the requirements imposed by the Telecommunications Act of 1996 could negatively impact the Company's business, financial condition and results of operations. Furthermore, the uncertainties associated with deregulation could cause the Company's customers to delay purchasing decisions pending the resolution of such uncertainties.

     o Significant market fluctuations could affect the price of the Company's common stock. Extreme price and volume trading volatility in the U.S. stock market has had a substantial effect on the market prices of securities of many high technology companies, frequently for reasons other than the operating performance of such companies. These broad market fluctuations could adversely affect the market price of the Company's common stock.

     o The Company's issuance of convertible notes and warrants could substantially dilute the interests of the existing shareholders. The $10 million in convertible notes issued by the Company in May 2002 are convertible by the holders into common stock at any time prior to their maturity in June 2003 at an initial conversion price of $6.184, which was 200% of the weighted average price of the Company's common stock on the date of issuance, subject to adjustment for stock splits, stock dividends, stock combinations and similar transactions. Moreover, the conversion price of the convertible notes could be lowered, perhaps substantially, in a variety of circumstances, including the Company's issuance of common stock below the holders' conversion price (either directly or in connection with the issuance of most securities convertible into, or exercisable for, common stock), the Company's failure to comply with specific registration and listing obligations applicable to the common stock into which the convertible notes are convertible, and other breaches by the Company of its obligations to the note holders. Correspondingly, the Company issued to the note holders in May 2002 three-year warrants entitling the warrant holders to purchase an aggregate of 621,304 shares of the Company's common stock at an exercise price of $4.0238 per share. Both the number of warrants and the exercise price are subject to adjustments that could make them further dilutive to existing shareholders. Neither the notes nor the warrants establish a "floor" limiting reductions in, respectively, the conversion price of the convertible notes or the exercise price of the warrants that may occur under certain circumstances. Correspondingly, there is no "ceiling" on the number of shares that may be issuable under certain circumstances under the antidilution adjustments in the warrants.

     o The Company is required to pay any outstanding loans under the credit facility before any installment of principal on the convertible notes can be paid in cash. Any required payments in stock could be dilutive to the Company's shareholders, and such dilution could be made worse by the note and warrant holders' hedging activities. The Company's revolving credit facility prohibits the Company from paying any installments on the convertible notes in cash at any time the Company has indebtedness outstanding under the credit facility. On June 19, 2002, the Company repaid the approximately $4.0 million of indebtedness then outstanding under the revolving credit facility. In doing so, the Company has satisfied this covenant. Accordingly, and for so long as no new borrowings are outstanding under the credit facility, the Company may pay installments on the convertible notes in cash instead of common stock. However, if at any time there are borrowings outstanding under the credit facility, the Company will effectively be required to "pay" installments on the convertible notes through a partial conversion of the convertible notes into common stock. The conversion price, subject to certain antidilution adjustments, would be the lower of (i) $6.184 or
          (ii) 95% of the average of the weighted average trading prices of the Company's common stock during the time period to which the installment relates. Since the Company's inability to pay installments in cash would most likely occur when it is experiencing unsatisfactory operating results and lower trading prices for its common stock, the number of shares required to "pay" an installment in a partial conversion of the convertible notes could increase significantly, with the resultant dilution further depressing the Company's stock price. In addition, to the extent the selling shareholders convert the convertible notes and then sell the shares of common stock they receive upon conversion, the Company's stock price may decrease due to the additional amount of shares available in the market. The potential or actual conversion of such convertible notes and subsequent sale of shares could encourage short sales by the Company's shareholders and others which could place further downward pressure on the Company's stock price.

     o Any failure by the Company to satisfy its registration, listing and other obligations with respect to the common stock underlying the convertible notes and the warrants could result in adverse consequences, including acceleration of the convertible notes. Subject to certain exceptions, the Company is required to maintain the effectiveness of the registration statement that became effective June 27, 2002 covering the common stock underlying the convertible notes and the warrants until the earlier of the date the underlying common stock may be resold pursuant to rule 144(k) under the Securities Act of 1933 or the date on which the sale of all the underlying common stock is completed. The Company is subject to various penalties for failure to meet its registration obligations and the related stock exchange listing for the underlying common stock, including cash penalties and forced redemption of the convertible notes at the greater of (i) 125% of the principal amount plus accrued interest at 6% per annum or (ii) the product of the "conversion rate" (the amount of principal and interest being redeemed divided by the conversion price) multiplied by the weighted average price of the Company's common stock on the trading day immediately preceding its registration or listing default. If the Company is unable to issue common stock under the convertible notes because the amount issuable would exceed the number of shares that the Company is permitted to issue without shareholder approval under Nasdaq National Market requirements (aggregate shares equal to or in excess of 20% of the issued and outstanding shares), then the Company may be required to redeem the convertible notes at 100% of the principal plus accrued interest at 6.0%.

     o The Company is obligated to make significant periodic payments of principal and interest under its financing instruments. The Company has material indebtedness outstanding under a mortgage loan with Beal Bank, S.S.B., secured by the Company's office facilities in Dallas, Texas and the convertible notes. The Company is required to make periodic payments of interest on each of these financial instruments and, in the case of the convertible notes, periodic payments of principal. The Company may, from time to time, have additional indebtedness outstanding under its revolving credit facility, which provides for a revolving credit line of up to $12.0 million. The Company is not in default under any of the financing instruments and believes it will have the resources to make all required principal and interest payments. If, however, the Company at any time does default on any of its payment obligations or other obligations under any financing instrument, the creditors under the applicable instrument will have all rights available under the instrument, including acceleration, termination and, with respect to the mortgage and credit facility, enforcement of security interests. The financing instruments also have certain qualified cross-default provisions, particularly for acceleration of indebtedness under one of the other instruments. Under such circumstances, the Company's cash position and liquidity would be severely impacted, and it is possible the Company would not be able to pay its debts as they come due.

SALES. The Company's total sales for the first quarter of fiscal 2003 were $38.4 million, a decrease of $23.1 million, or 38%, as compared to the same period of fiscal 2002. The Company's Enterprise Solutions Division ("ESD") sales were down $7.1 million, while its Network Solutions Division ("NSD") sales were down $16.0 million from the prior year's first quarter totals. The Company's system sales across both divisions totaled $21.6 million for the first quarter of fiscal 2003 as compared to system sales of $38.4 million for the fiscal 2002 first quarter. Company wide services sales totaled $16.8 million as compared to $23.1 million for the first quarter of fiscal 2002. The decline in system sales reflects the previously reported sharp decline in the Company's primary markets, particularly the decline in the market for telecommunications equipment, which the Company has experienced over the last two quarters. The Company believes the market for telecommunications equipment will remain soft through at least the Company's third quarter of fiscal 2003. The net decline in services sales is comprised of increases in the Company's warranty and related customer service revenue offset by declines in its managed service revenues as further discussed below.

ESD system sales for the quarter totaled $12.3 million, down $8.5 million (40%) from the same period of the previous year. ESD services sales totaled $8.7 million, an increase of $1.4 million (19%) over the first quarter of fiscal 2002. The increase was primarily attributable to continued growth in the Company's sales of extended warranty services. ESD international sales constituted 9% of the division's total sales during the first quarter of fiscal 2003, down from 17% in the first quarter of fiscal 2002, with the decrease in activity primarily focused in the division's European operations.

NSD system sales for the first quarter of fiscal 2003 were $9.3 million, down $8.3 million (47%) when compared to the same period of the previous fiscal year. NSD services sales totaled $8.1 million, a decrease of $7.7 million (49%) over the first quarter of fiscal 2002. The decline in services sales reflects a reduction in the division's managed services revenues attributable to a decrease in the volume of activity processed under certain of the division's ASP contracts, including, particularly, its contract with MMO2 (formerly BT Cellnet). Monthly managed service revenues under the MMO2 contract totaled approximately $0.9 million for the first quarter of fiscal 2003, down significantly from the first quarter of fiscal 2002 when such revenues totaled approximately $2.6 million per month. The lower fee will continue through July 2003 when the contract expires. Total systems and services sales to British Telecom, including the managed services revenues from its affiliate, MMO2, accounted for approximately 11% and 14% of the Company's total sales during the three month periods ended May 31, 2002 and 2001, respectively. NSD international sales constituted 81% and 75% of the division's total sales for the quarters ended May 31, 2002 and 2001, respectively.

The Company uses a system combining estimated sales from its service and support contracts, "pipeline" of systems sales opportunities, and backlog of committed systems orders to estimate sales and trends in its business. Sales from service and support contracts, including contracts for ASP managed services, comprised approximately 44% of the Company's sales for the first quarter of fiscal 2003, up slightly from approximately 40% of sales in fiscal 2002. The pipeline of opportunities for systems sales and backlog of systems sales comprised approximately 30% and 26% of sales, respectively, during the first quarter of fiscal 2003, and each comprised approximately 30% of sales during fiscal 2002.

The Company's service and support contracts range in duration from one month to three years, with many longer duration contracts allowing customer cancellation privileges. It is easier for the Company to estimate service and support sales than to measure systems sales for the next quarter because service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next. As described above, however, a significant portion of the Company's services revenue is derived from its contract with MM02. As a result of the significant reduction to quarterly revenues under the managed services contract with MMO2, the Company will have to increase its sales under other service and support contracts with new or existing customers to maintain or increase service and support revenues in future quarters.

The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. At May 31, 2002, February 28, 2002, November 30, 2001 and August 31, 2001, the Company's backlog of systems sales was approximately $32.0 million, $26.0 million, $21.0 million and $25.4 million, respectively. Backlog increased for the second quarter in a row, and the backlog at May 31, 2002 was the highest the Company has reported since February 2001 when backlog totaled $35.0 million. The Company's pipeline of opportunities for systems sales is the aggregation of its sales opportunities, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide the Company some sales guidelines in its business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. While the

Company knows the amount of systems backlog available at the beginning of a quarter, it must speculate on its pipeline of systems opportunities for the quarter. The Company's accuracy in estimating total systems sales for the next fiscal quarter is, therefore, highly dependent upon its ability to successfully estimate which pipeline opportunities will close during the quarter.

SPECIAL CHARGES. During the first quarter of fiscal 2003, the Company continued to implement actions designed to lower costs. As a result, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits, and $0.4 million for the closure of its leased facility in Chicago, Illinois. The severance and related costs were associated with a workforce reduction affecting 103 employees, including 63 and 18 in the Company's ESD and NSD divisions, respectively, and 22 in the Company's administrative areas. The charges also included costs associated with the resignation during the quarter of the NSD president. During the first quarter, the Company also revised its estimates of severance charges originally recorded in the fourth quarter of fiscal 2002, reducing its accrual for such charges by $0.2 million. The net effect of all special charges activities for the first quarter of fiscal 2003 was to increase cost of goods sold, research and development and selling, general and administrative expenses by $1.4 million, $0.5 million and $0.7 million, respectively.

On June 24, 2002, the Company announced that it had begun a process to effect an internal reorganization and consolidation to reduce expenses and to more efficiently and effectively manage the Company. The Company will be eliminating the NSD/ESD divisional structure and reducing its workforce by approximately 80 to 130 additional positions. Robert Ritchey, the President and General Manager of ESD, will transition to President of the Company. David W. Brandenburg will continue as Chairman of the Board and Chief Executive Officer. The Company estimates that it will incur charges of between $3.5 million and $4.5 million during the second and third fiscal quarters in connection with the restructuring. The Company anticipates that operating expenses will be reduced approximately $2.0 million to $3.0 million per quarter from fiscal 2003 first quarter levels once these restructuring activities are completed.

COST OF GOODS SOLD. Cost of goods sold for the first quarter of fiscal 2003 was approximately $22.8 million or 59.3% of sales as compared to $27.8 million or 45.2% of sales for the first quarter of fiscal 2002. Net of the severance and lease expenses discussed in "Special Charges," above, cost of goods sold for the first quarter of fiscal 2003 was $21.4 million or 55.8% of sales. ESD systems costs averaged 66.8% of sales for the quarter, up from 48.6% for the first quarter of fiscal 2002. NSD systems costs averaged 84.7% of sales versus 45.6% in the previous year's first quarter. In each case, the higher percentage results, in part, from the special charges incurred as part of the fiscal 2003 reorganization and, in part, from the nature of the Company's cost structure. A significant portion of the Company's cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. ESD services cost of sales was 22.0% of sales for the current quarter, down from 26.9% in the first quarter of fiscal 2002. The improvement resulted primarily from efficiency gains, as the division was able to reduce its absolute support costs while serving a larger customer base. NSD services costs were 58.8% of sales for the quarter ended May 31, 2002, up from 48.7% for the same quarter of the prior year primarily as a result of the decline in revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the first quarter of fiscal 2003 were approximately $6.0 million, or 15.6% of the Company's total sales. During the first quarter of the previous fiscal year, research and development expenses were $7.6 million, or 12.3% of the Company's total sales. Research and development expenses include the design of new products and the enhancement of existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the first quarter of fiscal 2003 were approximately $17.7 million, or 46.1% of the Company's total sales. Net of the severance and related expenses discussed in "Special Charges," above, SG&A for the quarter totaled $17.0 million or 44.2% of first quarter sales. SG&A expenses during the first quarter of fiscal 2002 were $19.6 million, or 31.9% of the Company's total sales. These expenses have dropped in absolute dollars over the same period last year as a result of cost control initiatives implemented by the Company and as a result of lower commissions and incentive bonuses being earned on the lower sales volumes. They are up as a percent of the Company's total sales because of the decline in sales.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Effective March 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests.

In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its ESD and NSD divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its NSD division was fully impaired and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in NSD's sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability.

The Company's intangible assets other than goodwill will continue to be amortized over lives that primarily range from 5 to 10 years. Amortization of these assets totaled $1.8 million for the first quarter of fiscal 2003. Amortization in the first quarter of fiscal 2002 totaled $3.4 million but would have totaled $2.2 million had the new rules been effective during that period. The estimated amortization expense for the balance of fiscal 2003 and for each of the next four years is as follows (in thousands):

         Balance of fiscal year ending February 28, 2003       $    6,614
         Fiscal 2004                                           $    7,439
         Fiscal 2005                                           $    4,552
         Fiscal 2006                                           $    3,485
         Fiscal 2007                                           $    3,377

INTEREST EXPENSE. Interest expense was approximately $1.5 million during the first quarter of fiscal 2003, versus $1.3 million for the same period of fiscal 2002. The fiscal 2003 expense is comprised of approximately $0.6 million incurred under the Company's term loan and revolving credit facility, $0.6 million for the amortization of debt issuance costs on those credit facilities (including $0.4 million incurred in connection with the retirement of the term loan as part of the Company's debt restructuring activities) and $0.3 million relating to the final amortization under certain interest rate swap arrangements terminated by the Company during fiscal 2002.

The Company restructured its long-term debt during the first quarter of fiscal 2003. See "Note F - Long-Term Borrowings" in Item 1 and "Liquidity and Capital Resources" for a description of the Company's long term borrowings and the impact of its recent debt restructuring on interest expense.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS). The Company generated an operating loss of $9.8 million, a loss before the cumulative effect of a change in accounting principle of $8.7 million and a net loss of $24.5 million during the first quarter of fiscal 2003. As described in Note B to the consolidated financial statements in Item 1, the Company recorded a $15.8 million charge as the cumulative effect on prior years of a change in accounting principle in connection with its adoption of Statements of Financial Accounting Standards No. 141 and No. 142. During the first quarter of fiscal 2002, the Company generated operating income of $3.2 million and net income of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES. The Company had approximately $14.0 million in cash and cash equivalents at May 31, 2002, while borrowings under the Company's restructured long-term debt facilities (See "Note F - Long-Term Borrowings" in
Item 1) totaled $26.9 million. The Company's cash reserves decreased $3.7 million during the three months ended May 31, 2002, with operating activities using $1.7 million of cash, net investing activities providing $1.3 million of cash and net financing activities using $3.5 million of cash.

Operating cash flow for the first quarter of fiscal 2003 was negatively impacted by the Company's net loss before the cumulative effect of a change in accounting principle of $8.7 million for the quarter and by approximately $4.1 million of cash payments made in settlement of severance and other special charges associated with the Company's cost control initiatives undertaken in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. Operating cash flow was favorably impacted by the Company's ongoing initiatives to reduce accounts receivable (down $4.5 million for the quarter) and inventories (down $4.2 million for the quarter). Days sales outstanding (DSO) of accounts receivable at May 31, 2002, was 85 days, down significantly from 133 days at February 28, 2002.

While the Company continues to focus on reducing the level of its investment in accounts receivable, it now generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers outside the United States are accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer its most creditworthy customers such payment terms. For the quarters ended May 31, 2002 and 2001, customer extended payment terms had no material adverse impact on the Company's DSO. However, there is no assurance such extended payment terms will not adversely impact DSO for the remainder of fiscal 2003 and beyond.

Investing activities during the quarter were comprised of the purchase of computer and test equipment, a use of approximately $0.6 million of cash, offset by proceeds from the sale of the Company's Wichita office building, which provided $1.9 million of cash. The proceeds from the sale were used to reduce amounts outstanding under the Company's revolving credit facility.

The Company significantly restructured its long-term borrowings during the quarter ended May 31, 2002. Major financing activities for the quarter included the borrowing of $14.0 million from a bank under a mortgage loan secured by the Company's Dallas headquarters and the issuance of $10.0 million of convertible notes and related warrants. The proceeds of these new borrowings, along with the gross proceeds of the Wichita sale discussed above, were used to retire the $22.5 million balance outstanding under the Company's term loan facility and to pay down $3.5 million of the $7.5 million balance outstanding under the Company's revolving credit facility. As part of the restructuring, the Company also incurred approximately $1.6 million in new debt issuance costs, consisting primarily of legal and investment banking fees, which were capitalized and which will be charged to interest expense over the life of the related debt obligations. The Company also wrote off to interest expense in the quarter $0.4 million in remaining debt issuance costs related to the retired term loan. On June 19, 2002, the Company repaid the approximately $4.0 million of remaining indebtedness then outstanding under the revolving credit facility, and no amounts are outstanding under that facility as of the date of this filing.

The financing transactions described above were required, in part, because from February 28, 2002 through May 30, 2002 the Company operated under a temporary waiver of one of four financial covenants required by its revolving credit facility. In connection with the Company's repayment of indebtedness under the term loan and revolving credit facility, the lenders agreed to permanently waive the Company's previous non-compliance with the covenant. Additional information regarding the convertible notes and warrants, the mortgage loan and the revolving credit facility follows.

ISSUANCE OF NOTES AND WARRANTS

On May 29, 2002, the Company entered into a securities purchase agreement to sell certain convertible notes, in an aggregate principal amount of $10.0 million, convertible into shares of the Company's common stock, and warrants to purchase shares of the Company's common stock. The convertible notes were issued on May 30, 2002. They have a term of 13 months and bear interest at the rate of 6% per year. The Company's obligation to pay principal and interest under the convertible notes begins September 1, 2002 and ends June 30, 2003. The Company may make payments on the convertible notes in either cash or, through a partial conversion of the convertible notes into shares of the Company's common stock, provided certain conditions are met. The Company currently plans to make the monthly payments in cash. The Company also has the right under specified circumstances to make voluntary cash prepayments of any portion or all of the outstanding principal under the convertible notes.

The holders of the convertible notes have the right at any time to convert the convertible notes into shares of the Company's common stock at a conversion price of $6.184, representing 200% of the volume weighted average price of the common stock at May 30, 2002, subject to adjustment. The convertible notes are initially convertible into 1,617,077 shares of the Company's common stock, excluding accrued and unpaid interest. This number of conversion shares is subject to adjustment from time to time upon the occurrence of certain events described in the convertible notes.

The warrants were also issued on May 30, 2002. They may be exercised for a term of three years. The number of shares of common stock initially issuable upon exercise of the warrants is 621,304 shares at an initial per share exercise price of $4.0238. Both the number of warrant shares and the exercise price are subject to adjustment from time to time upon the occurrence of certain events described in the warrants.

In connection with the issuance of the convertible notes and the warrants, the Company also entered into a registration rights agreement under which it is required to register 150% of the number of shares of common stock issuable upon conversion of the convertible notes and all of the common stock issuable upon exercise of the warrants, pursuant to applicable securities laws. The registration statement for the requisite shares became effective on June 27, 2002. The Company is further obligated to hold a meeting of shareholders on or before August 28, 2002 to vote on a proposal to approve, as required by the Nasdaq National Market, the potential issuance of shares, upon conversion of the convertible notes and exercise of the warrants, equal to or in excess of 20% of the Company's issued and outstanding shares.

MORTGAGE LOAN

On May 29, 2002, the Company entered into a three-year mortgage loan on its Dallas, Texas office facilities for $14 million. Interest is payable monthly under the mortgage and will be computed at the greater of the prime rate of interest plus 2% or 10.5%. The entire principal amount is payable at the end of the mortgage term.

CHANGES IN CREDIT FACILITY

In connection with the debt restructuring discussed above, the lender group agreed to permanently waive the breach of the fixed charge coverage ratio covenant under the credit agreement and agreed to continue to provide the Company with a revolving credit line of up to $12.0 million. The amount the Company may borrow under the revolving credit line at any point in time will be determined by a borrowing base comprised of a percentage of the Company's eligible U.S. accounts receivable plus its U.S. raw materials inventory, both as defined in the agreement. The revolving credit facility is cross-defaulted with the convertible notes, so that a default or the occurrence of certain other events under the convertible notes will be a default under the credit facility. Although the Company has no amount outstanding under the revolving credit facility as of July 1, 2002, the Company intends to maintain the revolving credit facility for liquidity and working capital purposes.

For an expanded discussion of the convertible notes, the warrants, the mortgage loan and the amendment to the Company's credit facility, see the Current Report on Form 8-K filed by the Company on May 30, 2002, and incorporated into this Quarterly Report on Form 10-Q by this reference.

The Company believes the liquidity provided by these financing transactions combined with cash generated from operations should be sufficient to sustain its operations for the next twelve months.

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

At May 31, 2002, the Company's outstanding long-term debt was comprised of the following (in thousands):

                                                                                   MAY 31, 2002
                                                                                   ------------

Mortgage loan with a bank, bearing interest payable monthly at the greater of
10.5% or the prime rate plus 2.0%; principal due May 28, 2005                      $     14,000

Convertible notes, net of discount of $1,056                                              8,944

Revolving credit, bearing interest payable monthly at the prime rate plus a
margin (combined rate of 6.5% at May 31, 2002)                                            3,980
                                                                                   ------------
                                                                                   $     26,924
                                                                                   ------------

The Company's current revolving credit agreement provides for borrowings of up to $12.0 million, subject to borrowing base limits, which bear interest at variable rates based on the prime rate plus an applicable margin. The Company repaid all amounts outstanding under the agreement in June 2002. The credit agreement matures June 1, 2003. The fair value of the borrowings approximated their carrying value at May 31, 2002.

The following table provides information about the Company's credit agreements that are sensitive to changes in interest rates. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of July 1, 2002.

                                                                     FISCAL
                                    FAIR VALUE     -----------------------------------------
                                   MAY 31, 2002      2003       2004       2005      2006
                                   ------------    --------   --------   --------  ---------
                                                            (DOLLARS IN THOUSANDS)
Long-term debt                     $     26,924
    Fixed rate US $                                $  6,000   $  4,000         --         --
    Projected weighted average
       interest rate                                    6.0%       6.0%
    Variable rate US $                             $  3,980   $     --   $     --  $  14,000
    Projected weighted average
       interest rate                                   10.5%      10.5%      10.5%      10.5%


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

The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously. The Company has responded to these complaints, which have now been consolidated into one proceeding, by filing a motion to dismiss the complaint in the consolidated proceeding. The Company has asserted that the complaint lacks the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company has requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs have responded to the Company's request for dismissal, and the Company has filed a supplemental brief to support its position that the complaint should be dismissed. The Company is awaiting a ruling by the Court. All discovery and other proceedings not related to the dismissal have been stayed pending resolution of the Company's request to dismiss the complaint.

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

The Company has asserted counterclaims against Telemac for breach of contract, breach of warranty and breach of the implied covenant of good faith and fair dealing with respect to the capabilities of software supplied by Telemac and handsets provided by parties contracting with Telemac.

The Company and Telemac have selected as arbitrator Justice William A. Masterson (Ret.) formerly of the California Court of Appeal and the Los Angeles County Superior Court,. The arbitration hearing is set to commence January 13, 2003, in Los Angeles, California. The Company acknowledges it may owe an immaterial amount for certain software development services rendered by Telemac. With the exception of these immaterial amounts, the Company believes that the claims asserted by Telemac are without merit. The Company further believes it has meritorious defenses and counterclaims and intends to vigorously defend the claims of Telemac and assert the Company's claims in the arbitration.

Item 2 Changes in Securities and Use of Proceeds.

         On May 30, 2002 the Company sold convertible notes and associated warrants for cash in the amount of $10 million in a private placement transaction under Rule 506 of Regulation D under the Securities Act of 1933. Shares of the Company's common stock that might be issued in connection with a conversion of the convertible notes, or upon exercise of the warrants, were registered on a Form S-3 that became effective June 27, 2002. The purchasers of the convertible notes and warrants, and any broker-dealer acting in connection with the sale of the common stock underlying the convertible notes and warrants, may be deemed to be "underwriters" within the meaning of the Securities Act of 1933. The purchasers of the convertible notes and warrants are HFTP Investment L.L.C., Gaia Offshore Master Fund, Ltd. and Caerus Fund Ltd. See Item 2 "Liquidity and Capital Resources" in Part I for a discussion of the convertible notes, the warrants, the registration of shares of common stock underlying the convertible notes and warrants, and the use of proceeds from the sale of convertible notes and associated warrants.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

               4.1 Securities Purchase Agreement, dated as of May 29, 2002, between the Company and each of the Buyers(1)

               4.2 Form of Convertible Note between the Company and each of the Buyers(1)

               4.3 Form of Warrant between the Company and each of the Buyers(1)

               4.4 Registration Rights Agreement, dated as of May 29, 2002, between the Company and each of the Buyers(1)

               4.5 First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Company and Computershare Investor Services, LLC(1)

               10.1 Deed of Trust, Security Agreement and Assignment of Leases
                    and Rents dated May 29, 2002, executed by the Company for the benefit of Beal Bank S.S.B.(1)

               10.2 Promissory Note dated May 29, 2002, executed by the Company in favor of Beal Bank S.S.B.(1)

               10.3 Subordination and Intercreditor Agreement effective as of
                    May 29, 2002, among the Company, the buyers under the Securities Purchase Agreement, and the Company's senior secured lenders.(1)

               10.4 Agreement executed as of May 31, 2002 between the Company and Ray S. Naeini.(3)

               99.1 Letter of Agreement dated April 2, 2002 between the Company and a prospective purchaser of the Company's facilities in Wichita, Kansas. Portions of this exhibit have been excluded pursuant to a request for confidentiality treatment.(2)

----------
(1) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(2) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, filed with the SEC on April 18, 2002.

(3)  Filed herewith.

         (b) Reports on Form 8-K

                  1. A report on Form 8-K was filed March 13, 2002 to announce the completion of a Forebearance Agreement dated March 7, 2002 between the Company and its lending group.
                  2. A report on Form 8-K was filed April 18, 2002 to announce the Consent and Amendment to the Forebearance Agreement, dated as of March 31, 2002 between the Company and its lending group.
                  3. A report on Form 8-K was filed May 30, 2002 to announce a letter agreement between the Company and a prospective purchaser of the Company's facilities in Wichita, Kansas and to announce the Consent, Waiver and Third Amendment to Credit Agreement effective as of May 29, 2002 between the Company and its lending group.
                  4. A report on Form 8-K was filed May 31, 2002 to announce that the three previously announced financing transactions had been completed and funded.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INTERVOICE-BRITE, INC.




Date: 07/03/01                               By: /s/ MARK C. FALKENBERG
                                                 ------------------------
                                                 Mark C. Falkenberg
                                                 Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
INDEX          DESCRIPTION
------         -----------

 4.1 Securities Purchase Agreement, dated as of May 29, 2002, between the Company and each of the Buyers(1)

 4.2 Form of Convertible Note between the Company and each of the Buyers(1)

 4.3           Form of Warrant between the Company and each of the Buyers(1)

 4.4 Registration Rights Agreement, dated as of May 29, 2002, between the Company and each of the Buyers(1)

 4.5 First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Company and Computershare
               Investor Services, LLC(1)

10.1           Deed of Trust, Security Agreement and Assignment of Leases and
               Rents dated May 29, 2002, executed by the Company for the benefit of Beal Bank S.S.B.(1)

10.2 Promissory Note dated May 29, 2002, executed by the Company in favor of Beal Bank S.S.B.(1)

10.3           Subordination and Intercreditor Agreement effective as of May 29,
               2002, among the Company, the buyers under the Securities Purchase
               Agreement, and the Company's senior secured lenders.(1)

10.4 Agreement executed as of May 31, 2002 between the Company and Ray S. Naeini.(3)

99.1 Letter of Agreement dated April 2, 2002 between the Company and a prospective purchaser of the Company's facilities in Wichita, Kansas. Portions of this exhibit have been excluded pursuant to a request for confidentiality treatment.(2)

----------
(1) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(2) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, filed with the SEC on April 18, 2002.

(3)  Filed herewith.