Form 10-Q
period 2002-08-31
INTERVOICE INC
filed 2002-10-15
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                 AUGUST 31, 2002


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

                                 YES [X] NO [ ]

THE REGISTRANT HAD 34,077,307 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF OCTOBER 11, 2002.



================================================================================

                                Intervoice, Inc.
                           Consolidated Balance Sheets

                                                                  (In Thousands, Except Share and Per Share Data)
                                                                    August 31, 2002            February 28, 2002
                                                                   -----------------           -----------------
                                                                      (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                     $          20,131           $          17,646
     Trade accounts receivable, net of allowance for
         doubtful accounts of $3,578 in fiscal 2003 and
         $3,492 in fiscal 2002                                                32,543                      40,783
     Inventory                                                                16,461                      27,524
     Prepaid expenses and other current assets                                 6,710                       6,152
     Deferred income taxes                                                     1,063                         819
                                                                   -----------------           -----------------
                                                                              76,908                      92,924
                                                                   -----------------           -----------------
Property and Equipment
     Building                                                                 16,883                      19,530
     Computer equipment and software                                          31,123                      30,379
     Furniture, fixtures and other                                             2,747                       2,328
     Service equipment                                                         8,963                       7,902
                                                                   -----------------           -----------------
                                                                              59,716                      60,139
     Less allowance for depreciation                                          37,324                      33,787
                                                                   -----------------           -----------------
                                                                              22,392                      26,352
Other Assets
     Intangible assets, net of amortization of $28,563 in
         fiscal 2003 and $31,752 in fiscal 2002                               29,940                      37,439
     Goodwill, net of accumulated amortization of
         $7,672 in fiscal 2002                                                 3,401                      16,500
     Other assets                                                              1,754                       2,153
                                                                   -----------------           -----------------
                                                                   $         134,395           $         175,368
                                                                   =================           =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                              $          15,794           $          22,661
     Accrued expenses                                                         18,205                      14,988
     Customer deposits                                                         8,499                       5,963
     Deferred income                                                          27,043                      24,426
     Current portion of long term borrowings                                   5,556                       6,000
                                                                   -----------------           -----------------
                                                                              75,097                      74,038
Long term borrowings, net of current portion                                  17,741                      23,980
Other long term liabilities                                                    1,482                       1,916

Stockholders' Equity
     Preferred Stock, $100 par value--2,000,000
         shares authorized: none issued
     Common Stock, no par value, at nominal
         assigned value--62,000,000 shares
         authorized: 34,077,307 issued and
         outstanding in fiscal 2003, 34,029,180
         issued and outstanding in fiscal 2002                                    17                          17
     Additional capital                                                       65,082                      61,725
     Retained earnings (accumulated deficit)                                 (21,124)                     19,618
     Accumulated other comprehensive loss                                     (3,900)                     (5,926)
                                                                   -----------------           -----------------
         Stockholders' equity                                                 40,075                      75,434
                                                                   -----------------           -----------------
                                                                   $         134,395           $         175,368
                                                                   =================           =================



                 See notes to consolidated financial statements.

                                Intervoice, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              (In Thousands, Except Per Share Data)
                                                        Three Months Ended               Six Months Ended
                                                    --------------------------      --------------------------
                                                    August 31,      August 31,      August 31,      August 31,
                                                       2002            2001            2002            2001
                                                    ----------      ----------      ----------      ----------
Sales
     Systems                                        $   17,905      $   42,455      $   39,540      $   80,897
     Services                                           17,708          22,034          34,489          45,098
                                                    ----------      ----------      ----------      ----------
                                                        35,613          64,489          74,029         125,995
                                                    ----------      ----------      ----------      ----------
Cost of goods sold
     Systems                                            17,099          21,287          33,217          39,429
     Services                                            7,626          10,139          14,297          19,789
                                                    ----------      ----------      ----------      ----------
                                                        24,725          31,426          47,514          59,218
                                                    ----------      ----------      ----------      ----------
Gross margin
     Systems                                               806          21,168           6,323          41,468
     Services                                           10,082          11,895          20,192          25,309
                                                    ----------      ----------      ----------      ----------
                                                        10,888          33,063          26,515          66,777

Research and development expenses                        6,518           7,060          12,523          14,623
Selling, general and administrative expenses            18,401          18,919          36,094          38,534
Amortization of goodwill and acquisition
     related intangible assets                           1,776           3,435           3,552           6,788
                                                    ----------      ----------      ----------      ----------

Income (loss) from operations                          (15,807)          3,649         (25,654)          6,832

Other income (expense)                                    (716)            451            (764)            956
Interest expense                                        (1,555)         (1,224)         (3,020)         (2,565)
                                                    ----------      ----------      ----------      ----------
Income (loss) before taxes and the cumulative
     effect of a change in accounting principle        (18,078)          2,876         (29,438)          5,223
Income taxes (benefit)                                  (1,806)          1,151          (4,487)          2,090
                                                    ----------      ----------      ----------      ----------

Income (loss) before the cumulative effect
     of a change in accounting principle               (16,272)          1,725         (24,951)          3,133
Cumulative effect on prior years of a
     change in accounting principle                         --              --         (15,791)             --
                                                    ----------      ----------      ----------      ----------

Net income (loss)                                   $  (16,272)     $    1,725      $  (40,742)     $    3,133
                                                    ==========      ==========      ==========      ==========

Per Basic Share:
Income (loss) before the cumulative effect of
     a change in accounting principle               $    (0.48)     $     0.05      $    (0.73)     $     0.09
Cumulative effect on prior years of
     a change in accounting principle                       --              --           (0.47)             --
                                                    ----------      ----------      ----------      ----------
Net income (loss)                                   $    (0.48)     $     0.05      $    (1.20)     $     0.09
                                                    ==========      ==========      ==========      ==========

Per Diluted Share:
Income (loss) before the cumulative effect of
     a change in accounting principle               $    (0.48)     $     0.05      $    (0.73)     $     0.09
Cumulative effect on prior years of
     a change in accounting principle                       --              --           (0.47)             --
                                                    ----------      ----------      ----------      ----------
Net income (loss)                                   $    (0.48)     $     0.05      $    (1.20)     $     0.09
                                                    ==========      ==========      ==========      ==========



                 See notes to consolidated financial statements.

                                Intervoice, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                (In Thousands)
                                                              Three Months Ended               Six Months Ended
                                                          --------------------------      --------------------------
                                                          August 31,      August 31,      August 31,      August 31,
                                                             2002            2001            2002            2001
                                                          ----------      ----------      ----------      ----------
Operating Activities
     Income (loss) before the cumulative effect of a
         change in accounting principle                   $  (16,272)     $    1,725      $  (24,951)     $    3,133
     Adjustments to reconcile income (loss)
         before the cumulative effect of a change
         in accounting principle to net cash provided
         by operating activities:
     Depreciation and amortization                             4,290           6,843           8,466          13,289
     Other changes in operating activities                    23,776            (611)         26,617          (5,412)
                                                          ----------      ----------      ----------      ----------
Net cash provided by operating activities                     11,794           7,957          10,132          11,010

Investing Activities
     Purchases of property and equipment                      (1,847)         (1,793)         (2,448)         (3,167)
     Proceeds from sale of assets                                 --              --           1,852              --
                                                          ----------      ----------      ----------      ----------
Net cash used in investing activities                         (1,847)         (1,793)           (596)         (3,167)

Financing Activities
     Paydown of debt                                          (3,980)         (3,783)        (29,980)         (9,567)
     Debt issuance costs                                        (386)             --          (2,018)             --
     Borrowings                                                   --              --          24,000              --
     Exercise of stock options                                    42           1,551             130           2,117
                                                          ----------      ----------      ----------      ----------
Net cash used in financing activities                         (4,324)         (2,232)         (7,868)         (7,450)

Effect of exchange rates on cash                                 515             105             817              (4)
                                                          ----------      ----------      ----------      ----------

Increase in cash and cash equivalents                          6,138           4,037           2,485             389

Cash and cash equivalents, beginning of period                13,993          12,253          17,646          15,901
                                                          ----------      ----------      ----------      ----------

Cash and cash equivalents, end of period                  $   20,131      $   16,290      $   20,131      $   16,290
                                                          ==========      ==========      ==========      ==========



                 See notes to consolidated financial statements.

                                Intervoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                        (In Thousands, Except Share Data)

                                                                     Retained       Accumulated
                                    Common Stock                     Earnings          Other
                                -------------------   Additional   (Accumulated    Comprehensive
                                  Shares     Amount    Capital       Deficit)          Loss            Total
                                ----------   ------   ----------   ------------    -------------    --------
Balance at February 28, 2002    34,029,180   $   17   $   61,725   $     19,618    $      (5,926)   $ 75,434

Net loss                                --       --           --        (40,742)              --     (40,742)

Foreign currency translation
     adjustment                         --       --           --             --            1,834       1,834

Valuation adjustment of
     interest rate swap
     hedge, net of tax effect
     of $(118)                          --       --           --             --              192         192

Exercise of stock options           48,127       --          130             --               --         130

Tax benefit from exercise of
     stock options                      --       --        2,171             --               --       2,171

Issuance of warrants                    --       --        1,056             --               --       1,056
                                ----------   ------   ----------   ------------    -------------    --------
Balance at August 31, 2002      34,077,307   $   17   $   65,082   $    (21,124)   $      (3,900)   $ 40,075
                                ==========   ======   ==========   ============    =============    ========



                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND SIX MONTHS ENDED AUGUST 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2002 has been derived from audited financial statements at that date. Certain prior year balances have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited August 31, 2002 and 2001 consolidated financial statements have been included. Operating results for the three and six month periods ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003, as such results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss) for the second quarters of fiscal 2003 and 2002 was ($15.3) million and $2.8 million, respectively. For the six month periods ended August 31, 2002 and 2001, comprehensive income (loss) was ($38.7) million and $3.0 million, respectively. Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, the cumulative effect of the adoption in fiscal 2002 of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended, and the adjustment to the carrying value of certain derivative instruments during each period.

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

NOTE B - CHANGE IN ACCOUNTING PRINCIPLE FOR GOODWILL AND OTHER INTANGIBLE ASSETS

Effective March 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on at least an annual basis.

In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing ESD and NSD divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its NSD division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in NSD's sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability. Effective August 1, 2002, the Company combined its divisions into a single unified organizational structure in order to address changing market demands and global customer requirements. The Company expects to conduct its annual test of goodwill impairment at the beginning of its fourth fiscal quarter (December
2002).

Intangible assets other than goodwill at August 31, 2002 and February 28, 2002 are comprised of the following (in thousands):

                                                           August 31, 2002
                                               -------------------------------------
                                                Gross
                                Amortization   Carrying   Accumulated    Unamortized
Amortized Intangible Assets        Period       Amount    Amortization     Balance
---------------------------     ------------   --------   ------------   -----------
Customer relations                10 years     $ 32,800   $     10,660   $    22,140
Developed technology              5 years        22,727         16,042         6,685
Other intangibles                5-12 years       2,976          1,861         1,115
                                               --------   ------------   -----------
    Total                                      $ 58,503   $     28,563   $    29,940
                                               ========   ============   ===========

                                                          February 28, 2002
                                               -------------------------------------
                                                Gross
                                Amortization   Carrying   Accumulated    Unamortized
Amortized Intangible Assets        Period       Amount    Amortization     Balance
---------------------------     ------------   --------   ------------   -----------
Customer relations                10 years     $ 32,800   $      9,020   $    23,780
Developed technology              5 years        22,727         14,132         8,595
Assembled workforce               5 years         9,200          5,060         4,140
Trade name                        10 years        1,760          1,760            --
Other intangibles                5-12 years       2,704          1,780           924
                                               --------   ------------   -----------
    Total                                      $ 69,191   $     31,752   $    37,439
                                               ========   ============   ===========

The estimated amortization expense for the balance of fiscal 2003 and for each of the next four years is as follows (in thousands):

Balance of fiscal year ending February 28, 2003   $3,682
Fiscal 2004                                       $7,357
Fiscal 2005                                       $4,470
Fiscal 2006                                       $3,481
Fiscal 2007                                       $3,413

The changes in the carrying amount of goodwill for the six months ended August 31, 2002 are as follows (in thousands):

                                              ESD         NSD         Total
                                           ---------   ---------    ---------
Balance as of February 28, 2002            $   2,727   $  13,773    $  16,500
Reclassification of assembled workforce,
    net of deferred income taxes, upon
    adoption of SFAS No. 141                     674       2,018        2,692
Transitional impairment loss upon
    adoption of SFAS No. 142                      --     (15,791)     (15,791)
                                           ---------   ---------    ---------
Balance as of August 31, 2002              $   3,401   $      --    $   3,401
                                           =========   =========    =========

As required by SFAS No. 142, the following table of proforma net income (in thousands) and earnings per share presents summary results for the quarter and six month period ended August 31, 2002 and 2001 adjusted to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized as a result of the Company's adoption of SFAS No. 141 and 142.

                                             For the Quarter Ended     For the Six Months Ended
                                            ------------------------   ------------------------
                                            August 31,    August 31,   August 31,    August 31,
                                            ----------    ----------   ----------    ----------
                                               2002          2001         2002          2001
                                            ----------    ----------   ----------    ----------
Reported net income (loss)                  $  (16,272)   $    1,725   $  (40,742)   $    3,133
Add back goodwill amortization                      --           694           --         1,308
Add back assembled workforce amortization           --           460           --           920
                                            ----------    ----------   ----------    ----------
Adjusted net income (loss)                  $  (16,272)   $    2,879   $  (40,742)   $    5,361
                                            ==========    ==========   ==========    ==========

Basic earnings per share:

                                             For the Quarter Ended     For the Six Months Ended
                                            ------------------------   ------------------------
                                            August 31,    August 31,   August 31,    August 31,
                                            ----------    ----------   ----------    ----------
                                               2002          2001         2002          2001
                                            ----------    ----------   ----------    ----------
Reported net income (loss)                  $    (0.48)   $     0.05   $    (1.20)   $     0.09
Add back goodwill amortization                      --          0.02           --          0.04
Add back assembled workforce amortization           --          0.01           --          0.03
                                            ----------    ----------   ----------    ----------
Adjusted net income (loss)                  $    (0.48)   $     0.08   $    (1.20)   $     0.16
                                            ==========    ==========   ==========    ==========

Diluted earnings per share:

                                             For the Quarter Ended     For the Six Months Ended
                                            ------------------------   ------------------------
                                            August 31,    August 31,   August 31,    August 31,
                                            ----------    ----------   ----------    ----------
                                               2002          2001         2002          2001
                                            ----------    ----------   ----------    ----------
Reported net income (loss)                  $    (0.48)   $     0.05   $    (1.20)   $     0.09
Add back goodwill amortization                      --          0.02           --          0.04
Add back assembled workforce amortization           --          0.01           --          0.03
                                            ----------    ----------   ----------    ----------
Adjusted net income (loss)                  $    (0.48)   $     0.08   $    (1.20)   $     0.16
                                            ==========    ==========   ==========    ==========

If the Company had not been required to adopt the Statements effective March 1, 2002, the Company would not have recognized the cumulative effect on prior years of a change in accounting principle of $15.8 million but would have recognized approximately $1 million per quarter in additional amortization relating to goodwill and other intangible assets. In such circumstances, the Company's net loss for the quarter and six months ended August 31, 2002 would have been approximately $17.3 million and $26.9 million, respectively, or $0.51 and $0.79 per share.

NOTE C - INVENTORIES

Inventories consist of the following (in thousands):

                    August 31, 2002    February 28, 2002
                   -----------------   -----------------
Purchased parts    $          11,291   $          18,043
Work in progress               1,823               6,870
Finished goods                 3,347               2,611
                   -----------------   -----------------
                   $          16,461   $          27,524
                   =================   =================

NOTE D - SALE OF FIXED ASSETS

On May 31, 2002, the Company completed the previously announced sale of its Wichita, Kansas office building. The Company used the $2.0 million in gross proceeds from the sale to pay down amounts outstanding under its then existing revolving credit facility.

NOTE E - ACCRUED EXPENSES AND SPECIAL CHARGES

Accrued expenses and other long-term liabilities at February 28, 2002 included amounts associated with certain special charges incurred during the fourth quarter of fiscal 2002. Activity during the first six months of fiscal 2003 related to such accruals was as follows (in thousands):

                                     Accrued Balance                 Revisions      Accrued Balance
                                    February 28, 2002   Payments    to Estimates    August 31, 2002
                                    -----------------   --------    ------------    ---------------
Severance and related charges       $           3,047   $ (2,634)   $       (213)   $           200
Future lease costs for properties
  no longer being used              $           3,643   $ (1,091)   $         (2)   $         2,550

The reduction in estimated severance and related charges of $0.2 million occurred during the first quarter of fiscal 2003 and was recognized through a reduction in selling, general and administrative expenses.

During the first and second quarters of fiscal 2003, the Company continued to implement actions designed to lower costs and improve operational efficiency. During the quarter ended May 31, 2002, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits associated with a workforce reduction affecting 103 employees, and $0.4 million for the closure of its leased facility in Chicago, Illinois. At May 31, 2002 and August 31, 2002, approximately $1.1 million and $0.5 million, respectively, of the special charges incurred in the first quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of the remaining costs in the third quarter of fiscal 2003.

During the quarter ended August 31, 2002, the Company incurred special charges of approximately $10.1 million, including $2.8 million for severance payments and related benefits associated with a workforce reduction affecting approximately 120 employees, $0.4 million associated with the closing of a portion of its leased facilities in Manchester, United Kingdom, $2.2 million for the write down of excess inventories and $4.7 million associated with two loss contracts. The severance and related costs were associated with the Company's consolidation of its separate Enterprise and Networks divisions into a single, unified organizational structure. The downsizing of the leased space in Manchester follows from the Company's decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflect the Company's continuing assessment of its inventory levels in light of short term sales projections, the decision to eliminate the UK manufacturing operation and the consolidation of the business units discussed above. The charges for loss contracts reflect the costs incurred during the second quarter on two contracts, which are expected to result in net losses to the Company upon completion. The charges include costs actually incurred during the quarter as well as an accrual of the amounts by which total contract costs are expected to exceed total contract revenue. At August 31, 2002, approximately $4.0 million of the special charges incurred in the second quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of the remaining costs during the balance of fiscal 2003.

The following table summarizes the net effect on reported operating results by financial statement category of all special charges activities for the quarter and six months ended August 31, 2002 (in millions).

                                                                                 Selling, General
                                                      Cost of     Research and         and
                                                     Goods Sold    Development    Administrative      Total
                                                     ----------   ------------   ----------------    -------
Quarter ended May 31, 2002

Severance payments and related benefits              $      1.1   $        0.4   $            0.9    $   2.4
Adjustments to severance accruals from fiscal 2002           --             --               (0.2)      (0.2)
Facility closure                                            0.3            0.1                 --        0.4
                                                     ----------   ------------   ----------------    -------
     Total                                           $      1.4   $        0.5   $            0.7    $   2.6
                                                     ----------   ------------   ----------------    -------

Quarter ended August 31, 2002

Severance payments and related benefits              $      0.8   $        0.4   $            1.6    $   2.8
Facility closure                                             --             --                0.4        0.4
Write down of excess inventories                            2.2             --                 --        2.2
Costs associated with loss contracts                        4.7             --                 --        4.7
                                                     ----------   ------------   ----------------    -------
     Total                                           $      7.7   $        0.4   $            2.0    $  10.1
                                                     ----------   ------------   ----------------    -------

Total for six months ended August 31, 2002           $      9.1   $        0.9   $            2.7    $  12.7
                                                     ==========   ============   ================    =======

NOTE F - LONG-TERM BORROWINGS

At August 31 and February 28, 2002, the Company's long-term debt was comprised of the following (in thousands, with balance sheet classifications in each case reflecting the terms of subsequent refinancings as further discussed below)

                                                                             August 31,     February 28,
                                                                                2002            2002
                                                                            ------------    ------------
Mortgage loan, bearing interest payable monthly at the greater of 10.5%
or the prime rate plus 2.0%; principal due May 28,
2005; subsequently modified as discussed below                              $     14,000    $         --

Convertible notes, net of unamortized discount of $703,
subsequently refinanced in full as discussed below                                 9,297              --

Amortizing term loan, subsequently refinanced in full                                 --          22,480

Revolving credit, bearing interest payable monthly at the prime rate plus a margin; repaid in full during the second quarter of fiscal 2003;
terminated by Company on August 29, 2002 in anticipation of
subsequent refinancing described below                                                --           7,500
                                                                            ------------    ------------

Total debt outstanding                                                            23,297          29,980

Less: current portion                                                             (5,556)         (6,000)
                                                                            ------------    ------------

Long-term debt, net of current portion                                      $     17,741    $     23,980
                                                                            ============    ============

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

Although it had made all required payments under the facilities as well as certain discretionary prepayments of principal on the term loan during the life of the facilities, at February 28, 2002, the Company was not in compliance with a designated fixed charge coverage ratio, one of four financial covenants required by the facilities. In response to this situation, during the quarter ended May 31, 2002, the Company restructured its long-term debt. In connection with this restructuring, the Company retired the term loan, repaid a portion of the amount outstanding under the revolver, amended the revolving credit facility to provide for a maximum revolving commitment equal to the lesser of $12.0 million or a defined borrowing base comprised of a percentage of eligible domestic receivables and inventory and received a permanent waiver from the lending group for the past non-compliance with the financial covenant. In June 2002, the Company repaid the remaining $4.0 million outstanding under the revolver, and in August 2002, in anticipation of establishing alternative financing with a new lender, the Company terminated the revolver.

In connection with the restructuring, the Company incurred approximately $1.6 million in new debt issuance costs, consisting primarily of legal and investment banking fees, which were capitalized and which will be charged to interest expense over the life of the related debt obligations. The Company also wrote off to interest expense in the first quarter of fiscal 2003 $0.4 million in remaining debt issuance costs related to the retired term loan.

Convertible Notes, Warrants and Registration Requirements

On May 29, 2002, the Company entered into a Securities Purchase Agreement, by and among the Company and the buyers named therein (the "Buyers"), pursuant to which the Buyers agreed to purchase convertible notes (the "Convertible Notes"), in an aggregate principal amount of $10.0 million, convertible into shares of the Company's common stock (the "Conversion Shares"), and warrants (the "Warrants") initially exercisable for an aggregate of 621,304 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $4.0238 per share. The fair value ($1.1 million) of the Warrants issued by the Company was recorded as a discount on the Convertible Notes.

The Securities Purchase Agreement obligated the Company to seek shareholder approval of the potential issuance of common stock upon the conversion and exercise, respectively, of the Convertible Notes and Warrants to the extent such issuance equals or exceeds 20% of the Company's outstanding shares. The Company obtained such approval at its annual meeting in August 2002.

Amortization and Repayment of Convertible Notes

The Convertible Notes were scheduled to be repaid in monthly installments of principal in the amount of $1.0 million, plus accrued interest on the applicable installments at 6% per annum, commencing September 1, 2002. The terms of the convertible notes allowed the Company, at its option, to make payment in cash or, through a partial conversion of the Convertible Notes, through the Company's issuance of common stock. The Convertible Notes also allowed the Company, subject to certain conditions, to redeem some or all of the principal amount of the Convertible Notes in excess of current monthly installments for a cash amount equal to the sum of 105% of the principal amount being redeemed plus accrued interest at 6% per annum with respect to the principal amount. In September 2002, the Company made its first scheduled principal payment of $1.0 million under the Convertible Notes and then subsequently repaid the remaining $9.0 million principal balance outstanding under the Convertible Notes along with accrued interest and a repayment premium of approximately $0.5 million using the proceeds of a new $10.0 million term loan discussed below.

Warrants

In connection with the sale of the Convertible Notes, the Company issued Warrants to the Buyers. The Warrants give the holders the right to purchase from the Company, for a period of three years, an aggregate of 621,304 shares of the Company's common stock for $4.0238 per share as of the date of issuance. Both the number of Warrants and the exercise price of the Warrants are subject to antidilution adjustments as set forth in the Warrants. If the Company is prohibited from issuing Warrant Shares under the rules of the Nasdaq National Market, the Company must redeem for cash those Warrant Shares which cannot be issued at a price per Warrant Share equal to the difference between the weighted average market price of the Company's common stock on the date of attempted exercise and the applicable exercise price. The Company's obligations under the warrants remain in force and are unaffected by the redemption in September 2002 of the Convertible Notes.

Registration Requirements

The Company and the Buyers also entered into a Registration Rights Agreement, dated as of May 29, 2002 (the "Registration Rights Agreement"), pursuant to which the Company has filed a registration statement on Form S-3 covering the resale of the Warrant Shares. The registration statement became effective on June 27, 2002.

New Term Loan and Revolving Credit Agreement

In August 2002, the Company entered into a new credit facility agreement with a lender which provides for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($15.0 million maximum at the loan's inception) or a defined borrowing base comprised primarily of eligible US and UK accounts receivable ($0.7 million maximum at the loan's inception).

The term loan principal is due in 36 equal monthly installments of approximately $0.3 million each beginning October 1, 2002. Interest on the term loan is also payable monthly and accrues at a rate equal to the then prevailing prime rate of interest plus 2.75% (7.5% as of the closing date of the loan). Proceeds from the term loan were used to retire the Convertible Notes described above and to provide additional working capital to the Company.

Advances under the revolver loan will accrue interest at a rate equal to the then prevailing prime rate of interest plus a margin of 0.5% to 1.5%, or at a rate equal to the then prevailing London Inter-bank Offering Rate plus a margin of 3% to 4%. The Company may request an advance under the revolver loan at any time during the term of the revolver agreement so long as the requested advance does not exceed the then available borrowing base. The Company's available funding based on its US accounts receivable at the date of closing of the new credit facility was approximately $0.7 million. The initial availability of funding based on UK accounts receivable is contingent on and will be determined in connection with the lender's completion of a collateral audit of the Company's UK subsidiary. The Company has not requested an advance under the revolver as of the date of this filing. The term loan and the revolving credit agreement expire on August 29, 2005.

The new credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company is initially required to have EBITDA in minimum cumulative amounts on a monthly basis through August 31, 2003. While lower amounts are allowed within each fiscal quarter, the Company must generate cumulative EBITDA of $0, $2.0 million, $5.0 million and $9.0 million, respectively, for the three, six, nine and twelve month periods ending November 30, 2002, February 28, 2003, May 31, 2003 and August 31, 2003. Thereafter, the Company is required to have minimum cumulative EBITDA of $15 million and $20 million for the 12-month periods ending November 30, 2003 and February 28, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $1.6 million for the six months ending February 28, 2003 and in excess of $4.0 million for any fiscal year thereafter except in certain circumstances and with the lender's prior approval. Borrowings under the new credit facility are secured by first liens on virtually all of the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The new credit facility contains certain qualified cross-default provisions with respect to the Company's mortgage loan.

Mortgage Loan

In October 2002, the Company amended its mortgage loan, secured by a first lien on the Company's Dallas headquarters, to reduce a minimum net equity requirement contained in the loan agreement from $35.0 million to $25.0 million and to provide that compliance with the covenant would be measured on a quarterly basis. In connection with this amendment, the Company prepaid $1.5 million of the principal amount outstanding under the loan. The mortgage loan contains certain qualified cross-default provisions with respect to the Company's new term loan and revolving credit agreement.

Costs Associated with the Refinancings

In connection with the new term loan and revolving credit agreement, the Company will incur a total of approximately $1.0 million in new debt issuance costs, consisting primarily of investment banking and legal fees, which will be capitalized and charged to interest expense over the life of the related debt obligations. Of this amount, the Company had paid approximately $0.4 million as of August 31, 2002. During the third quarter of fiscal 2003, the Company will recognize a loss of approximately $1.9 million on the early extinguishment of the convertible notes. The loss will include the cost of the early conversion premium discussed above as well as the non-cash costs to write off the unamortized debt issuance costs and to write off the unamortized discount associated with the convertible notes.

Use of Interest Rate Swap Arrangements in Fiscal 2002

From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company's then outstanding floating rate debt to a fixed rate basis. The

Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of August 31, 2002 or February 28, 2002.

NOTE G - INCOME TAXES

On March 7, 2002, United States tax law was amended to allow companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, during the first quarter of fiscal 2003, the Company used $21.5 million of its previously reported net operating loss carryforwards and $0.4 million of its previously reported tax credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises.

Also during the first quarter, and as discussed in Note B, the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce intangible asset to goodwill. As a result of this transaction, the Company increased the valuation allowance associated with its net deferred tax asset by $1.4 million.

The effects of both of these first quarter events are included in the Company's net tax benefit of $4.5 million in the consolidated statement of operations for the six months ended August 31, 2002. For the quarter ended August 31, 2002, the Company recognized a tax benefit on the pretax losses of certain foreign subsidiaries, because the Company believes it will be able to realize the tax benefit of those losses by offsetting them against taxable income of a prior year. The Company has not recognized a current benefit associated with its domestic pretax losses, because it has exhausted its ability to offset such losses against taxable income of prior years, and the existence of recent losses prevents it from concluding that it is more likely than not that such benefit will be realized.

NOTE H - EARNINGS PER SHARE

(in thousands except per share data)
                                          Three Months Ended         Six Months Ended
                                       August 31,    August 31,   August 31,    August 31,
                                       ----------    ----------   ----------    ----------
                                          2002          2001         2002          2001
                                       ----------    ----------   ----------    ----------
Numerator:

Income (loss) before the cumulative
   effect of a change in accounting
   principle                           $  (16,272)   $    1,725   $  (24,951)   $    3,133
Cumulative effect on prior years of
    a change in accounting principle           --            --      (15,791)           --
                                       ----------    ----------   ----------    ----------
Net Income (loss)                      $  (16,272)   $    1,725   $  (40,742)   $    3,133
                                       ----------    ----------   ----------    ----------

Denominator:

Denominator for basic
    earnings per share                     34,067        33,245       34,053        33,152

Employee stock options                         --         1,509           --         1,326

Non-vested restricted shares                   --            39           --            36
                                       ----------    ----------   ----------    ----------

Dilutive potential common shares               --         1,548           --         1,362
                                       ----------    ----------   ----------    ----------

Denominator for diluted
    earnings per share                     34,067        34,793       34,053        34,514

BASIC:
Income (loss) before the cumulative
    Effect of a change in
    Accounting principle               $    (0.48)   $     0.05   $    (0.73)   $     0.09
Cumulative effect on prior years of
    a change in accounting principle           --            --        (0.47)           --
                                       ----------    ----------   ----------    ----------
Net Income (loss)                      $    (0.48)   $     0.05   $    (1.20)   $     0.09
                                       ==========    ==========   ==========    ==========

DILUTED:
Income (loss) before the cumulative
    effect of a change in
    accounting principle               $    (0.48)   $     0.05   $    (0.73)   $     0.09
Cumulative effect on prior years of
    a change in accounting principle           --            --        (0.47)           --
                                       ----------    ----------   ----------    ----------
Net Income (loss)                      $    (0.48)   $     0.05   $    (1.20)   $     0.09
                                       ==========    ==========   ==========    ==========

Options to purchase 5,538,165 and 5,537,517 shares of common stock at an average exercise price of $9.03 and warrants to purchase 621,304 shares at an exercise price of $4.0238 per share were outstanding during the three and six month periods ended August 31, 2002, respectively, but were not included in the computation of diluted earnings per share for these periods because the effect would have been antidilutive given the Company's loss for the quarter and six month period. In addition, the Company's convertible notes plus accrued interest were convertible at the option of the note holders into 1,617,342 shares at an exercise price of $6.184 per share during the three and six month periods ended August 31, 2002 but were similarly excluded from the computation of diluted earnings per share for the quarter and six month period. As described in Note F above, the convertible notes and related accrued interest were redeemed in full for cash in September 2002. Options to purchase 1,515,937 and 1,595,437 shares of common stock at average exercise prices of $14.67 and $14.49, respectively, were outstanding during the three and six month periods ended August 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common stock during such periods and, therefore, the effect would have been antidilutive.

NOTE I - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

Beginning with the second quarter of fiscal 2003, the Company reorganized into a single, integrated business unit, focusing on a streamlined product line. The Company will continue to sell integrated systems as well as related services. As a complement to the Company's systems sales, it also provides and manages applications for customers on a managed service provider (MSP) basis. The information for all periods shown has been restated to reflect this reorganization.

The Company's net sales by market and geographic area were as follows (in thousands):

                                                            Three Months Ended         Six Months Ended
                                                          August 31,   August 31,   August 31,   August 31,
                                                          ----------   ----------   ----------   ----------
                                                             2002         2001         2002         2001
                                                          ----------   ----------   ----------   ----------
Sales by Market:
Enterprise Systems                                        $   11,258   $   24,427   $   23,568   $   45,246
Network Systems                                                6,647       18,028       15,972       35,651
Services                                                      17,708       22,034       34,489       45,098
                                                          ----------   ----------   ----------   ----------

Total                                                     $   35,613   $   64,489   $   74,029   $  125,995
                                                          ==========   ==========   ==========   ==========

                                                            Three Months Ended         Six Months Ended
                                                          August 31,   August 31,   August 31,   August 31,
                                                          ----------   ----------   ----------   ----------
                                                             2002         2001         2002         2001
                                                          ----------   ----------   ----------   ----------
Geographic Area Net Sales:
United States                                             $   20,657   $   34,047   $   43,080   $   65,953
The Americas (Excluding U.S.)                                  1,988        6,898        3,487       10,460
Pacific Rim                                                      442        2,651          962        3,688
Europe, Middle East & Africa                                  12,526       20,893       26,500       45,894
                                                          ----------   ----------   ----------   ----------
Total                                                     $   35,613   $   64,489   $   74,029   $  125,995
                                                          ==========   ==========   ==========   ==========

Concentration of Revenue

One customer, MMO2, formerly BT Cellnet, accounted for approximately 11% and 14% of the Company's sales during the three-month periods ended August 31, 2002 and 2001, respectively. The same customer accounted for 11% and 15% of the Company's sales during the six-month periods ended August 31, 2002 and 2001, respectively. Under the terms of its managed services contract with MMO2 and at current exchange rates, the Company will recognize revenues of $0.9 million per month through July, 2003. The amount received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound. No other customer accounted for 10% or more of the Company's sales during the three and six month periods ended August 31, 2002 and 2001.

NOTE J - CONTINGENCIES

Intellectual Property Matters

From time to time Ronald A. Katz Technology Licensing L.P. ("RAKTL") has sent letters to certain customers of the Company suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party's DNIS identification number. As a result of the correspondence, an increasing number of the Company's customers have had discussions, or are in discussions, with RAKTL. Certain products offered by the Company can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. The Company's contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by the Company infringe a third party's patent.

None of the Company's customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company's products. In the matter of Katz Technology Licensing, LP v. Verizon Communications Inc., et al, No. 01-CV-5627, pending in U.S. District Court, Eastern District of Pennsylvania, RAKTL has alleged that Verizon Communications, Inc. ("Verizon") and certain of its affiliates infringe patents held by RAKTL. From 1997 until November 2001 the Company's wholly owned subsidiary, Brite, provided prepaid services to an affiliate of Verizon under a managed services contract. The affiliate, which is named as a defendant in the lawsuit, recently notified Brite of the pendency of the lawsuit and referenced provisions of the managed services contract which require Brite to indemnify the affiliate against claims that its services infringe a patent. The claims in the lawsuit make general references to prepaid services and a variety of other services offered by Verizon and the affiliate but do not refer to Brite's products or services. The Company has informed the affiliate that it can find no basis for an indemnity obligation under the expired contract.

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

Even though no claims have been made that a specific product offered by the Company infringes any claim under the RAKTL patent portfolio, the Company has received opinions from its outside patent counsel that certain products and applications offered by the Company do not infringe certain claims of the RAKTL patents. The Company has also received opinions from its outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, the Company is not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by the Company's products. If the Company does become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, the Company intends to vigorously contest the claims and to assert appropriate defenses. An increasing number of companies, including some large, well known companies and some customers of the Company, have already licensed certain rights under the RAKTL patent portfolio. RAKTL has previously announced license agreements with, among others, AT&T Corp., Microsoft Corporation and International Business Machines Corporation.

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

Audiofax, which holds certain patents covering unified messaging products, has advised the Company and other businesses that, if they provide unified messaging, they are infringing Audiofax's patents. Audiofax has therefore recently requested that the Company enter into a license agreement for such patents. The Company is in the process of reviewing its product offerings against the claims in the patents to determine whether a license of the Audiofax patents is necessary or appropriate. There is no assurance that Audiofax and the Company will be willing or able to come to terms on any such license agreement.

Tax Matters

The Company's tax returns for its fiscal years 2000 and 2001 are undergoing audit by the Internal Revenue Service. In October 2002, the Company received a "Notice of Proposed Adjustment", stating that the IRS believes the Company overstated a net operating loss carry back claim relating to the Company's fiscal 2000 taxable loss. The notice discussed the reasons for the proposed adjustment and invited the Company to provide the IRS any information that might alter or reverse the proposed adjustment. The Company is in the process of reviewing the issues raised in the Notice. When the review is completed, the Company will provide its position and any relevant information to the IRS. If the IRS ultimately adopts the position set forth in the Notice, and that position is sustained, the Company will have to repay approximately $3 million of previously received refunds, a portion of which may result in a charge to the Company's tax provision.

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

The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously. The Company responded to these complaints, which were consolidated into one proceeding, by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the

Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint. Plaintiffs filed an amended complaint on September 23, 2002. The Company intends to file a motion to dismiss the amended complaint. All discovery and other proceedings not related to the dismissal will be stayed pending resolution of the Company's request to dismiss the amended complaint.

On or about April 26, 2002, Telemac Corporation ("Telemac") commenced an arbitration proceeding in the Los Angeles, California, office of JAMS against the Company and InterVoice Brite Ltd. and Brite Voice Systems, Inc., JAMS Case No. 1220026278, claiming fraud, negligent misrepresentation and breach of contract in connection with formation of and the performance under certain agreements between the Company, and/or its alleged predecessors, and Telemac, and seeking reformation, compensatory damages of approximately $58 million, punitive damages and attorneys' fees and other costs and fees. Telemac's allegations arise out of the negotiations and terms of the Amended and Restated Prepaid Phone Processing Agreement between Telemac and Brite Voice Systems Group, Ltd., dated November 1, 1998, and certain amendments thereto under which Telemac licensed prepaid wireless software for use in various markets and exploited in the United Kingdom under agreement with Cellnet, a provider of wireless telephony in the United Kingdom.

The Company has asserted counterclaims against Telemac for breach of contract, breach of warranty and breach of the implied covenant of good faith and fair dealing with respect to the capabilities of software supplied by Telemac and handsets provided by parties contracting with Telemac and other matters.

The Company and Telemac have selected as arbitrator Justice William A. Masterson (Ret.) formerly of the California Court of Appeal and the Los Angeles County Superior Court. The arbitration hearing is set to commence January 13, 2003, in Los Angeles, California. The Company acknowledges it may owe an immaterial amount for certain software development services rendered by Telemac. With the exception of this immaterial amount, the Company believes that the claims asserted by Telemac are without merit. The Company further believes it has meritorious defenses and counterclaims and intends to vigorously defend the claims of Telemac and assert the Company's claims in the arbitration.

Both Telemac and the Company filed motions for summary disposition. Those motions have been denied. An amended complaint was recently filed by Telemac. The Company is preparing its amended counterclaims, which will be filed by October 19, 2002. Discovery is ongoing, including depositions which are scheduled to take place in November, 2002.

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

NOTE K - SUBSEQUENT EVENTS

During September 2002, the Company announced plans to reduce its workforce by approximately 50 positions. The Company estimates that it will incur charges of between $1.0 million and $1.5 million during the third quarter in connection with this action. The Company anticipates that operating expenses will be reduced approximately $0.5 million to $0.8 million per quarter from second quarter fiscal 2003 levels once these restructuring activities are completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

    o The Company has experienced recent operating losses and may not operate profitably in the future. The Company incurred net losses of approximately $44.7 million in fiscal 2002, $2.3 million in fiscal 2001 and $14.8 million in fiscal 2000. For the first six months of fiscal 2003, the Company incurred a net loss of $40.7 million. The Company may continue to incur losses, which could hinder the Company's ability to operate its current business. The Company cannot provide assurances that it will be able to generate sufficient revenues from its operations to achieve or sustain profitability in the future.

    o The Company is obligated to make periodic payments of principal and interest under its financing instruments. The Company has material indebtedness outstanding under a mortgage loan with Beal Bank, S.S.B., secured by the Company's office facilities in Dallas, Texas and under a senior secured term loan facility. The Company is required to make periodic payments of interest on each of these financial instruments and, in the case of the term loan, periodic payments of principal. The Company may, from time to time, have additional indebtedness outstanding under its new revolving credit facility. The Company is not in default under any of the financing instruments and believes it will have the resources to make all required principal and interest payments. If, however, the Company at any time does default on any of its payment obligations or other obligations under any financing instrument, the creditors under the applicable instrument will have all rights available under the instrument, including acceleration, termination and enforcement of security interests. The financing instruments also have certain qualified cross-default provisions, particularly for acceleration of indebtedness under one of the other instruments. Under such circumstances, the Company's cash position and liquidity would be severely impacted, and it is possible the Company would not be able to pay its debts as they come due.

    o The Company's financing agreements include significant financial and operating covenants and default provisions. In addition to the payment obligations, the Company's senior secured term loan and revolving credit facility and its mortgage loan facility contain significant financial covenants, operating covenants and default provisions. If the Company does not comply with any of these covenants and default provisions, the Company's secured lenders can accelerate all indebtedness outstanding under the facilities and foreclose on substantially all of the Company's assets. In order for the Company to comply with the escalating minimum EBITDA requirements in its senior secured credit facility, the Company will have to increase its revenues for its third quarter of fiscal 2003 as compared to revenues for its second fiscal quarter as disclosed in this quarterly report, and continue to increase revenues and/or lower expenses in future quarters. See the discussion of the Company's financing facilities set forth in "Liquidity and Capital Resources" in this Item 2.

    o General business activity has declined. The Company's sales are largely dependent on the strength of the domestic and international economies and, in particular, on demand for telecommunications equipment, computers, software and other technology products. The market for telecommunications equipment has declined sharply, and the markets for computers, software and other technology products also have declined. In addition, there is an increased concern that demand for the types of products offered by the Company will remain soft for some period of time as a result of domestic and global economic and political conditions.

    o In recent quarters, the Company has fallen short of its sales and earnings expectations. Many of the Company's transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically caused sales fluctuations from quarter to quarter. While in the past the impact of these fluctuations was mitigated to some extent by the geographic and vertical market diversification of the Company's existing and prospective customers, the Company has become increasingly prone to quarterly sales fluctuations because of its sales to the enhanced telecommunications services systems market. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company's quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company's accuracy in estimating future sales is largely dependent on its ability to successfully qualify, estimate and close system sales during a quarter. Based on these difficulties, the Company has not forecasted revenues or earnings for any future reporting period. See the discussion entitled "Sales" in this Item 2 for a discussion of the Company's "pipeline" of system sales opportunities.

    o The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits and other claims discussed in Item 1 "Legal Proceedings" in Part II, and in the Company's other SEC filings. The Company believes that each of the pending lawsuits to which it is subject is without merit and intends to defend each matter vigorously. There can be no assurances, however, that the Company will prevail in any or all of the litigation or other matters. An adverse judgment in any of these matters, as well as the Company's expenses relating to its defense of a given matter, could have consequences materially adverse to the Company.

    o The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards. The principal competitors for the Company's systems include AVAYA, IBM, Nortel Networks, Comverse Technology, Ericsson, Lucent Technologies and UNISYS. Many of the Company's competitors have greater financial, technological and marketing resources than the Company has. Although the Company has committed substantial resources to enhance its existing products and to develop and market new products, there is no assurance it will be successful.

    o The Company may not be able to retain its customer base and, in particular, its more significant customers, such as MMO2. The Company's success depends substantially on retaining its significant customers. The loss of one of the Company's significant customers could negatively impact the Company's results of operations. The Company's installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts.

        Sales to MMO2, formerly BT Cellnet, which purchases both systems and managed services from the Company, accounted for approximately 11% and 14% of the Company's total sales during the three month periods ended August 31, 2002 and 2001, respectively. Under the terms of its managed services contract with MMO2 and at current exchange rates, the Company will recognize revenues of approximately $0.9 million per month through July 2003, down from approximately $2.4 million per month recognized during the second quarter of fiscal 2002. The amounts received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound.

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

    o The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company's products are currently sold in more than 75 countries. The Company's international sales, as a percentage of total Company sales, were 42% and 47% in the three months ended August 31, 2002 and 2001, respectively. International sales are subject to certain risks, including:

        o    fluctuations in currency exchange rates;

        o the difficulty and expense of maintaining foreign offices and distribution channels;

        o    tariffs and other barriers to trade;

        o greater difficulty in protecting and enforcing intellectual property rights;

        o    general economic and political conditions in each country;

        o    loss of revenue, property and equipment from expropriation;

        o    import and export licensing requirements; and

        o additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from customers speaking different languages and having different cultural approaches to the conduct of business.

    o The Company's inability to properly estimate costs under fixed price contracts could negatively impact its profitability. Some of the Company's contracts to develop application software and customize systems provide for the customer to pay a fixed price for its products and services regardless of whether the Company's costs to perform under the contract exceed the amount of the fixed price. If the Company is unable to estimate accurately the amount of future costs under these fixed price contracts, or if unforeseen additional costs must be incurred to perform under these contracts, the Company's ability to operate profitably under these contracts will be adversely affected. The Company has realized significant losses under certain customer contracts in the past and may experience similar significant losses in the future. Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed performance by the Company. Since the Company's projects frequently require a significant degree of customization, it is difficult for the Company to predict when it will complete such projects. The Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

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

    o Any failure by the Company to satisfy its registration, listing and other obligations with respect to the common stock underlying certain warrants could result in adverse consequences. Subject to certain exceptions, the Company is required to maintain the effectiveness of the registration statement that became effective June 27, 2002 covering the common stock underlying certain warrants to purchase up to 621,304 shares of the Company's common stock at a price of $4.0238 per share until the earlier of the date the underlying common stock may be resold pursuant to rule 144(k) under the Securities Act of 1933 or the date on which the sale of all the underlying common stock is completed. The Company is subject to various penalties for failure to meet its registration obligations and the related stock exchange listing for the underlying common stock, including cash penalties. The warrants are also subject to anti-dilution adjustments.

RESULTS OF OPERATIONS

SALES. During the second quarter of fiscal 2003, the Company eliminated its former Enterprise Solutions / Network Solutions divisional structure and reorganized its business into a single, integrated business unit focusing on a streamlined product line. The Company, however, will continue to sell integrated systems and services into both the enterprise and networks markets and will also continue to provide and manage applications on a managed service provider (MSP) basis for customers preferring an outsourced solution.

The Company's total sales for the second quarter and first six months of fiscal 2003 were $35.6 million and $74.0 million, respectively, a decrease of $28.9 million (45%) and $52.0 million (41%), respectively, as compared to the same periods of fiscal 2002. The Company's enterprise systems, networks systems and services sales totaled $11.3 million, $6.6 million and $17.7 million, respectively, for the second quarter of fiscal 2003, down 54%, 63% and 20%, respectively, from the second quarter of fiscal 2002. Total systems sales were down $3.7 million (17%) from the first quarter of fiscal 2003, while services sales increased $0.9 million (5%). The decline in system sales from fiscal 2002 levels reflects the previously reported sharp decline in the Company's primary markets, particularly the decline in the market for telecommunications equipment, which the Company has experienced over the last three quarters. The Company believes the market for telecommunications equipment will remain soft through fiscal 2004.

The net decline in services sales compared to fiscal 2002 levels is comprised of decreases in the Company's managed service revenues partially offset by increases in its warranty and related customer service revenue. The decline in managed services revenues is attributable to a decrease in the volume of activity processed under certain of the Company's MSP contracts, including, particularly, its contract with MMO2 (formerly BT Cellnet). Managed service revenues under the MMO2 contract totaled approximately $0.9 million per month for the six months ended August 31, 2002, down significantly from the same period of fiscal 2002 when such revenues totaled approximately $2.5 million per month. The lower fee will continue through July 2003 when, unless renewed, the contract expires. Total systems and services sales to MMO2, accounted for approximately 11% of the Company's total sales during the three and six month periods ended August 31, 2002, and 14% and 15% for corresponding periods in fiscal 2002.

International sales comprised 42% of the Company's total sales during the second quarter and first six months of fiscal 2003, down slightly from approximately 47% of sales during similar periods for fiscal 2002. The decline is primarily attributable to lower sales volumes in Latin American and the Pacific Rim in fiscal 2003 as compared to fiscal 2002.

The Company uses a system combining estimated sales from its service and support contracts, "pipeline" of systems sales opportunities, and backlog of committed systems orders to estimate sales and trends in its business. Sales from service and support contracts, including contracts for MSP managed services, comprised approximately 50% of the Company's sales for the second quarter of fiscal 2003, up from 44% in the first quarter of the year and 40% for all of fiscal 2002. The pipeline of opportunities for systems sales and backlog of systems sales comprised approximately 18% and 32% of sales, respectively, during the second quarter of fiscal 2003 and 30% and 26% of sales, respectively, during the first quarter of fiscal 2003. Each comprised approximately 30% of sales during fiscal 2002.

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

The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. Backlog at August 31, 2002 was down slightly from May 2002 but remained above levels posted during fiscal 2002. Backlog (in millions) as of the end of the Company's fiscal quarters during fiscal 2003 and 2002 is as follows:

                              Fiscal                    Fiscal
Backlog as of                  2003                      2002
-------------                 ------                    ------
May 31                          32.0                      31.0
August 31                       31.1                      25.4
November 30                                               21.0
February 28                                               26.0

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

SPECIAL CHARGES. During the first and second quarters of fiscal 2003, the Company continued to implement actions designed to lower costs and improve operational efficiency. During the quarter ended May 31, 2002, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits associated with a workforce reduction affecting 103 employees, and $0.4 million for the closure of its leased facility in Chicago, Illinois. At May 31, 2002 and August 31, 2002, approximately $1.1 million and $0.5 million, respectively, of the special charges incurred in the first quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of the remaining costs in the third quarter of fiscal 2003.

During the quarter ended August 31, 2002, the Company incurred special charges of approximately $10.1 million, including $2.8 million for severance payments and related benefits associated with a workforce reduction affecting approximately 120 employees, $0.4 million associated with the closing of a portion of its leased facilities in Manchester, United Kingdom, $2.2 million for the write down of excess inventories and $4.7 million associated with two loss contracts. The severance and related costs were associated with the Company's consolidation of its separate Enterprise and Networks divisions into a single, unified organizational structure. The downsizing of the leased space in Manchester follows from the Company's decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflect the Company's continuing assessment of its inventory levels in light of short term sales projections, the decision to eliminate the UK manufacturing operation and the consolidation of the business units discussed above. The charges for loss contracts reflect the costs incurred during the second quarter on two contracts which are expected to result in net losses to the Company upon completion. The charges include costs actually incurred during the quarter as well as an accrual of the amounts by which total contract costs are expected to exceed total contract revenue. At August 31, 2002, approximately $4.0 million of the special charges incurred in the second quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of the remaining costs during the balance of fiscal 2003.

The following table summarizes the net effect on reported operating results by financial statement category of all special charges activities for the quarter and six months ended August 31, 2002 (in millions).

                                                                                 Selling, General
                                                      Cost of     Research and         and
                                                     Goods Sold   Development     Administrative      Total
                                                     ----------   ------------   ----------------    -------
Quarter ended May 31, 2002

Severance payments and related benefits              $      1.1   $        0.4   $            0.9    $   2.4
Adjustments to severance accruals from fiscal 2002           --             --               (0.2)      (0.2)
Facility closure                                            0.3            0.1                 --        0.4
                                                     ----------   ------------   ----------------    -------
     Total                                           $      1.4   $        0.5   $            0.7    $   2.6
                                                     ----------   ------------   ----------------    -------

Quarter ended August 31, 2002

Severance payments and related benefits              $      0.8   $        0.4   $            1.6    $   2.8
Facility closure                                             --             --                0.4        0.4
Write down of excess inventories                            2.2             --                 --        2.2
Costs associated with loss contracts                        4.7             --                 --        4.7
                                                     ----------   ------------   ----------------    -------
     Total                                           $      7.7   $        0.4   $            2.0    $  10.1
                                                     ----------   ------------   ----------------    -------

Total for six months ended August 31, 2002           $      9.1   $        0.9   $            2.7    $  12.7
                                                     ==========   ============   ================    =======


COST OF GOODS SOLD. Cost of goods sold for the second quarter and first six months of fiscal 2003 was approximately $24.7 million (69.4% of total sales) and $47.5 million (64.2% of sales) as compared to $31.4 million (48.7% of sales) and $59.2 million (47.0% of sales) for the second quarter and first six months of fiscal 2002. Net of the severance, inventory write down, and loss contract expenses discussed in "Special Charges," above, cost of goods sold for the second quarter and first six months of fiscal 2003 was $17.0 million (47.8% of sales) and $38.4 million (51.9% of sales). Enterprise systems costs averaged 75.2% of sales for the quarter, up from 48.2% for the second quarter of fiscal 2002. Network systems costs averaged 129.8% of sales versus 52.8% in the previous year's second quarter. In each case, the higher percentage results, in part, from the special charges incurred as part of the fiscal 2003 reorganization and, in part, from the nature of the Company's cost structure. A significant portion of the Company's cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. The loss contracts discussed in Special Charges, above, are both network system contracts. Services cost of sales was 43.1% of sales for the current quarter, down slightly from 45.9% in the second quarter of fiscal 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the second quarter and first six months of fiscal 2003 were approximately $6.5 million (18% of the Company's total sales) and $12.5 million (17% of sales), respectively. During comparable periods of the previous fiscal year, research and development expenses were $7.1 million (11% of sales) and $14.6 million (12% of sales), respectively. Expenses were down from fiscal 2002 in dollars as a result of the Company's prior quarters' cost reduction initiatives. Expenses were higher as a percent of sales in fiscal 2003 because of the significantly lower sales levels in fiscal 2003. Research and development expenses include the design of new products and the enhancement of existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the second quarter and first six months of fiscal 2003 were approximately $18.4 million (51.7% of the Company's total sales) and $36.1 million (48.8% of sales), respectively. Net of the severance and related expenses discussed in "Special Charges," above, SG&A for the same periods totaled $16.4 million (46.1% of sales) and $33.4 million (45.1% of sales). SG&A expenses during the comparable periods of fiscal 2002 were $18.9 million (29.3% of sales) and $38.5 million (30.6% of sales). As with the research and development expenses discussed above, SG&A expenses have declined in absolute dollars over the same periods last year as a result of cost control initiatives implemented by the Company and as a result of lower commissions and incentive bonuses being earned on the lower sales volumes. They have increased as a percent of the Company's total sales because of the decline in sales.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING Principle. Effective March 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on at least an annual basis.

In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing ESD and NSD divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its NSD division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in NSD's sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability. As previously noted, effective August 1, 2002, the Company combined its divisions into a single unified organizational structure in order to address changing market demands and global customer requirements. The Company expects to conduct its annual test of goodwill impairment at the beginning of its fourth fiscal quarter (December 2002).

The Company's intangible assets other than goodwill will continue to be amortized over lives that primarily range from 5 to 10 years. Amortization of these assets totaled $1.8 million for each of the first two quarters of fiscal 2003. Amortization in each of the first two quarters of fiscal 2002 totaled $3.4 million and but would have totaled $2.2 million had the new rules been effective during those periods. The estimated amortization expense for the balance of fiscal 2003 and for each of the next four years is as follows (in thousands):

Balance of fiscal year ending February 28, 2003   $3,682
Fiscal 2004                                       $7,357
Fiscal 2005                                       $4,470
Fiscal 2006                                       $3,481
Fiscal 2007                                       $3,413

INTEREST EXPENSE. Interest expense was approximately $1.6 million and $3.0 million during the second quarter and first six months of fiscal 2003, versus $1.2 million and $2.6 million for the same periods of fiscal 2002. The fiscal 2003 second quarter expense is comprised of approximately $0.4 million and $0.2 million in cash interest expense incurred under the Company's mortgage loan and convertible notes, respectively, $0.7 million for the amortization of debt issuance costs and discounts associated with the convertible notes, and approximately $0.3 million in primarily non-cash charges associated with the termination of the Company's original revolving credit facility. During the first quarter of fiscal 2003, the Company's interest charges included $0.6 million incurred under the Company's term loan and revolving credit facility, $0.6 million for the amortization of debt issuance costs on those credit facilities (including $0.4 million incurred in connection with the retirement of the term loan as part of the Company's debt restructuring activities) and $0.3 million relating to the final amortization under certain interest rate swap arrangements terminated by the Company during fiscal 2002.

The Company further restructured its long-term debt during and subsequent to the close of the second quarter of fiscal 2003. See "Note F - Long-Term Borrowings" in Item 1 and "Liquidity and Capital Resources" for a description of the Company's long term borrowings and the impact of its recent debt restructuring on interest expense.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS). The Company generated an operating loss of $15.8 million, a loss before the cumulative effect of a change in accounting principle of $16.3 million and a net loss of $16.3 million during the second quarter of fiscal 2003. For the six months ended August 31, 2002, the Company generated an operating loss of $25.7 million, a loss before the cumulative effect of a change in accounting principle of $25.0 million and a net loss of $40.7 million. As described in Note B to the consolidated financial statements in Item 1, the Company recorded a $15.8 million charge in the first quarter of fiscal 2003 as the cumulative effect on prior years of a change in accounting principle in connection with its adoption of Statements of Financial Accounting Standards No. 141 and No. 142. During the second quarter and first six months of fiscal 2002, the Company generated operating income of $3.6 million and $6.8 million, respectively, and net income of $1.7 million and $3.1 million, respectively. The decline in operating income is primarily attributable to the significant decline in sales from fiscal 2002 to fiscal 2003 as discussed in Sales above.

LIQUIDITY AND CAPITAL RESOURCES. The Company had approximately $20.1 million in cash and cash equivalents at August 31, 2002, while borrowings under the Company's restructured long-term debt facilities totaled $23.3 million. The Company's cash reserves increased $6.1 million during the three months ended August 31, 2002, with operating activities providing $11.8 million of cash, net investing activities using $1.8 million of cash and net financing activities using $4.3 million of cash.

Operating cash flow for the second quarter of fiscal 2003 was negatively impacted by the Company's net loss of $16.3 million for the quarter and by approximately $1.9 million of cash payments made in settlement of severance and other special charges associated with the Company's cost control initiatives undertaken in previous quarters. Operating cash flow was favorably impacted by the non-recurring receipt of $7.9 million in federal tax refunds and by the Company's ongoing initiatives to reduce accounts receivable (down $3.7 million for the quarter) and inventories (down $6.9 million for the quarter). Days sales outstanding (DSO) of accounts receivable at August 31, 2002, was 82 days, down from 85 days at May 31, 2002 and 133 days at February 28, 2002.

For sales of certain of its more complex, customized systems (generally ones with a sales price of $500,000 or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under the methodology totaled $10.0 million at August 31, 2002. The Company expects to bill and collect unbilled receivables as of August 31, 2002 within the next twelve months.

While the Company continues to focus on reducing the level of its investment in accounts receivable, it now generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its system or service fee is fixed or determinable and collectibility is probable.

During September 2002, the Company announced plans to reduce its workforce by approximately 50 positions. The Company estimates that it will incur charges of between $1.0 million and $1.5 million during the third quarter in connection with this action. The Company anticipates that operating expenses will be reduced approximately $0.5 million to $0.8 million per quarter from second quarter fiscal 2003 levels once these restructuring activities are completed.

The Company's tax returns for its fiscal years 2000 and 2001 are undergoing audit by the Internal Revenue Service. In October 2002, the Company received a "Notice of Proposed Adjustment":, stating that the IRS believes the Company overstated a net operating loss carry back claim relating to the Company's fiscal 2000 taxable loss. The notice discussed the reasons for the proposed adjustment and invited the Company to provide the IRS any information that might alter or reverse the proposed adjustment. The Company is in the process of reviewing the issues raised in the Notice. When the review is completed, the Company will provide its position and any relevant information to the IRS. If the IRS ultimately adopts the position set forth in the Notice, and that position is sustained, the Company will have to repay approximately
$3 million of previously received refunds, a portion of which may result in a charge to the Company's tax provision.

Investing activities during the quarter were comprised of the purchase of computer and test equipment, a use of approximately $1.8 million of cash. Financing activities included the repayment of the $4.0 million balance outstanding under the Company's then existing revolving credit facility, the termination of such facility in anticipation of funding of a new term loan and revolving credit agreement as further discussed below and the payment of $0.4 million in debt issue costs associated with the new credit agreement. The Company will pay an additional $0.6 million in such debt issue costs during the third fiscal quarter of 2003.

New Term Loan and Revolving Credit Agreement

In August 2002, the Company entered into a new credit facility agreement with a lender which provides for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($15.0 million maximum at the loan's inception) or a defined borrowing base comprised primarily of eligible US and UK accounts receivable ($0.7 million maximum at the loan's inception).

The term loan principal is due in 36 equal monthly installments of approximately $0.3 million each beginning October 1, 2002. Interest on the term loan is also payable monthly and accrues at a rate equal to the then prevailing prime rate of interest plus 2.75% (7.5% as of the closing date of the loan). Proceeds from the term loan were used to retire the Company's outstanding convertible notes and to provide additional working capital to the Company.

Advances under the revolver loan will accrue interest at a rate equal to the then prevailing prime rate of interest plus a margin of 0.5% to 1.5%, or at a rate equal to the then prevailing London Inter-bank Offering Rate plus a margin of 3% to 4%. The Company may request an advance under the revolver loan at any time during the term of the revolver agreement so long as the requested advance does not exceed the then available borrowing base. The Company's available funding based on its US accounts receivable at the date of closing of the new credit facility was approximately $0.7 million. The initial availability of funding based on UK accounts receivable is contingent on and will be determined in connection with the lender's completion of a collateral audit of the Company's UK subsidiary. The Company has not requested an advance under the revolver as of the date of this filing. The term loan and the revolving credit agreement expire on August 29, 2005.

The new credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company is initially required to have EBITDA in minimum cumulative amounts on a monthly basis through August 31, 2003. While lower amounts are allowed within each fiscal quarter, the Company must generate cumulative EBITDA of $0, $2.0 million, $5.0 million and $9.0 million, respectively, for the three, six, nine and twelve month periods ending November 30, 2002, February 28, 2003, May 31, 2003 and August 31, 2003. Thereafter, the Company is required to have minimum cumulative EBITDA of $15 million and $20 million for the 12-month periods ending November 30, 2003 and February 28, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $1.6 million for the six months ending February 28, 2003 and in excess of $4.0 million for any fiscal year thereafter except in certain circumstances and with the lender's prior approval. Borrowings under the new credit facility are secured by first liens on virtually all of the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The new credit facility also contains cross-default provisions with respect to the Company's mortgage loan.

Mortgage Loan

At August 31, 2002, the Company had $14.0 million in principal outstanding under its mortgage loan. Interest on this loan accrues at the greater of 10.5% or the prime rate plus 2.0% and is payable monthly. The loan is secured by a first lien on the Company's Dallas headquarters facility and contains cross-default provisions with respect to the Company's new term loan and revolving credit facility. In October 2002, the Company amended the mortgage loan to reduce a minimum net equity requirement contained in the loan agreement from $35.0 million to $25.0 million and to provide that compliance with the covenant would be measured on a quarterly basis. In connection with this amendment, the Company prepaid $1.5 million of the principal amount outstanding under the loan. The remaining principal under this loan is due in May 2005.

Future Compliance with Covenants

The Company believes the liquidity provided by these financing transactions combined with cash generated from operations should be sufficient to sustain its operations for the next twelve months. In order to meet the EBITDA, minimum net equity and other terms of its credit agreements, however, the Company will have to increase its revenues and/or lower its expenses as compared to the quarter completed on August 31, 2002. If it is not able to achieve these objectives and maintain compliance with its various debt covenants, the lenders have all remedies available to them under the terms of the various loan agreements, including, without limitation, the ability to declare all debt immediately due and payable. Under such circumstances, the Company's cash position and liquidity would be severely impacted, and it is possible the Company would not be able to continue its business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

The Company invests cash balances in excess of operating requirements in short-term securities that generally have maturities of 90 days or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with this investment.

At August 31, 2002, the Company's outstanding long-term debt was comprised of the following (in thousands):

                                                                            August 31, 2002
                                                                            ---------------
Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; principal due May 28, 2005;
$1.5 million principal reduction made subsequent to
August 31, 2002                                                             $        14,000

Convertible notes, net of discount of $1,056; refinanced in full
Subsequent to August 31, 2002                                                         9,297
                                                                            ---------------


                                                                            $        23,297
                                                                            ===============

In September 2002, the Company used the proceeds from its new term loan to pay all amounts outstanding under the convertible notes. The term loan principal is due in 36 equal monthly installments of approximately $0.3 million each beginning October 1, 2002. Interest on the term loan is also payable monthly and accrues at a rate equal to the then prevailing prime rate of interest plus 2.75% (7.5% as of the closing date of the loan).

The following table provides information about the Company's credit agreements that are sensitive to changes in interest rates. Amounts are adjusted to reflect the effects of the refinancings that took place subsequent to quarter end. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of August 31, 2002.

                                                        Fiscal
                                 ----------------------------------------------------
                                    2003          2004          2005          2006
                                 ----------    ----------    ----------    ----------
                                                (Dollars in thousands)
Long-term debt
    Variable rate US $           $    2,889    $    3,333    $    3,333    $   14,445
    Projected weighted average
       interest rate                    9.2%          9.4%          9.8%         10.1%

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Intellectual Property Matters

From time to time Ronald A. Katz Technology Licensing L.P. ("RAKTL") has sent letters to certain customers of the Company suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party's DNIS identification number. As a result of the correspondence, an increasing number of the Company's customers have had discussions, or are in discussions, with RAKTL. Certain products offered by the Company can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. The Company's contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by the Company infringe a third party's patent.

None of the Company's customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company's products. In the matter of Katz Technology Licensing, LP v. Verizon Communications Inc., et al, No. 01-CV-5627, pending in U.S. District Court, Eastern District of Pennsylvania, RAKTL has alleged that Verizon Communications, Inc. ("Verizon") and certain of its affiliates infringe patents held by RAKTL. From 1997 until November 2001 the Company's wholly owned subsidiary, Brite, provided prepaid services to an affiliate of Verizon under a managed services contract. The affiliate, which is named as a defendant in the lawsuit, recently notified Brite of the pendency of the lawsuit and referenced provisions of the managed services contract which require Brite to indemnify the affiliate against claims that its services infringe a patent. The claims in the lawsuit make general references to prepaid services and a variety of other services offered by Verizon and the affiliate but do not refer to Brite's products or services. The Company has informed the affiliate that it can find no basis for an indemnity obligation under the expired contract.

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

Even though no claims have been made that a specific product offered by the Company infringes any claim under the RAKTL patent portfolio, the Company has received opinions from its outside patent counsel that certain products and applications offered by the Company do not infringe certain claims of the RAKTL patents. The Company has also received opinions from its outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, the Company is not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by the Company's products. If the Company does become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, the Company intends to vigorously contest the claims and to assert appropriate defenses. An increasing number of companies, including some large, well known companies and some customers of the Company, have already licensed certain rights under the RAKTL patent portfolio. RAKTL has previously announced license agreements with, among others, AT&T Corp., Microsoft Corporation and International Business Machines Corporation.

Audiofax, which holds certain patents covering unified messaging products, has advised the Company and other businesses that, if they provide unified messaging, they are infringing Audiofax's patents. Audiofax has therefore recently requested that the Company enter into a license agreement for such patents. The Company is in the process of reviewing its product offerings against the claims in the patents to determine whether a license of the Audiofax patents is necessary or appropriate. There is no assurance that Audiofax and the Company will be willing or able to come to terms on any such license agreement.

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

The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously. The Company responded to these complaints, which were consolidated into one proceeding, by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint. Plaintiffs filed an amended complaint on September 23, 2002. The Company intends to file a motion to dismiss the amended complaint. All discovery and other proceedings not related to the dismissal will be stayed pending resolution of the Company's request to dismiss the amended complaint.

On or about April 26, 2002, Telemac Corporation ("Telemac") commenced an arbitration proceeding in the Los Angeles, California, office of JAMS against the Company and InterVoice Brite Ltd. and Brite Voice Systems, Inc., JAMS Case No. 1220026278, claiming fraud, negligent misrepresentation and breach of contract in connection with formation of and the performance under certain agreements between the Company, and/or its alleged predecessors, and Telemac, and seeking reformation, compensatory damages of approximately $58 million, punitive damages and attorneys' fees and other costs and fees. Telemac's allegations arise out of the negotiations and terms of the Amended and Restated Prepaid

Phone Processing Agreement between Telemac and Brite Voice Systems Group, Ltd., dated November 1, 1998, and certain amendments thereto under which Telemac licensed prepaid wireless software for use in various markets and exploited in the United Kingdom under agreement with Cellnet, a provider of wireless telephony in the United Kingdom.

The Company has asserted counterclaims against Telemac for breach of contract, breach of warranty and breach of the implied covenant of good faith and fair dealing with respect to the capabilities of software supplied by Telemac and handsets provided by parties contracting with Telemac and other matters.

The Company and Telemac have selected as arbitrator Justice William A. Masterson (Ret.) formerly of the California Court of Appeal and the Los Angeles County Superior Court. The arbitration hearing is set to commence January 13, 2003, in Los Angeles, California. The Company acknowledges it may owe an immaterial amount for certain software development services rendered by Telemac. With the exception of this immaterial amount, the Company believes that the claims asserted by Telemac are without merit. The Company further believes it has meritorious defenses and counterclaims and intends to vigorously defend the claims of Telemac and assert the Company's claims in the arbitration.

Both Telemac and the Company filed motions for summary disposition. Those motions have been denied. An amended complaint was recently filed by Telemac. The Company is preparing its amended counterclaims, which will be filed by October 19, 2002. Discovery is ongoing, including depositions which are scheduled to take place in November 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Wednesday, August 28, 2002 in Dallas, Texas.

Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: David W. Brandenburg, Joseph J. Pietropaolo, George C. Platt, Grant A. Dove and Jack P. Reily. The number of votes cast for the election of each of the nominees for director, and the number of abstentions, were as follows: 30,021,857 votes for the election of David W. Brandenburg, with 853,175 abstentions; 30,020,345 votes for the election of Joseph J. Pietropaolo, with 854,687 abstentions; 30,021,205 votes for the election of George C. Platt, with 853,827 abstentions; 30,021,983 votes for the election of Grant A. Dove, with 853,049 abstentions; and 30,020,345 votes for the election of Jack P. Reily with 854,687 abstentions. No votes were cast against the election of any nominee for director.

The second matter voted on and approved by the shareholders, was a resolution to approve an amendment for the Company's Employee Stock Purchase Plan (the "Plan") to increase from 1,000,000 to 1,500,000 the aggregate number of shares authorized for issuance under the Plan. The number of votes cast for the adoption of the resolution to amend the Plan was 29,728,834, the number of votes cast against the adoption of the resolution to amend the Plan was 1,068,918 and the number of abstentions was 77,280.

The next matter voted on and approved by the shareholders, was a resolution to approve the issuance of shares of the Company's common stock upon conversion of the Company's outstanding convertible notes, in lieu of cash payments on the convertible notes, and upon exercise of the Company's outstanding warrants, to the extent such issuance would require shareholder approval under the rules of the Nasdaq National Market. The number of votes cast for the adoption of such resolution was 16,967,715, the number of votes cast against the adoption of such resolution was 2,297,534 and the number of abstentions was 84,895.

The last matter voted on and approved by the shareholders, was a resolution to approve an amendment of the Articles of Incorporation of the Company to change the corporate name of the Company to Intervoice, Inc. (the "Corporate Name Change"). The resolution to approve the Corporate Name Change was duly approved. The number of votes cast for the adoption of the resolution to approve the Corporate Name Change was 30,696,678, the number of votes cast against the adoption of the resolution to approve the Corporate Name Change was 103,058 and the number of abstentions was 75,296.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Amendment to Articles of Incorporation of the Company filed with the Secretary of State of Texas on August 30, 2002.(1)

                  10.1 Loan and Security Agreement dated as of August 29, 2002 by and between Intervoice, Inc. (the "Company"), as borrower, and Foothill Capital Corporation ("Foothill"), as lender.(2)

                  10.2 Waiver dated as of September 30, 2002, between the Company and Foothill, authorizing the Company to make a prepayment on the mortgage loan by Beal Bank S.S.B.(1)

                  10.3 Modification Agreement dated as of September 30, 2002, by and between the Company and Beal Bank S.S.B., as lender, modifying a deed of trust executed by the Company for the benefit of Beal Bank S.S.B.(1).

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, signed by David W. Brandenburg.(1)

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, signed by Rob-Roy J. Graham.(1)

         (b)      Reports on Form 8-K


                  1. A report on Form 8-K was filed June 3, 2002 to announce that the sale of the Wichita, Kansas facility had been completed.

                  2. A report on Form 8-K was filed June 20, 2002 to announce the receipt of a $4.0 million tax refund used to pay off the remaining balance of the outstanding debt under the revolving credit facility.

                  3. A report on Form 8-K was filed June 25, 2002 to announce the Company's first quarter earnings release.

                  4. A report on Form 8-K was filed August 7, 2002 to announce the receipt of a $3.2 million tax refund.

                  5. A report on Form 8-K was filed August 29, 2002 to announce that the Company had entered into a new three-year credit facility.

----------

1.       Filed herewith

2. Incorporated by reference to the Company's Current Report on Form 8-K filed on August 29, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTERVOICE, INC.



Date: October 15, 2002                 By: /s/ MARK C. FALKENBERG
                                          --------------------------------------
                                          Mark C. Falkenberg
                                          Chief Accounting Officer

                                 CERTIFICATIONS

I, David W. Brandenburg, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Intervoice, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002
                                       /s/ David W. Brandenburg
                                       -----------------------------------------
                                       David W. Brandenburg
                                       Chief Executive Officer and Chairman

                                 CERTIFICATIONS

I, Rob-Roy J. Graham, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Intervoice, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002
                                       /s/ Rob-Roy J. Graham
                                       -----------------------------------------
                                       Rob-Roy J. Graham
                                       Executive Vice President and Chief
                                       Financial Officer

                                INDEX TO EXHIBITS


                EXHIBIT
                NUMBER                          DESCRIPTION
                -------                         -----------
                  3.1      Amendment to Articles of Incorporation of the Company
                           filed with the Secretary of State of Texas on August
                           30, 2002.(1)

                  10.1     Loan and Security Agreement dated as of August 29,
                           2002 by and between Intervoice, Inc. (the "Company"), as borrower, and Foothill Capital Corporation
                           ("Foothill"), as lender.(2)

                  10.2 Waiver dated as of September 30, 2002, between the Company and Foothill, authorizing the Company to make a prepayment on the mortgage loan by Beal Bank
                           S.S.B.(1)

                  10.3     Modification Agreement dated as of September 30,
                           2002, by and between the Company and Beal Bank
                           S.S.B., as lender, modifying a deed of trust executed by the Company for the benefit of Beal Bank
                           S.S.B.(1).

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, signed by David W. Brandenburg.(1)

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, signed by Rob-Roy J. Graham.(1)


----------

1.       Filed herewith

2. Incorporated by reference to the Company's Current Report on Form 8-K filed on August 29, 2002.