Form 10-Q
period 2002-11-30
INTERVOICE INC
filed 2003-01-14
CIK 764244

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


                         FOR THE QUARTERLY PERIOD ENDED
                                NOVEMBER 30, 2002


                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER: 1-15045

                                INTERVOICE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                                75-1927578
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                    17811 WATERVIEW PARKWAY, DALLAS, TX 75252
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, WITH ZIP CODE)

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

                                 YES [X] NO [ ]

THE REGISTRANT HAD 34,111,101 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF JANUARY 9, 2003.


================================================================================

                                Intervoice, Inc.
                           Consolidated Balance Sheets

                                                                        (In Thousands, Except Share and Per Share Data)
ASSETS                                                                  November 30, 2002              February 28, 2002
                                                                        -----------------              -----------------
                                                                          (Unaudited)

Current Assets
     Cash and cash equivalents                                             $  16,478                        $  17,646
     Trade accounts receivable, net of allowance for
         doubtful accounts of $2,442 in fiscal 2003 and
         $3,492 in fiscal 2002                                                32,797                           40,783
     Inventory                                                                 9,943                           27,524
     Prepaid expenses and other current assets                                 6,116                            6,152
     Deferred income taxes                                                     1,578                              819
                                                                           ---------                        ---------
                                                                              66,912                           92,924
                                                                           ---------                        ---------
Property and Equipment
     Building                                                                 16,703                           19,530
     Computer equipment and software                                          31,469                           30,379
     Furniture, fixtures and other                                             2,064                            2,328
     Service equipment                                                         9,214                            7,902
                                                                           ---------                        ---------
                                                                              59,450                           60,139
     Less allowance for depreciation                                          38,439                           33,787
                                                                           ---------                        ---------
                                                                              21,011                           26,352
Other Assets
     Intangible assets, net of amortization of $30,399 in
         fiscal 2003 and $31,752 in fiscal 2002                               27,854                           37,439
     Goodwill, net of accumulated amortization of
         $7,672 in fiscal 2002                                                 3,401                           16,500
     Other assets                                                              2,185                            2,153
                                                                           ---------                        ---------
                                                                           $ 121,363                        $ 175,368
                                                                           =========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                      $  15,528                        $  22,661
     Accrued expenses                                                         20,724                           14,988
     Customer deposits                                                         7,719                            5,963
     Deferred income                                                          21,953                           24,426
     Current portion of long term borrowings                                   3,333                            6,000
                                                                           ---------                        ---------
                                                                              69,257                           74,038
Long term borrowings, net of current portion                                  18,611                           23,980
Other long term liabilities                                                    1,134                            1,916

Stockholders' Equity
     Preferred Stock, $100 par value--2,000,000
         shares authorized: none issued
     Common Stock, no par value, at nominal
         assigned value--62,000,000 shares
         authorized: 34,077,307 issued and
         outstanding in fiscal 2003, 34,029,180
         issued and outstanding in fiscal 2002                                    17                               17
     Additional capital                                                       65,082                           61,725
     Retained earnings (accumulated deficit)                                 (28,956)                          19,618
     Accumulated other comprehensive loss                                     (3,782)                          (5,926)
                                                                           ---------                        ---------
         Stockholders' equity                                                 32,361                           75,434
                                                                           ---------                        ---------
                                                                           $ 121,363                        $ 175,368
                                                                           =========                        =========


                 See notes to consolidated financial statements.

                                Intervoice, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     (In Thousands, Except Per Share Data)
                                                             Three Months Ended                 Nine Months Ended
                                                       -----------------------------      ------------------------------
                                                       November 30,     November 30,      November 30,      November 30,
                                                          2002              2001              2002              2001
                                                       ------------     ------------      ------------      ------------
Sales
     Systems                                           $  23,679         $  36,777         $  63,219         $ 117,673
     Services                                             20,271            21,276            54,760            66,374
                                                       ---------         ---------         ---------         ---------
                                                          43,950            58,053           117,979           184,047
                                                       ---------         ---------         ---------         ---------
Cost of goods sold
     Systems                                              15,488            18,761            48,706            58,190
     Services                                              6,725             8,760            21,020            28,550
                                                       ---------         ---------         ---------         ---------
                                                          22,213            27,521            69,726            86,740
                                                       ---------         ---------         ---------         ---------
Gross margin
     Systems                                               8,191            18,016            14,513            59,483
     Services                                             13,546            12,516            33,740            37,824
                                                       ---------         ---------         ---------         ---------
                                                          21,737            30,532            48,253            97,307

Research and development expenses                          5,020             6,938            17,544            21,561
Selling, general and administrative expenses              15,787            18,964            51,880            57,498
Amortization of goodwill and acquisition
     related intangible assets                             1,775             3,359             5,325            10,147
                                                       ---------         ---------         ---------         ---------

Income (loss) from operations                               (845)            1,271           (26,496)            8,101

Other income (expense)                                       (89)              137              (858)            1,094
Interest expense                                            (774)           (1,355)           (3,792)           (3,919)
Loss on early extinguishment of debt                      (1,868)               --            (1,868)               --
                                                       ---------         ---------         ---------         ---------
Income (loss) before taxes and the cumulative
     effect of a change in accounting principle           (3,576)               53           (33,014)            5,276
Income taxes (benefit)                                     4,256                21              (231)            2,111
                                                       ---------         ---------         ---------         ---------

Income (loss) before the cumulative effect
     of a change in accounting principle                  (7,832)               32           (32,783)            3,165
Cumulative effect on prior years of a
     change in accounting principle                           --                --           (15,791)               --
                                                       ---------         ---------         ---------         ---------

Net income (loss)                                      $  (7,832)        $      32         $ (48,574)        $   3,165
                                                       =========         =========         =========         =========

Per Basic Share:
Income (loss) before the cumulative effect of
     a change in accounting principle                  $   (0.23)        $    0.00         $   (0.96)        $    0.09
Cumulative effect on prior years of
     a change in accounting principle                         --                --             (0.47)               --
                                                       ---------         ---------         ---------         ---------
Net income (loss)                                      $   (0.23)        $    0.00         $   (1.43)        $    0.09
                                                       =========         =========         =========         =========

Per Diluted Share:
Income (loss) before the cumulative effect of
     a change in accounting principle                  $   (0.23)        $    0.00         $   (0.96)        $    0.09
Cumulative effect on prior years of
     a change in accounting principle                         --                --              (.47)               --
                                                       ---------         ---------         ---------         ---------
Net income (loss)                                      $   (0.23)        $    0.00         $   (1.43)        $    0.09
                                                       =========         =========         =========         =========


                 See notes to consolidated financial statements.

                                Intervoice, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   (In Thousands)
                                                                Three Months Ended                  Nine Months Ended
                                                             ----------------------------     -----------------------------
                                                             November 30,    November 30,     November 30,     November 30,
                                                                2002             2001             2002             2001
                                                             ------------    ------------     ------------     ------------
Operating Activities
     Income (loss) before the cumulative effect of a
         change in accounting principle                       $ (7,832)        $     32         $(32,783)        $  3,165
     Adjustments to reconcile income (loss) before the
         cumulative effect of a change in accounting
         principle to net cash provided by operating
         activities:
     Depreciation and amortization                               3,841            6,310           12,307           19,599
     Other changes in operating activities                       3,634           (6,385)          30,251          (11,797)
                                                              --------         --------         --------         --------
Net cash provided by (used in) operating activities               (357)             (43)           9,775           10,967

Investing Activities
     Purchases of property and equipment                          (369)          (1,511)          (2,817)          (4,678)
     Proceeds from sale of assets                                   11              (81)           1,863              (81)
                                                              --------         --------         --------         --------
Net cash used in investing activities                             (358)          (1,592)            (954)          (4,759)

Financing Activities
     Paydown of debt                                           (12,056)          (5,045)         (42,036)         (14,612)
     Debt issuance costs                                          (497)              --           (2,515)              --
     Premium on debt extinguishment                               (470)              --             (470)              --
     Borrowings                                                 10,000               --           34,000               --
     Exercise of stock options                                      --            2,199              130            4,316
                                                              --------         --------         --------         --------
Net cash used in financing activities                           (3,023)          (2,846)         (10,891)         (10,296)

Effect of exchange rates on cash                                    85              (58)             902              (62)
                                                              --------         --------         --------         --------

Decrease in cash and cash equivalents                           (3,653)          (4,539)          (1,168)          (4,150)

Cash and cash equivalents, beginning of period                  20,131           16,290           17,646           15,901
                                                              --------         --------         --------         --------

Cash and cash equivalents, end of period                      $ 16,478         $ 11,751         $ 16,478         $ 11,751
                                                              ========         ========         ========         ========


                 See notes to consolidated financial statements.

                                Intervoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                        (In Thousands, Except Share Data)

                                                                                     Retained
                                             Common Stock                            Earnings       Accumulated Other
                                     ----------------------------    Additional    (Accumulated        Comprehensive
                                      Shares             Amount        Capital       Deficit)              Loss            Total
                                     ----------        ----------    ----------    ------------     -----------------   ----------
Balance at February 28, 2002         34,029,180        $       17    $   61,725     $   19,618         $   (5,926)      $   75,434

Net loss                                     --                --            --        (48,574)                --          (48,574)

Foreign currency translation
     adjustment                              --                --            --             --              1,952            1,952

Valuation adjustment of
     interest rate swap
     hedge, net of tax effect
     of $(118)                               --                --            --             --                192              192

Exercise of stock options                48,127                --           130             --                 --              130

Tax benefit from exercise of
     stock options                           --                --         2,171             --                 --            2,171

Issuance of warrants                         --                --         1,056             --                 --            1,056
                                     ----------        ----------    ----------     ----------         ----------       ----------
Balance at November 30, 2002         34,077,307        $       17    $   65,082     $  (28,956)        $   (3,782)      $   32,361
                                     ==========        ==========    ==========     ==========         ==========       ==========


                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED NOVEMBER 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2002 has been derived from audited financial statements at that date. Certain prior year balances have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited November 30, 2002 and 2001 consolidated financial statements have been included. Operating results for the three and nine month periods ended
November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003, as such results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss) for the third quarters of fiscal 2003 and 2002 was ($7.7) million and ($1.6) million, respectively. For the nine month periods ended November 30, 2002 and 2001, comprehensive income (loss) was ($46.4) million and $1.3 million, respectively. Total comprehensive income (loss) is comprised of net income
(loss), foreign currency translation adjustments, the cumulative effect of the adoption in fiscal 2002 of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended, and the adjustment to the carrying value of certain derivative instruments during each period.

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

In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing ESD and NSD divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its NSD division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in NSD's sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability. Effective August 1, 2002, the Company combined its divisions into a single unified organizational structure in order to address changing market demands and global customer requirements. The Company will conduct its annual test of goodwill impairment during its fourth fiscal quarter.

Intangible assets other than goodwill at November 30, 2002 and February 28, 2002 are comprised of the following (in thousands):

                                                                            November 30, 2002
                                                            -----------------------------------------------
                                                               Gross
                                          Amortization        Carrying        Accumulated       Unamortized
     Amortized Intangible Assets             Period            Amount         Amortization        Balance
     ---------------------------          ------------      -----------       ------------      -----------
     Customer relations                     10 years        $    32,800         $   11,480       $   21,320
     Developed technology                    5 years             22,727             16,997            5,730
     Other intangibles                     5-12 years             2,726              1,922              804
                                                            -----------         ----------       ----------
         Total                                              $    58,253         $   30,399       $   27,854
                                                            ===========         ==========       ==========

                                                                             February 28, 2002
                                                           ------------------------------------------------
                                                              Gross
                                          Amortization        Carrying         Accumulated      Unamortized
     Amortized Intangible Assets             Period           Amount           Amortization       Balance
     ---------------------------          ------------     ------------        ------------     -----------
     Customer relations                     10 years        $    32,800         $    9,020      $    23,780
     Developed technology                    5 years             22,727             14,132            8,595
     Assembled workforce                     5 years              9,200              5,060            4,140
     Trade name                             10 years              1,760              1,760              ---
     Other intangibles                     5-12 years             2,704              1,780              924
                                                            -----------         ----------      -----------
         Total                                              $    69,191         $   31,752      $    37,439
                                                            ===========         ==========      ===========

The estimated amortization expense for the balance of fiscal 2003 and for each of the next four years is as follows (in thousands):

         Balance of fiscal year ending February 28, 2003                        $    1,834
         Fiscal 2004                                                            $    7,307
         Fiscal 2005                                                            $    4,420
         Fiscal 2006                                                            $    3,431
         Fiscal 2007                                                            $    3,363

The changes in the carrying amount of goodwill for the nine months ended November 30, 2002 are as follows (in thousands):

                                                                 Total
                                                             -----------
     Balance as of February 28, 2002                         $    16,500
     Reclassification of assembled workforce,
         net of deferred income taxes, upon
         adoption of SFAS No. 141                                  2,692
     Transitional impairment loss upon
         adoption of SFAS No. 142                                (15,791)
                                                             -----------
     Balance as of November 30, 2002                         $     3,401
                                                             ===========

As required by SFAS No. 142, the following table of proforma net income (in thousands) and earnings per share presents summary results for the quarter and nine month periods ended November 30, 2002 and 2001 adjusted to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized as a result of the Company's adoption of SFAS No. 141 and 142.

                                                  For the Quarter Ended           For the Nine Months Ended
                                               -----------------------------    -----------------------------
                                               November 30,     November 30,    November 30,     November 30,
                                                   2002             2001            2002             2001
                                               ------------     ------------    ------------     ------------
Reported net income (loss)                       $ (7,832)        $     32        $(48,574)        $  3,165
Add back goodwill amortization                         --              625              --            1,933
Add back assembled workforce amortization              --              460              --            1,380
                                                 --------         --------        --------         --------
Adjusted net income (loss)                       $ (7,832)        $  1,117        $(48,574)        $  6,478
                                                 ========         ========        ========         ========

Basic earnings per share:

                                                   For the Quarter Ended          For the Nine Months Ended
                                               -----------------------------    -----------------------------
                                               November 30,     November 30,    November 30,     November 30,
                                                   2002             2001            2002             2001
                                               ------------     ------------    ------------     ------------
Reported net income (loss)                       $  (0.23)        $   0.00        $  (1.43)        $   0.09
Add back goodwill amortization                         --             0.02              --             0.06
Add back assembled workforce amortization              --             0.01              --             0.04
                                                 --------         --------        --------         --------
Adjusted net income (loss)                       $  (0.23)        $   0.03        $  (1.43)        $   0.19
                                                 ========         ========        ========         ========

Diluted earnings per share:

                                                   For the Quarter Ended          For the Nine Months Ended
                                                ----------------------------    ------------------------------
                                                November 30,    November 30,    November 30,      November 30,
                                                   2002             2001            2002             2001
                                                ------------    ------------    ------------      ------------
Reported net income (loss)                       $  (0.23)        $   0.00        $  (1.43)        $   0.09
Add back goodwill amortization                         --             0.02              --             0.06
Add back assembled workforce amortization              --             0.01              --             0.04
                                                 --------         --------        --------         --------
Adjusted net income (loss)                       $  (0.23)        $   0.03        $  (1.43)        $   0.19
                                                 ========         ========        ========         ========

If the Company had not been required to adopt the Statements effective March 1, 2002, the Company would not have recognized the cumulative effect on prior years of a change in accounting principle of $15.8 million but would have recognized approximately $1 million per quarter in additional amortization relating to goodwill and other intangible assets. In such circumstances, the Company's net loss for the quarter and nine months ended November 30, 2002 would have been approximately $8.8 million and $35.8 million, respectively, or $0.26 and $1.05 per share.

NOTE C - INVENTORIES

Inventories consist of the following (in thousands):

                           November 30, 2002                 February 28, 2002
                           -----------------                 -----------------
Purchased parts                $    6,530                       $    18,043
Work in progress                      879                             6,870
Finished goods                      2,534                             2,611
                               ----------                       -----------
                               $    9,943                       $    27,524
                               ==========                       ===========

NOTE D - SALE OF FIXED ASSETS

On May 31, 2002, the Company completed the previously announced sale of its Wichita, Kansas office building. The Company used the $2.0 million in gross proceeds from the sale to pay down amounts outstanding under its then existing revolving credit facility.

NOTE E - ACCRUED EXPENSES AND SPECIAL CHARGES

Accrued expenses and other long-term liabilities at February 28, 2002 included amounts associated with certain special charges incurred during the fourth quarter of fiscal 2002. Activity during the first nine months of fiscal 2003 related to such accruals was as follows (in thousands):

                                          Accrued Balance                      Revisions     Accrued Balance
                                         February 28, 2002      Payments     to Estimates   November 30, 2002
                                         -----------------     ----------    ------------   -----------------
   Severance and related charges           $     3,047         $  (2,653)    $     (213)       $       181
   Future lease costs for properties
     no longer being used                  $     3,643         $  (1,403)    $       (2)       $     2,238

The reduction in estimated severance and related charges of $0.2 million occurred during the first quarter of fiscal 2003 and was recognized through a reduction in selling, general and administrative expenses.

During the first three quarters of fiscal 2003, the Company continued to implement actions designed to lower costs and improve operational efficiency. During the quarter ended May 31, 2002, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits associated with a workforce reduction affecting 103 employees, and $0.4 million for the closure of its leased facility in Chicago, Illinois. At November 30, 2002, approximately $0.3 million of the special charges incurred in the first quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of the remaining severance and related costs in the fourth quarter of fiscal 2003. The remaining facility costs are expected to be paid out over the next three fiscal quarters.

During the quarter ended August 31, 2002, the Company incurred special charges of approximately $10.1 million, including $2.8 million for severance payments and related benefits associated with a workforce reduction affecting approximately 120 employees, $0.4 million associated with the closing of a portion of its leased facilities in Manchester, United Kingdom, $2.2 million for the write down of excess inventories and $4.7 million associated with two loss contracts. The severance and related costs were associated with the Company's consolidation of its separate Enterprise and Networks divisions into a single, unified organizational structure. The downsizing of the leased space in Manchester followed from the Company's decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflected the Company's continuing assessment of its inventory levels in light of short term sales projections, the decision to eliminate the UK manufacturing operation and the consolidation of the business units discussed above. The charges for loss contracts reflected the costs incurred during the second quarter on two contracts which are expected to result in net losses to the Company upon completion. The charges included costs actually incurred during the quarter as well as an accrual of the amounts by which total contract costs were expected to exceed total contract revenue. At November 30, 2002, approximately $1.4 million of the special charges incurred in the second quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of the remaining costs during the balance of fiscal 2003.

During the quarter ended November 30, 2002, the Company incurred special charges of approximately $4.9 million, including $1.2 million for severance payments and related benefits associated with a workforce reduction affecting approximately 50 employees, $1.8 million for the write down of excess inventories and $1.9 million of charges incurred upon the early extinguishment of the Company's convertible notes. The inventory adjustments reflect the Company's continuing assessment of its inventory levels in light of short term sales projections. The loss on early extinguishment of debt includes $1.4 million in non-cash charges to write-off unamortized debt discount and unamortized debt issue costs and $0.5 million in prepayment premiums. At November 30, 2002, approximately $0.6 million of the special charges incurred in the third quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of such costs during the balance of fiscal 2003.

The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for the quarter and nine months ended November 30, 2002 (in thousands).

                                                                            Selling,
                                               Cost of       Research       General
                                                Goods           and            and          Other
                                                Sold        Development   Administrative   Expenses         Total
                                               -------      -----------   --------------   --------        -------
Quarter ended November 30, 2002

Severance payments and related benefits        $   363        $    25        $   792        $    --        $ 1,180
Write down of excess inventories                 1,840             --             --             --          1,840
Loss on early extinguishment of debt                --             --             --          1,868          1,868
                                               -------        -------        -------        -------        -------
Total                                          $ 2,203        $    25        $   792        $ 1,868        $ 4,888
                                               =======        =======        =======        =======        =======

Nine months ended November 30, 2002

Severance payments and related benefits        $ 2,305        $   826        $ 3,083        $    --        $ 6,214
Facility closures                                  244            125            388             --            757
Write down of excess inventories                 4,080             --             --             --          4,080
Costs associated with loss contracts             4,672             --             --             --          4,672
Loss on early extinguishment of debt                --             --             --          1,868          1,868
                                               -------        -------        -------        -------        -------
Total                                          $11,301        $   951        $ 3,471        $ 1,868        $17,591
                                               =======        =======        =======        =======        =======

NOTE F - LONG-TERM BORROWINGS

At November 30 and February 28, 2002, the Company's long-term debt was comprised of the following (in thousands)

                                                                               November 30,     February 28,
                                                                                   2002             2002
                                                                               ------------     ------------
Mortgage loan, bearing interest payable monthly at the greater of 10.5%
or the prime rate plus 2.0%; principal
due May 28, 2005                                                                 $ 12,500         $     --

Amortizing term loan, principal due in 36 equal monthly installments with interest payable monthly accruing at a rate equal to the then prevailing
prime rate plus 2.75%  (7.0% at November 30, 2002)                                  9,444               --

Amortizing term loan, subsequently refinanced in full                                  --           22,480

Revolving credit; repaid in full during the second quarter of fiscal
2003; terminated by Company on August 29, 2002 in anticipation
of subsequent refinancing described below                                              --            7,500
                                                                                 --------         --------

Total debt outstanding                                                             21,944           29,980

Less: current portion                                                              (3,333)          (6,000)
                                                                                 --------         --------

Long-term debt, net of current portion                                           $ 18,611         $ 23,980
                                                                                 ========         ========

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

Although it had made all required payments under the facilities as well as certain discretionary prepayments of principal on the term loan during the life of the facilities, at February 28, 2002, the Company was not in compliance with a designated fixed charge coverage ratio, one of four financial covenants required by the facilities. In response to this situation, during the quarter ended May 31, 2002, the Company restructured its long-term debt. In connection with this restructuring, the Company entered into a $14.0 million mortgage loan and issued $10 million in convertible notes, both as further discussed below. Using proceeds from these debt issuances, the Company retired the term loan, repaid a portion of the amount outstanding under the revolver, amended the revolving credit facility to provide for a maximum revolving commitment equal to the lesser of $12.0 million or a defined borrowing base comprised of a percentage of eligible domestic receivables and inventory and received a permanent waiver from the lending group for the past non-compliance with the financial covenant. In June 2002, the Company repaid the remaining $4.0 million outstanding under the revolver, and in August 2002, in anticipation of establishing alternative financing with a new lender, the Company terminated the revolver.

In connection with this restructuring, the Company incurred approximately $1.5 million in new debt issuance costs, consisting primarily of legal and investment banking fees, which were capitalized and which will be charged to interest expense over the life of the related debt obligations. The Company also wrote off to interest expense in the first quarter of fiscal 2003 $0.4 million in remaining debt issuance costs related to the retired term loan.

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

New Term Loan and Revolving Credit Agreement

In August 2002, the Company entered into a new credit facility agreement with a lender which provides for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($15.0 million maximum at the loan's inception) or a defined borrowing base comprised primarily of eligible US and UK accounts receivable ($0.7 million maximum at November 30, 2002).

The term loan principal is due in 36 equal monthly installments of approximately $0.3 million each. Such payments began October 1, 2002. Interest on the term loan is also payable monthly and accrues at a rate equal to the then prevailing prime rate of interest plus 2.75% (7.0% as of November 30, 2002). Proceeds from the term loan were used to retire the Convertible Notes described above and to provide additional working capital to the Company.

Advances under the revolver loan will accrue interest at a rate equal to the then prevailing prime rate of interest plus a margin of 0.5% to 1.5%, or at a rate equal to the then prevailing London Inter-bank Offering Rate plus a margin of 3% to 4%. The Company may request an advance under the revolver loan at any time during the term of the revolver agreement so long as the requested advance does not exceed the then available borrowing base. The Company's available funding based on its US accounts receivable at November 30, 2002 was approximately $0.7 million. The initial availability of funding based on UK accounts receivable is contingent on and will be determined in connection with the lender's completion of a collateral audit of the Company's UK subsidiary. The Company has not requested an advance under the revolver as of the date of this filing. The term loan and the revolving credit agreement expire on August 29, 2005.

The new credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company is initially required to have EBITDA in minimum cumulative amounts on a monthly basis through August 31, 2003. While lower amounts are allowed within each fiscal quarter, the Company must generate cumulative EBITDA of $0, $2.0 million, $5.0 million and $9.0 million, respectively, for the three, six, nine and twelve month periods ended or ending November 30, 2002, February 28, 2003, May 31, 2003 and August 31, 2003.
Thereafter, the Company is required to have minimum cumulative EBITDA of $15 million and $20 million for the 12-month periods ending November 30, 2003 and February 29, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $1.6 million for the six months ending February 28, 2003 and in excess of $4.0 million for any fiscal year thereafter except in certain circumstances and with the lender's prior approval. Borrowings under the new credit facility are secured by first liens on virtually all of the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The new credit facility contains cross-default provisions with respect to the Company's mortgage loan, such that an event of default under the mortgage loan which allows the mortgage lender to accelerate the mortgage loan or terminate the agreement creates a default under the credit facility. As of November 30, 2002, the Company was in compliance with all financial and operating covenants.

Mortgage Loan

In October 2002, the Company amended its mortgage loan, secured by a first lien on the Company's Dallas headquarters, to reduce a minimum net equity requirement contained in the loan agreement from $35.0 million to $25.0 million and to provide that compliance with the covenant would be measured on a quarterly basis. In connection with this amendment, the Company prepaid $1.5 million of the original principal amount outstanding under the loan. The mortgage loan contains cross-default provisions with respect to the Company's new term loan and revolving credit agreement, such that a default under the credit facility which leads to the acceleration of amounts due under the facility and the enforcement of liens against the mortgaged property also creates a default under the mortgage loan.

Costs Associated with the Refinancings

In connection with the new term loan and revolving credit agreement, the Company incurred a total of approximately $1.0 million in new debt issuance costs, consisting primarily of investment banking and legal fees. Such costs were capitalized and are being charged to interest expense over the life of the related debt obligations. During the third quarter of fiscal 2003, the Company recognized a loss of approximately $1.9 million on the early extinguishment of the convertible notes. The loss includes the cost of the early conversion premium discussed above as well as the non-cash costs to write off the unamortized debt issuance costs and unamortized discount associated with the convertible notes. In accordance with the early adoption provisions of recently issued Statement of Financial Accounting Standards No. 145 ("SFAS 145") governing the classification of gains and losses on the early extinguishment of debt, the Company has presented the loss on the early extinguishment of its convertible notes as an element of other operating expenses in its consolidated statement of operations for the quarter ended November 30, 2002. Prior to the enactment of SFAS 145, this loss would have been reflected, net of tax, as an extraordinary item.

Use of Interest Rate Swap Arrangements in Fiscal 2002

From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company's then outstanding floating rate debt to a fixed rate basis. The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of November 30, 2002 or February 28, 2002.

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

The Company's federal income tax returns for its fiscal years 2000 and 2001 are currently being audited by the Internal Revenue Service. The Company has received notices of proposed adjustment from the IRS challenging certain positions taken by the Company on those returns. Although resolution of the issues is still pending, it is possible the Company will lose the ability to carry back certain net operating losses generated in its fiscal years 2000 and 2001. If this occurs, the Company will be required to repay a portion of certain refunds previously received from the IRS. In recognition of this risk, the Company has recorded a tax charge of $2.7 million as part of its tax provision for the quarter ended November 30, 2002. The IRS has not yet presented a final proposed settlement to the Company, and, accordingly, the exact amount, if any, that may be due the IRS and the timing of any associated payment to the IRS has not been determined.

The effects of these first and third quarter events are included in the Company's net tax benefit of $0.2 million in the consolidated statement of operations for the nine months ended November 30, 2002. For the quarter ended November 30, 2002, the Company recognized a tax expense of approximately $1.2 million on the pretax profit of certain foreign subsidiaries. This tax provision largely offset a second quarter tax benefit recorded on pretax losses of those subsidiaries. The Company has not recognized a current benefit associated with its domestic pretax losses, because it has exhausted its ability to offset such losses against taxable income of prior years, and the existence of recent losses prevents it from concluding that it is more likely than not that such benefit will be realized.

NOTE H - EARNINGS PER SHARE

         (in thousands except per share data)

                                                  Three Months Ended                   Nine Months Ended
                                           November 30,       November 30,      November 30,     November 30,
                                               2002               2001              2002             2001
                                           ------------       ------------      ------------     ------------
Numerator:

Income (loss) before the cumulative
    effect of a change in accounting
    principle                               $   (7,832)        $       32        $  (32,783)        $ 3,165
Cumulative effect on prior years of
    a change in accounting principle                --                 --           (15,791)             --
                                            ----------         ----------        ----------         -------
Net Income (loss)                           $   (7,832)        $       32        $  (48,574)        $ 3,165
                                            ----------         ----------        ----------         -------

Denominator:

Denominator for basic
    earnings per share                          34,077             33,557            34,061          33,295

Employee stock options                              --              1,541                --           1,401

Non-vested restricted shares                        --                 56                --              55
                                            ----------         ----------        ----------         -------

Dilutive potential common shares                    --              1,597                --           1,456
                                            ----------         ----------        ----------         -------

Denominator for diluted
    earnings per share                          34,077             35,154            34,061          34,751

BASIC:
Income (loss) before the cumulative
    Effect of a change in
    Accounting principle                    $    (0.23)        $     0.00        $    (0.96)        $  0.09
Cumulative effect on prior years of
    a change in accounting principle                --                 --             (0.47)             --
                                            ----------         ----------        ----------         -------
Net Income (loss)                           $    (0.23)        $     0.00        $    (1.43)        $  0.09
                                            ==========         ==========        ==========         =======

DILUTED:
Income (loss) before the cumulative
    effect of a change in
    accounting principle                    $    (0.23)        $     0.00        $    (0.96)        $  0.09
Cumulative effect on prior years of
    a change in accounting principle                --                 --             (0.47)             --
                                            ----------         ----------        ----------         -------
Net Income (loss)                           $    (0.23)        $     0.00        $    (1.43)        $  0.09
                                            ==========         ==========        ==========         =======

Options to purchase 5,543,967 and 5,537,519 shares of common stock at an average exercise prices of $9.02 and $9.03 and warrants to purchase 621,304 shares at an exercise price of $4.0238 per share were outstanding during the three and nine month periods ended November 30, 2002, respectively, but were not included in the computation of diluted earnings per share for these periods because the effect would have been antidilutive given the Company's loss for the quarter and nine month period. Options to purchase 1,430,937 and 1,528,437 shares of common stock at average exercise prices of $14.82 and $14.64, respectively, were outstanding during the three and nine month periods ended November 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the Company's common stock during such periods and, therefore, the effect would have been antidilutive.

NOTE I - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

Beginning with the second quarter of fiscal 2003, the Company reorganized into a single, integrated business unit. This action was taken as part of the Company's efforts to reduce its operating costs and to focus its activities and resources on a streamlined product line. The Company continues to sell systems into its two major markets, the Enterprise and Network markets, and to sell related services. As a complement to its systems sales, the Company also provides and manages applications on a managed service provider (MSP) basis for customers preferring an outsourced solution. The information for all periods shown has been restated to reflect this reorganization.

The Company's net sales by market and geographic area were as follows (in thousands):

                             Three Months Ended              Nine Months Ended
                         November 30,    November 30,    November 30,   November 30,
                            2002            2001            2002            2001
                         ------------    ------------    ------------   ------------
Sales by Market:
Enterprise Systems        $ 13,079        $ 20,421        $ 36,646        $ 65,666
Network Systems             10,600          16,356          26,573          52,007
Services                    20,271          21,276          54,760          66,374
                          --------        --------        --------        --------
Total                     $ 43,950        $ 58,053        $117,979        $184,047
                          ========        ========        ========        ========

                                        Three Months Ended             Nine Months Ended
                                    November 30,   November 30,    November 30,    November 30,
                                       2002            2001            2002            2001
                                    ------------   ------------    ------------    ------------
Geographic Area Net Sales:
United States                        $ 24,648        $ 30,726        $ 67,728        $ 96,678
The Americas (Excluding U.S.)           1,309           2,297           4,796          12,757
Pacific Rim                               780           1,137           1,742           4,825
Europe, Middle East & Africa           17,213          23,893          43,713          69,787
                                     --------        --------        --------        --------
Total                                $ 43,950        $ 58,053        $117,979        $184,047
                                     ========        ========        ========        ========

Concentration of Revenue

One customer, MMO2, formerly BT Cellnet, accounted for approximately 10% and 14% of the Company's sales during the three-month periods ended November 30, 2002 and 2001, respectively. The same customer accounted for 11% and 14% of the Company's sales during the nine-month periods ended November 30, 2002 and 2001, respectively. Under the terms of its managed services contract with MMO2 and at current exchange rates, the Company will recognize revenues of $0.9 million per month through July 2003. The amount received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound. No other customer accounted for 10% or more of the Company's sales during the three and nine month periods ended November 30, 2002 and 2001.

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

Audiofax, which holds certain patents covering unified messaging products, has advised the Company and other businesses that, if they provide unified messaging, they are practicing Audiofax's patents. After reviewing the patents, the Company recently entered into a license agreement with Audiofax to provide for the licensing of the relevant patents. The license agreement will not have a material effect on the Company's consolidated financial position.

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

The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously. The Company responded to these complaints, which were consolidated into one proceeding, by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint. Plaintiffs filed an amended complaint on September 23, 2002. The Company has filed a motion to dismiss the amended complaint, and plaintiffs have filed a response in opposition to the Company's motion to dismiss. All discovery and other proceedings not related to the dismissal will be stayed pending resolution of the Company's request to dismiss the amended complaint.

On or about April 26, 2002, Telemac Corporation ("Telemac") commenced an arbitration proceeding in the Los Angeles, California, office of JAMS against the Company and InterVoice Brite Ltd. and Brite Voice Systems, Inc., JAMS Case No. 1220026278, claiming fraud, negligent misrepresentation and breach of contract in connection with the formation of and the performance under certain agreements between the Company, and/or its alleged predecessors, and Telemac, and seeking reformation, compensatory damages of approximately $58 million, punitive damages and attorneys' fees and other costs and fees. Telemac's allegations arise out of the negotiations and terms of the Amended and Restated Prepaid Phone Processing Agreement between Telemac and Brite Voice Systems Group, Ltd., dated November 1, 1998, and certain amendments thereto under which Telemac licensed prepaid wireless software for use in various markets and exploited in the United Kingdom under agreement with MM02, formerly BT Cellnet, a provider of wireless telephony in the United Kingdom.

The Company has asserted counterclaims against Telemac for breach of contract, breach of warranty and breach of the implied covenant of good faith and fair dealing with respect to the capabilities of software supplied by Telemac and handsets provided by parties contracting with Telemac and other matters. The Company had also filed certain other counterclaims which were dismissed pursuant to a motion for summary disposition.

The Company and Telemac have selected as arbitrator Justice William A. Masterson (Ret.) formerly of the California Court of Appeal and the Los Angeles County Superior Court. The Company acknowledges it may owe an immaterial amount for certain software development services rendered by Telemac. With the exception of this immaterial amount, the Company believes that the claims asserted by Telemac are without merit. The Company further believes it has meritorious defenses and counterclaims and, if the parties do not enter into a binding written settlement agreement as further discussed below, the Company intends to vigorously defend the claims of Telemac and assert the Company's claims in the arbitration.

The Company and Telemac recently agreed to stay discovery and all other activities in the arbitration proceeding until April 2003, and continue the hearing until June 2003, to afford the parties an opportunity to negotiate and implement a settlement agreement. While the Company hopes to enter into a mutually acceptable written settlement agreement with Telemac, the parties may not ultimately consummate such an agreement. If a final settlement agreement is not achieved by April 2003, the parties will recommence the arbitration proceeding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

    o The Company has experienced recent operating losses and may not operate profitably in the future. The Company incurred net losses of approximately $44.7 million in fiscal 2002, $2.3 million in fiscal 2001 and $14.8 million in fiscal 2000. For the first nine months of fiscal 2003, the Company incurred a net loss of $48.6 million. The Company may continue to incur losses, which could hinder the Company's ability to operate its current business. The Company may not be able to generate sufficient revenues from its operations to achieve or sustain profitability in the future.

    o The Company is obligated to make periodic payments of principal and interest under its financing agreements. The Company has material indebtedness outstanding under a mortgage loan secured by the Company's office facilities in Dallas, Texas and under a senior secured term loan facility. The Company is required to make periodic payments of interest under each of these financial agreements and, in the case of the term loan, periodic payments of principal. The Company may, from time to time, have additional indebtedness outstanding under its new revolving credit facility. The Company is not in default under any of the financing agreements and believes it will have the resources to make all required principal and interest payments. If, however, the Company at any time does default on any of its payment obligations or other obligations under any financing agreement, the creditors under the applicable agreement will have all rights available under the agreement, including acceleration, termination and enforcement of security interests. The financing agreements also have certain qualified cross-default provisions, particularly for acceleration of indebtedness under one of the other agreements. Under such circumstances, the Company's cash position and liquidity would be severely impacted, and it is possible the Company would not be able to pay its debts as they come due.

    o The Company's financing agreements include significant financial and operating covenants and default provisions. In addition to the payment obligations, the Company's senior secured term loan and revolving credit facility and its mortgage loan facility contain significant financial covenants, operating covenants and default provisions. If the Company does not comply with any of these covenants and default provisions, the Company's secured lenders can accelerate all indebtedness outstanding under the facilities and foreclose on substantially all of the Company's assets. In order for the Company to comply with the escalating minimum EBITDA requirements in its senior secured credit facility, the Company will have to continue to increase revenues and/or lower expenses in future quarters. The Company has recognized approximately $17.6 million in special charges for the nine months ended November 30, 2002, including $4.9 million in its third fiscal quarter. While certain special charges may be excluded from the Company's calculation of minimum EBITDA under its credit facility, the effect on net income and stockholders' equity of such charges, including any future impairment charges associated with capitalized intangible assets that could be subjected to impairment reviews in future quarters, is not similarly excluded for purposes of calculating compliance with the minimum net equity provisions of the Company's mortgage loan. If the Company incurs significant special charges in future quarters, it may be unable to meet the minimum equity financial covenant under its mortgage loan. See the discussion of the Company's financing facilities set forth in "Liquidity and Capital Resources" in this Item 2.

    o General business activity has declined. The Company's sales are largely dependent on the strength of the domestic and international economies and, in particular, on demand for telecommunications equipment, computers, software and other technology products. The market for telecommunications equipment has declined sharply, and the markets for computers, software and other technology products also have declined. In addition, there is concern that demand for the types of products offered by the Company will remain soft for some period of time as a result of domestic and global economic and political conditions.

    o In recent quarters, the Company has become increasingly prone to quarterly sales fluctuations. Many of the Company's transactions are completed in the same fiscal quarter as ordered. The size and timing of some transactions have historically caused sales fluctuations from quarter to quarter. While in the past the impact of these fluctuations was mitigated to some extent by the geographic and vertical market diversification of the Company's existing and prospective customers, the Company has become increasingly prone to quarterly sales fluctuations because of its sales to the telecommunications market. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company's quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company's accuracy in estimating future sales is largely dependent on its ability to successfully qualify, estimate and close system sales during a quarter. Based on these difficulties, the Company has not disclosed forecasts of revenues or earnings for any future reporting period. See the discussion entitled "Sales" in this
        Item 2 for a discussion of the Company's "pipeline" of system sales opportunities.

    o The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits and other claims discussed in Item 1 "Legal Proceedings" in Part II, and in the Company's other SEC filings. The Company believes that each of the pending lawsuits to which it is subject is without merit and intends to defend each matter vigorously. The Company may not prevail in any or all of the litigation or other matters. An adverse judgment in any of these matters, as well as the Company's expenses relating to its defense of a given matter, could have consequences materially adverse to the Company.

    o The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards. The principal competitors for the Company's systems include AVAYA, IBM, Nortel Networks, Comverse Technology, Ericsson, Lucent Technologies and UNISYS. Many of the Company's competitors have greater financial, technological and marketing resources than the Company has. Although the Company has committed substantial resources to enhance its existing products and to develop and market new products, it may not be successful.

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

        Sales to MMO2, formerly BT Cellnet, which purchases both systems and managed services from the Company, accounted for approximately 10% and 14% of the Company's total sales during the three month periods ended November 30, 2002 and 2001, respectively. Under the terms of its managed services contract with MMO2 and at current exchange rates, the Company will recognize revenues of approximately $0.9 million per month through July 2003, when, unless renewed, the contract will terminate. The amounts received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound.

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

    o The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company's products are currently sold in more than 75 countries. The Company's international sales, as a percentage of total Company sales, were 44% and 47% in the three months ended November 30, 2002 and 2001, respectively. International sales are subject to certain risks, including:

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

    o The Company's inability to properly estimate costs under fixed price contracts could negatively impact its profitability. Some of the Company's contracts to develop application software and customized systems provide for the customer to pay a fixed price for its products and services regardless of whether the Company's costs to perform under the contract exceed the amount of the fixed price. If the Company is unable to estimate accurately the amount of future costs under these fixed price contracts, or if unforeseen additional costs must be incurred to perform under these contracts, the Company's ability to operate profitably under these contracts will be adversely affected. The Company has realized significant losses under certain customer contracts in the past and may experience similar significant losses in the future.

    o The Company's inability to meet contracted performance targets could subject it to significant penalties. Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for the Company's failure to achieve certain minimum service levels. The Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

    o Increasing consolidation in the telecommunications and financial industries could affect the Company's revenues and profitability. The majority of the Company's significant customers are in the telecommunications and financial industries, which are undergoing increasing consolidation as a result of merger and acquisition activity. This activity involving the Company's significant customers could decrease the number of customers purchasing the Company's products and/or delay purchases of the Company's products by customers that are in the process of reviewing their strategic alternatives in light of a pending merger or acquisition. If the Company has fewer customers or its customers delay purchases of the Company's products as a result of merger and acquisition activity, the Company's revenues and profitability could decline.

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

RESULTS OF OPERATIONS

SALES. Beginning with the second quarter of fiscal 2003, the Company reorganized into a single, integrated business unit. This action was taken as part of the Company's efforts to reduce its operating costs and to focus its activities and resources on a streamlined product line. The Company continues to sell systems into its two major markets, the Enterprise and Network markets, and to sell related services. As a complement to its systems sales, the Company also provides and manages applications on a managed service provider (MSP) basis for customers preferring an outsourced solution.

The Company's total sales for the third quarter and first nine months of fiscal 2003 were $43.9 million and $118.0 million, respectively, a decrease of $14.1 million (24%) and $66.1 million (36%), respectively, as compared to the same periods of fiscal 2002. The Company's enterprise systems, networks systems and services sales totaled $13.1 million, $10.6 million and $20.2 million, respectively, for the third quarter of fiscal 2003, down 36%, 35% and 5%, respectively, from the third quarter of fiscal 2002. Services sales during the quarter included $2.9 million relating to services performed in prior periods for an international managed services customer for which the Company recognizes revenue on a cash basis. Quarterly revenue under this contract, if calculated on a straight accrual basis, would total approximately $1.1 million. Total systems sales increased $5.8 million (32%) from the second quarter of fiscal 2003, while services sales increased $2.6 million (14%). The decline in system sales from fiscal 2002 levels reflects the previously reported sharp decline in the Company's primary markets, particularly the decline in the market for telecommunications equipment, which the Company has experienced over the last year. The Company believes the market for telecommunications equipment will remain soft through fiscal 2004.

The net decline in services sales compared to fiscal 2002 levels is comprised of decreases in the Company's managed service revenues partially offset by increases in its warranty and related customer service revenue. The decline in managed services revenues is attributable to a decrease in the volume of activity processed under certain of the Company's MSP contracts, including, particularly, its contract with MMO2 (formerly BT Cellnet). Managed service revenues under the MMO2 contract totaled approximately $0.9 million per month for the nine months ended November 30, 2002, down significantly from the same period of fiscal 2002 when such revenues totaled approximately $2.4 million per month. The lower fee will continue through July 2003 when, unless renewed, the contract expires. Total systems and services sales to MMO2 accounted for approximately 10% and 11% of the Company's total sales during the three and nine month periods ended November 30, 2002, and 14% for corresponding periods in fiscal 2002.

International sales comprised 44% of the Company's total sales during the third quarter and 43% for the first nine months of fiscal 2003, down slightly from approximately 47% of sales during similar periods for fiscal 2002. The decline is primarily attributable to lower sales volumes in Latin American and the Pacific Rim in fiscal 2003 as compared to fiscal 2002.

The Company uses a system combining estimated sales from its service and support contracts, "pipeline" of systems sales opportunities, and backlog of committed systems orders to estimate sales and trends in its business. Sales from service and support contracts, including contracts for MSP managed services, comprised approximately 46% of the Company's sales for the third quarter of fiscal 2003, down from 50% in the second quarter of 2003. The pipeline of opportunities for systems sales and backlog of systems sales comprised approximately 22% and 32% of sales, respectively, during the third quarter of fiscal 2003 and 18% and 32% of sales, respectively, during the second quarter of fiscal 2003. Each comprised approximately 30% of sales during fiscal 2002.

The Company's service and support contracts generally range in duration from one month to three years, with many longer duration contracts allowing customer cancellation privileges. It is easier for the Company to estimate service and support sales than to estimate systems sales for the next quarter because service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next. As described above, however, a significant portion of the Company's services revenue is derived from its contract with MM02. As a result of the significant reduction to quarterly revenues under the managed services contract with MMO2, the

Company will have to increase its sales under other service and support contracts with new or existing customers to maintain or increase service and support revenues in future quarters.

The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. Backlog at November 30, 2002 was down slightly from August 2002 but up significantly over the backlog at November 30, 2001. Backlog (in millions) as of the end of the Company's fiscal quarters during fiscal 2003 and 2002 is as follows:

                                           Fiscal       Fiscal
                  Backlog as of             2003         2002
                  -------------            ------       ------
                  May 31                     32.0         31.0
                  August 31                  31.1         25.4
                  November 30                30.1         21.0
                  February 28                             26.0

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

SPECIAL CHARGES. During the first three quarters of fiscal 2003, the Company continued to implement actions designed to lower costs and improve operational efficiency. During the quarter ended May 31, 2002, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits associated with a workforce reduction affecting 103 employees, and $0.4 million for the closure of its leased facility in Chicago, Illinois. At November 30, 2002, approximately $0.3 million of the special charges incurred in the first quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of the remaining severance and related costs in the fourth quarter of fiscal 2003. The remaining facility costs are expected to be paid out over the next three fiscal quarters.

During the quarter ended August 31, 2002, the Company incurred special charges of approximately $10.1 million, including $2.8 million for severance payments and related benefits associated with a workforce reduction affecting approximately 120 employees, $0.4 million associated with the closing of a portion of its leased facilities in Manchester, United Kingdom, $2.2 million for the write down of excess inventories and $4.7 million associated with two loss contracts. The severance and related costs were associated with the Company's consolidation of its separate Enterprise and Networks divisions into a single, unified organizational structure. The downsizing of the leased space in Manchester followed from the Company's decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflected the Company's continuing assessment of its inventory levels in light of short term sales projections, the decision to eliminate the UK manufacturing operation and the consolidation of the business units discussed above. The charges for loss contracts reflected the costs incurred during the second quarter on two contracts which are expected to result in net losses to the Company upon completion. The charges included costs actually incurred during the quarter as well as an accrual of the amounts by which total contract costs were expected to exceed total contract revenue. At November 30, 2002, approximately $1.4 million of the special charges incurred in the second quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of the remaining costs during the balance of fiscal 2003.

During the quarter ended November 30, 2002, the Company incurred special charges of approximately $4.9 million, including $1.2 million for severance payments and related benefits associated with a workforce reduction affecting approximately 50 employees, $1.8 million for the write down of excess inventories and $1.9 million of charges incurred upon the early extinguishment of the Company's convertible notes. The inventory adjustments reflect the Company's continuing assessment of its inventory levels in light of short term sales projections. The loss on early extinguishment of debt includes $1.4 million in non-cash charges to write-off unamortized debt discount and unamortized debt issue costs and $0.5 million in prepayment premiums. At November 30, 2002, approximately $0.6 million of the special charges incurred in the third quarter of fiscal 2003 remained unpaid. The Company expects to pay the majority of such costs during the balance of fiscal 2003.

The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for the quarter and nine months ended November 30, 2002 (in thousands).

                                                                             Selling,
                                               Cost of       Research        General
                                                Goods           and            and           Other
                                                Sold        Development   Administrative    Expenses        Total
                                               -------      -----------   --------------    --------       -------
Quarter ended November 30, 2002

Severance payments and related benefits        $   363        $    25        $   792        $    --        $ 1,180
Write down of excess inventories                 1,840             --             --             --          1,840
Loss on early extinguishment of debt                --             --             --          1,868          1,868
                                               -------        -------        -------        -------        -------
Total                                          $ 2,203        $    25        $   792        $ 1,868        $ 4,888
                                               =======        =======        =======        =======        =======

Nine months ended November 30, 2002

Severance payments and related benefits        $ 2,305        $   826        $ 3,083        $    --        $ 6,214
Facility closures                                  244            125            388             --            757
Write down of excess inventories                 4,080             --             --             --          4,080
Costs associated with loss contracts             4,672             --             --             --          4,672
Loss on early extinguishment of debt                --             --             --          1,868          1,868
                                               -------        -------        -------        -------        -------
Total                                          $11,301        $   951        $ 3,471        $ 1,868        $17,591
                                               =======        =======        =======        =======        =======

As a result, in part, of the Company's workforce reductions and consolidation of facilities reflected in these special charges, SG&A expenses, net of such charges for the quarter ended November 30, 2002 are down approximately $3.8 million from similarly adjusted fiscal 2002 third quarter levels.

COST OF GOODS SOLD. Cost of goods sold for the third quarter and first nine months of fiscal 2003 was approximately $22.2 million (50.5% of total sales) and $69.7 million (59.1% of sales) as compared to $27.5 million (47.4% of sales) and $86.7 million (47.1% of sales) for the third quarter and first nine months of fiscal 2002. Net of the cost of goods sold "Special Charges," summarized in the preceding section, cost of goods sold for the third quarter and first nine months of fiscal 2003 was $20.0 million (45.6% of sales) and $58.4 million (49.6% of sales). Systems cost averaged 65.4% of sales for the quarter, up from 51.0% in the third quarter of fiscal 2002. The higher percentage results, in part, from the special charges incurred during fiscal 2003 and, in part, from the nature of the Company's cost structure. A significant portion of the Company's cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. Services cost of sales was 33.2% of sales for the current quarter, down from 41.2% in the third quarter of fiscal 2002. Services cost of sales was 38.7% when calculated as a percentage of service revenues adjusted to exclude the $2.9 million of third quarter revenue recognized on a cash basis.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the third quarter and first nine months of fiscal 2003 were approximately $5.0 million (11.4% of the Company's total sales) and $17.5 million (14.9% of sales), respectively. During comparable periods of the previous fiscal year, research and development expenses were $6.9 million (12.0% of sales) and $21.6 million (11.7% of sales), respectively. Expenses were down from fiscal 2002 in dollars as a result of the Company's prior quarters' cost reduction initiatives. Expenses were higher as a percent of sales in fiscal 2003 because of the significantly lower sales levels in fiscal 2003. Research and development expenses include the design of new products and the enhancement of existing products. A primary focus of the Company's current research and development efforts is enhancing speech recognition and text to speech capabilities, including enhancing the Company's natural language speech capabilities and incorporating VoiceXML and Microsoft's Salt standards for speech based applications into the Company's products. Research and development efforts are also focused on enhancing speech portal capabilities, system management and integration technologies, and customer application development and management tools.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the third quarter and first nine months of fiscal 2003 were approximately $15.8 million (35.9% of the Company's total sales) and $51.9 million (44.0% of sales), respectively. Net of the severance and related expenses discussed in "Special Charges," above, SG&A for the same periods totaled $15.0 million (34.1% of sales) and $48.4 million (41.0% of sales). SG&A expenses during the comparable periods of fiscal 2002 were $19.0 million (32.7% of sales) and $57.5 million (31.2% of sales). SG&A expenses in the third quarter of fiscal 2003 also benefited from a reduction in the Company's bad debt reserve of approximately $1.1 million which resulted from the collection of previously reserved accounts receivable. SG&A expenses in the third quarter of fiscal 2002 were reduced by $0.9 million as the result of the favorable settlement of certain fiscal 2001 restructuring charges. As with the research and development expenses discussed above, SG&A expenses have declined in absolute dollars over the same periods last year as a result of cost control initiatives implemented by the Company and as a result of lower commissions and incentive bonuses being earned on lower sales volumes. SG&A expenses have increased as a percent of the Company's total sales because of the decline in sales.

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

In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing ESD and NSD divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its NSD division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in NSD's sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability. As previously noted, effective August 1, 2002, the Company combined its divisions into a single unified organizational structure in order to address changing market demands and global customer requirements. The Company will conduct its annual test of goodwill impairment during its fourth fiscal quarter.

The Company's intangible assets other than goodwill will continue to be amortized over lives that primarily range from 5 to 10 years. Amortization of these assets totaled $1.8 million for each of the first three quarters of fiscal 2003. Amortization in each of the first three quarters of fiscal 2002 totaled $3.4 million and but would have totaled $2.3 million had the new rules been effective during those periods. The estimated amortization expense for the balance of fiscal 2003 and for each of the next four years is as follows (in thousands):

Balance of fiscal year ending February 28, 2003                        $    1,834
Fiscal 2004                                                            $    7,307
Fiscal 2005                                                            $    4,420
Fiscal 2006                                                            $    3,431
Fiscal 2007                                                            $    3,363

INTEREST EXPENSE. Interest expense was approximately $0.8 million and $3.8 million during the third quarter and first nine months of fiscal 2003, versus $1.4 million and $3.9 million for the same periods of fiscal 2002. Average debt outstanding for the three months ended November 30, 2002 was $22.7 million, down from $38.4 million for the same period in fiscal 2002. Fiscal 2003 third quarter interest included $0.6 million in interest accrued under the Company's various debt agreements and $0.2 million in non-cash amortization of debt issue costs. Interest for the nine months ended November 30, 2002 included $1.8 million in interest accrued under the Company's various debt agreements, $1.7 million in non-cash amortization of debt issue costs and $0.3 million relating to the final amortization under certain interest rate swap arrangements terminated by the Company during fiscal 2002.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS). The Company generated an operating loss of $0.8 million, a loss before the cumulative effect of a change in accounting principle of $7.8 million and a net loss of $7.8 million during the third quarter of fiscal 2003. For the nine months ended November 30, 2002, the Company generated an operating loss of $26.5 million, a loss before the cumulative effect of a change in accounting principle of $32.8 million and a net loss of $48.6 million. As described in Note B to the consolidated financial statements in Item 1, the Company recorded a $15.8 million charge in the first quarter of fiscal 2003 as the cumulative effect on prior years of a change in accounting principle in connection with its adoption of Statements of Financial Accounting Standards No. 141 and No. 142. During the third quarter and first nine months of fiscal 2002, the Company generated operating income of $1.3 million and $8.1 million, respectively, and net income of $0.0 million and $3.1 million, respectively. The decline in operating income is primarily attributable to the significant decline in sales from fiscal 2002 to fiscal 2003 as discussed in Sales above.

LIQUIDITY AND CAPITAL RESOURCES. The Company had approximately $16.5 million in cash and cash equivalents at November 30, 2002, while borrowings under the Company's restructured long-term debt facilities totaled $21.9 million. The Company's cash reserves decreased $3.7 million during the three months ended November 30, 2002, with operating activities using $0.4 million of cash, net investing activities using $0.4 million of cash and net financing activities using $3.0 million of cash.

Operating cash flow for the third quarter of fiscal 2003 was negatively impacted by the Company's pretax loss of $3.6 million for the quarter and by approximately $1.9 million of cash payments made in settlement of severance and other special charges associated with the Company's cost control initiatives undertaken in previous quarters. Operating cash flow was favorably impacted by the Company's ongoing initiatives to reduce accounts receivable (which rose only $0.3 million for the quarter on a sales increase of $8.3 million from the second fiscal quarter) and inventories (down $6.5 million for the quarter). Days sales outstanding (DSO) of accounts receivable at November 30, 2002, was 67 days, down from 82 days at August 31, 2002 and 133 days at February 28, 2002.

For sales of certain of its more complex, customized systems (generally ones with a sales price of $500,000 or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under the methodology totaled $7.8 million at November 30, 2002. The Company expects to bill and collect unbilled receivables as of November 30, 2002 within the next twelve months.

While the Company continues to focus on reducing the level of its investment in accounts receivable, it now generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its system or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in the Company recognizing revenue on a "cash basis", limiting revenue recognition on certain sales to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

The Company's federal income tax returns for its fiscal years 2000 and 2001 are currently being audited by the Internal Revenue Service. The Company has received notices of proposed adjustment from the IRS challenging certain positions taken by the Company on those returns. Although resolution of the issues is still pending, it is possible the Company will lose the ability to carry back certain net operating losses generated in its fiscal years 2000 and 2001. If this occurs, the Company will be required to repay a portion of certain refunds previously received from the IRS. In recognition of this risk, the Company has recorded a tax charge of $2.7 million as part of its tax provision for the quarter ended November 30, 2002. The IRS has not yet presented a final proposed settlement to the Company, and, accordingly, the exact amount, if any, that may be due the IRS and the timing of any associated payment to the IRS has not been determined. If the IRS prevails in this case, however, the payment of the claim could require the use of cash in fiscal 2004.

The Company's wholly owned subsidiary, Brite Voice Systems, Inc. ("Brite") has filed a petition in the United States Tax Court seeking a redetermination of a Notice of Deficiency issued by the IRS to Brite. The amount of the proposed deficiency is $2.4 million before interest or penalties and relates primarily to a disputed item in Brite's August 1999 federal income tax return. The case is scheduled for trial in February 2003. The Company has recorded a charge to its tax provision in prior periods related to this claim and does not expect the outcome of the case to have a material effect on its fiscal 2003 net income. If the IRS prevails in this case, however, the payment of the claim could require the use of cash in fiscal 2004.

Investing activities during the quarter were comprised of the purchase of computer and test equipment, a use of approximately $0.4 million of cash. Financing activities included the repayment of $1.5 million of mortgage loan principal, the borrowing of $10.0 million under a new term loan and revolving credit agreement as further discussed below, the payment of $10.0 million in principal plus a $0.5 million prepayment premium to retire all outstanding convertible notes, the repayment of $0.6 million of new term loan principal and the payment of $0.5 million in debt issue costs related to the new credit agreement.

New Term Loan and Revolving Credit Agreement

In August 2002, the Company entered into a new credit facility agreement with a lender which provides for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($15.0 million maximum at the loan's inception) or a defined borrowing base comprised primarily of eligible US and UK accounts receivable ($0.7 million maximum at November 30, 2002).

The term loan principal is due in 36 equal monthly installments of approximately $0.3 million each which began in October 2002. Interest on the term loan is also payable monthly and accrues at a rate equal to the then prevailing prime rate of interest plus 2.75% (7.0% as of November 30, 2002). Proceeds from the term loan were used to retire the Company's outstanding convertible notes and to provide additional working capital to the Company.

Advances under the revolver loan will accrue interest at a rate equal to the then prevailing prime rate of interest plus a margin of 0.5% to 1.5%, or at a rate equal to the then prevailing London Inter-bank Offering Rate plus a margin of 3% to 4%. The Company may request an advance under the revolver loan at any time during the term of the revolver agreement so long as the requested advance does not exceed the then available borrowing base. The Company's available funding based on its US accounts receivable at November 30, 2002 was approximately $0.7 million. The initial availability of funding based on UK accounts receivable is contingent on and will be determined in connection with the lender's completion of a collateral audit of the Company's UK subsidiary. The Company has not requested an advance under the revolver as of the date of this filing. The term loan and the revolving credit agreement expire on August 29, 2005.

The new credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company is initially required to have EBITDA in minimum cumulative amounts on a monthly basis through August 31, 2003. While lower amounts are allowed within each fiscal quarter, the Company must generate cumulative EBITDA of $0, $2.0 million, $5.0 million and $9.0 million, respectively, for the three month period ended November 30, 2002, and for the six, nine and twelve month periods ending February 28, 2003, May 31, 2003 and August 31, 2003. Thereafter, the Company is required to have minimum cumulative EBITDA of $15 million and $20 million for the 12-month periods ending
November 30, 2003 and February 28, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $1.6 million for the six months ending February 28, 2003 and in excess of $4.0 million for any fiscal year thereafter except in certain circumstances and with the lender's prior approval. Borrowings under the new credit facility are secured by first liens on virtually all of the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The new credit facility also contains cross-default provisions with respect to the Company's mortgage loan. As of November 30, 2002, the Company is in compliance with all financial and operating covenants.

Mortgage Loan

At November 30, 2002, the Company had $12.5 million in principal outstanding under its mortgage loan. Interest on this loan accrues at the greater of 10.5% or the prime rate plus 2.0% and is payable monthly. The loan is secured by a first lien on the Company's Dallas headquarters facility and contains cross-default provisions with respect to the Company's new term loan and revolving credit facility. In October 2002, the Company amended the mortgage loan to reduce a minimum net equity requirement contained in the loan agreement from $35.0 million to $25.0 million and to provide that compliance with the covenant would be measured on a quarterly basis. In connection with this amendment, the Company prepaid $1.5 million of the $14.0 million principal amount then outstanding under the loan. The remaining principal under this loan is due in May 2005.

Future Compliance with Covenants

The Company believes the liquidity provided by these financing transactions combined with cash generated from operations should be sufficient to sustain its operations for the next twelve months. In order to meet the EBITDA, minimum net equity and other terms of its credit agreements, however, the Company will have to continue to increase its revenues and/or lower its expenses as compared to the quarter completed on November 30, 2002. If it is not able to achieve these objectives and maintain compliance with its various debt covenants, the lenders have all remedies available to them under the terms of the various loan agreements, including, without limitation, the ability to declare all debt immediately due and payable. Under such circumstances, the Company's cash position and liquidity would be severely impacted, and it is possible the Company would not be able to continue its business.

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

At November 30, 2002, the Company's outstanding long-term debt was comprised of the following (in thousands):

                                                                                          November 30, 2002
                                                                                          -----------------
       Mortgage loan, bearing interest payable monthly at the greater
       of 10.5% or the prime rate plus 2.0%; principal due May 28, 2005                     $       12,500

       Amortizing term loan, principal due in 36 equal monthly installments with interest payable monthly accruing at a rate equal to the prime
       rate of interest plus 2.75% (7.0% at November 30, 2002)                                       9,444
                                                                                            --------------
                                                                                            $       21,944
                                                                                            ==============

The following table provides information about the Company's credit agreements that are sensitive to changes in interest rates. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of November 30, 2002.

                                                                Fiscal
                                              -----------------------------------------
                                                2003        2004       2005       2006
                                              --------    --------   --------  --------
                                                       (Dollars in thousands)
         Long-term debt
             Variable rate US $               $    833    $  3,333   $  3,333  $ 14,445
             Projected weighted average
                interest rate                      9.0%        9.3%       9.7%     10.0%

 Foreign Currency Risks

 The Company transacts business in certain foreign currencies including, particularly, the British pound and the Euro. The Company's primary software application development, research and development and other administrative activities are conducted from offices in the United States and the United Kingdom, and its primary manufacturing operations are conducted in the United States. Virtually all sales arranged through the Company's U.S. offices are denominated in U.S. dollars, which is the functional and reporting currency of the U.S. entity. Sales arranged through the Company's U.K. subsidiary are denominated in various currencies, including the British pound, the U.S. dollar and the Euro; however, the U.K. subsidiary's functional currency is the British pound. For the three and nine months ended November 30, 2002, sales originating from the Company's U.K. subsidiary represented approximately 38% and 36% of consolidated sales, respectively. As a result of its international operations, the Company is subject to exposure from adverse movements in certain foreign currency exchange rates. The Company has not historically used foreign currency options or forward contracts to hedge its currency exposures because of uncertainty in the timing of cash flows on its larger contracts accounted for under the percentage-of-completion method of accounting, and it did not have any such hedge instruments in place at November 30, 2002. Rather, the Company attempts to mitigate its foreign currency risk by transacting business in the functional currency of each of its major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received.

 As noted above, the Company's operating results are exposed to changes in certain exchange rates including, particularly, those between the U.S. dollar, the British pound and the Euro. When the U.S. dollar strengthens against the other currencies, the Company's sales are negatively affected upon the translation of U.K. operating results to the reporting currency. The effect of these changes on the Company's operating profits varies depending on the level of British pound denominated expenses and the U.K. subsidiary's overall profitability. For the nine months ended November 30, 2002, the result of a hypothetical, uniform 10% strengthening in the value of the U.S. dollar relative to the British pound and the Euro would have been a decrease in sales of approximately $2.6 million and a reduction in the net loss of approximately $1.0 million. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and/or operating expenses, changes in exchange rates also could affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

Audiofax, which holds certain patents covering unified messaging products, has advised the Company and other businesses that, if they provide unified messaging, they are practicing Audiofax's patents. After reviewing the patents, the Company recently entered into a license agreement with Audiofax to provide for the licensing of the relevant patents. The license agreement will not have a material effect on the Company's consolidated financial position.

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

The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuits vigorously. The Company responded to these complaints, which were consolidated into one proceeding, by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint. Plaintiffs filed an amended complaint on September 23, 2002. The Company has filed a motion to dismiss the amended complaint, and plaintiffs have filed a response in opposition to the Company's motion to dismiss. All discovery and other proceedings not related to the dismissal will be stayed pending resolution of the Company's request to dismiss the amended complaint.

On or about April 26, 2002, Telemac Corporation ("Telemac") commenced an arbitration proceeding in the Los Angeles, California, office of JAMS against the Company and InterVoice Brite Ltd. and Brite Voice Systems, Inc., JAMS Case No. 1220026278, claiming fraud, negligent misrepresentation and breach of contract in connection with the formation of and the performance under certain agreements between the Company, and/or its alleged predecessors, and Telemac, and seeking reformation, compensatory damages of approximately $58 million, punitive damages and attorneys' fees and other costs and fees. Telemac's allegations arise out of the negotiations and terms of the Amended and Restated Prepaid Phone Processing Agreement between Telemac and Brite Voice Systems Group, Ltd., dated November 1, 1998, and certain amendments thereto under which Telemac licensed prepaid wireless software for use in various markets and exploited in the United Kingdom under agreement with MM02, formerly BT Cellnet, a provider of wireless telephony in the United Kingdom.

The Company has asserted counterclaims against Telemac for breach of contract, breach of warranty and breach of the implied covenant of good faith and fair dealing with respect to the capabilities of software supplied by Telemac and handsets provided by parties contracting with Telemac and other matters. The Company had also filed certain other counterclaims which were dismissed pursuant to a motion for summary disposition.

The Company and Telemac have selected as arbitrator Justice William A. Masterson (Ret.) formerly of the California Court of Appeal and the Los Angeles County Superior Court. The Company acknowledges it may owe an immaterial amount for certain software development services rendered by Telemac. With the exception of this immaterial amount, the Company believes that the claims asserted by Telemac are without merit. The Company further believes it has meritorious defenses and counterclaims and, if the parties do not enter into a binding written settlement agreement as further discussed below, the Company intends to vigorously defend the claims of Telemac and assert the Company's claims in the arbitration.

The Company and Telemac recently agreed to stay discovery and all other activities in the arbitration proceeding until April 2003, and continue the hearing until June 2003, to afford the parties an opportunity to negotiate and implement a settlement agreement. While the Company hopes to enter into a mutually acceptable written settlement agreement with Telemac, the parties may not ultimately consummate such an agreement. If a final settlement agreement is not achieved by April 2003, the parties will recommence the arbitration proceeding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         4.1    Intervoice, Inc. Employee Stock Purchase Plan. (2)

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, signed by David W. Brandenburg.(1)

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, signed by Rob-Roy J. Graham.(1)

(b)     Reports on Form 8-K

        1. A report on Form 8-K was filed September 19, 2002 to announce the closing and funding of the new three-year credit facility previously announced in a Form 8-K filed August 29, 2002.

        2. A report on Form 8-K was filed September 19, 2002 to announce the dismissal of the pending class action lawsuit.

        3. A report on Form 8-K was filed September 26, 2002 to announce that the plaintiffs had reinstated the class action lawsuit by filing an amended complaint.

        4. A report on Form 8-K was filed October 4, 2002 to announce the Company's second quarter earnings release.


----------

1.       Filed herewith

2. Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed with the SEC on November 20, 2002, Registration Number 333-101328.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               INTERVOICE, INC.



Date: January 14, 2003                         By:  /s/ MARK C. FALKENBERG
                                                    ----------------------------
                                                    Mark C. Falkenberg
                                                    Chief Accounting Officer

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


Date:    January 14, 2003
                                          /s/ David W. Brandenburg
                                          --------------------------------------
                                          David W. Brandenburg
                                          Chief Executive Officer and Chairman

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


Date:    January 14, 2003
                                           /s/ Rob-Roy J. Graham
                                           -------------------------------------
                                           Rob-Roy J. Graham
                                           Executive Vice President and Chief
                                           Financial Officer

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                             DESCRIPTION
       -------                            -----------
         4.1            Intervoice, Inc. Employee Stock Purchase Plan. (2)

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, signed by David W. Brandenburg.(1)

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, signed by Rob-Roy J. Graham.(1)


----------

1.       Filed herewith

2. Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed with the SEC on November 20, 2002, Registration Number 333-101328.