Form 10-K/A
period 2002-02-28
INTERVOICE INC
filed 2003-03-18
CIK 764244

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

                 FOR THE TRANSITION PERIOD FROM              TO

                                   ----------

                        COMMISSION FILE NUMBER : 1-15045

                                INTERVOICE, INC.
             (Exact name of registrant as specified in its charter)

                                                                75-1927578
                  TEXAS                                      (I.R.S. Employer
        (State of Incorporation)                          Identification Number)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate Market Value of Common Stock held by Nonaffiliates as of May 24, 2002: $122,569,978

     Number of Shares of Common Stock Outstanding as of May 24, 2002:
34,047,216.

================================================================================

      THE ANNUAL REPORT ON FORM 10-K OF INTERVOICE, INC. (THE "COMPANY") FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002 IS HEREBY AMENDED IN ORDER TO RE-FILE THE COVER PAGE, PAGE 1, OF THE COMPANY'S AMENDED AND RESTATED ANNUAL REPORT ON FORM 10-K, FILED ON JUNE 28, 2002, THE TOP PORTION OF WHICH PAGE AS INITIALLY FILED DOES NOT APPEAR ON THE EDGAR SYSTEM DUE TO AN ERROR DURING THE EDGAR TRANSMISSION OF SUCH FILING. THE COMPANY'S AMENDED AND RESTATED ANNUAL REPORT ON FORM 10-K, FILED ON JUNE 28, 2002, IS ALSO AMENDED TO FILE EXHIBITS 99.3 AND 99.4, A REVISED EXHIBIT LIST AND THE ADDITIONAL CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002 IN CONNECTION WITH THIS AMENDMENT. THE REMAINDER OF THE INFORMATION CONTAINED IN THE COMPANY'S AMENDED AND RESTATED ANNUAL REPORT ON FORM 10-K, FILED ON JUNE 28, 2002, IS NOT AMENDED HEREBY, AND THE COMPANY HAS NOT UNDERTAKEN AND DOES NOT UNDERTAKE TO UPDATE SUCH INFORMATION BY MEANS OF THIS AMENDED ANNUAL REPORT ON FORM 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERVOICE, INC.



                                        By:     /s/ DAVID W. BRANDENBURG
                                           -------------------------------------
                                                   David W. Brandenburg
                                           Chief Executive Officer and Chairman

Dated: March 18, 2003

                                 CERTIFICATIONS

I, David W. Brandenburg, certify that:

1. I have reviewed this annual report on Form 10-K of Intervoice, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 18, 2003

                                        /s/ David W. Brandenburg
                                        -------------------------------------
                                        David W. Brandenburg
                                        Chief Executive Officer and Chairman

                                 CERTIFICATIONS

I, Rob-Roy J. Graham, certify that:

1. I have reviewed this annual report on Form 10-K of Intervoice, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: March 18, 2003

                                        /s/ Rob-Roy J. Graham
                                        -------------------------------------
                                        Executive Vice President and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                           Description
-------                          -----------
  3.1             Articles of Incorporation, as amended, of Registrant. (2)

  3.2             Amendment to Articles of Incorporation of Registrant. (9)

  3.3             Second Restated Bylaws of Registrant, as amended. (1)

  4.1             Third Amended and Restated Rights Agreement dated as of May 1,
                  2001 between the Registrant and Computershare Investor
                  Services, LLC, as Rights Agent. (4)

  4.2 Securities Purchase Agreement, dated as of May 29, 2002, between the Registrant and the Buyers named therein (the
                  "Securities Purchase Agreement"). (17)

  4.3 Form of Convertible Note, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities
                  Purchase Agreement. (17)

  4.4 Form of Warrant, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities
                  Purchase Agreement. (17)

  4.5 Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (17)

  4.6 First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC. (17)

 10.1 The InterVoice, Inc. 1990 Incentive Stock Option Plan, as amended. (8)

 10.2             The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for
                  Non-Employees, as amended. (3)

 10.3             The InterVoice, Inc. Employee Stock Purchase Plan. (6)

 10.4             InterVoice, Inc. Employee Savings Plan. (5)

 10.5             InterVoice, Inc. Restricted Stock Plan. (7)

 10.6 Employment Agreement dated as of September 16, 1998 between the Company and Rob-Roy J. Graham. (8)

 10.7             InterVoice, Inc. 1998 Stock Option Plan. (8)

 10.8             Acquisition Agreement and Plan of Merger dated as of April 27,
                  1999, by and among the Company, InterVoice Acquisition
                  Subsidiary III, Inc. ("Acquisition Subsidiary") and Brite
                  Voice Systems, Inc. (11)

 10.9             Patent License Agreement between Lucent Technologies GRL Corp.
                  and InterVoice Limited Partnership, effective as of October 1,
                  1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment. (9)

 10.10            InterVoice-Brite, Inc. 1999 Stock Option Plan. (12)

 10.11            Credit Agreement dated June 1, 1999 among InterVoice, Inc.,
                  InterVoice Acquisition Subsidiary III, Inc. and Bank of
                  America National Trust and Savings Association, as "Agent",
                  Banc of America Securities LLC and certain other financial institutions party to the Credit Agreement (collectively, "Lenders") incorporated by reference to Exhibit 99.(b)(1) of the Schedule 14D-1 (Amendment No. 4) filed by InterVoice, Inc.
                  and InterVoice Acquisition Subsidiary III, Inc. on June 14,
                  1999. (11)

 10.12            Forebearance Agreement dated as of March 7, 2002, by and among the Company, Brite Voice Systems, Inc., Bank of America,
                  National Association, as agent, and the Lenders party thereto.
                  (15)

 10.13 Consent and Amendment to Forebearance Agreement, dated as of March 31, 2002, by and among the Company, Brite Voice Systems,
                  Inc., Bank of America, National Association, as agent, and the Lenders party thereto. (16)

 10.14            Form of Commitment Letter dated May 29, 2002. (17)

 10.15 Consent, Waiver and Third Amendment to Credit Agreement, effective as of May 29, 2002 among the Registrant, Brite Voice
                  Systems, Inc. (successor by merger to InterVoice Acquisition
                  Subsidiary III, Inc.), Bank of America, National Association
                  (successor by merger to Bank of America National Trust and Savings Association), as Agent, and the other Lenders named therein. (17)

Exhibit
Number                           Description
-------                          -----------
 10.16            Subordination and Intercreditor Agreement effective as of May
                  29, 2002 by and among the Registrant, the Buyers under the
                  Securities Purchase Agreement, and Bank of America, National
                  Association, as Agent for the Senior Creditors (defined
                  therein). (17)

 10.17            Promissory Note, dated May 29, 2002, executed by the
                  Registrant in favor of Beal Bank, S.S.B. (17)

 10.18 Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated May 29, 2002, executed by the Registrant for the benefit of Beal Bank, S.S.B. (17)

 10.19            First Amendment to Employment Agreement effective as of July
                  1, 2000, between the Company and Rob-Roy J. Graham. (10)

 10.20            First Amendment to Credit Agreement effective as of January
                  15, 2001, between the Company, Agent and the Lenders. (13)

 10.21 Consent and Second Amendment to Credit Agreement effective as of February 28, 2001, between the Company, Agent and the Lenders. (13)

 10.22            Second Amendment to Employment Agreement dated as of October
                  31, 2001, between the Company and Rob-Roy J. Graham. (14)

 10.23            Second Amended Employment Agreement dated as of February 18,
                  2002, between the Company and David W. Brandenburg. (18)

   21             Subsidiaries. (18)

   23             Consent of Independent Auditors. (20)

  99.1            Pages 12, 13, 18, 38-40, 43 and 45 of the Registration
                  Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration
                  Statement on Form S-4/A (Amendment No. One) filed by the
                  Company on July 13, 1999). (9)

  99.2            Letter Agreement dated April 2, 2002 between the
                  Company and a prospective purchaser of the Company's facilities in Wichita, Kansas. Portions of this exhibit have been excluded pursuant to a request for confidentiality treatment. (16)

  99.3            Certification pursuant to 18 U.S.C. Section 1350, signed by
                  David W. Brandenburg. (21)

  99.4            Certification pursuant to 18 U.S.C. Section 1350, signed by
                  Rob-Roy J. Graham. (21)

----------

(1) Incorporated by reference to exhibits to the Company's 1991 Annual Report on Form 10-K for the fiscal year ended February 28, 1991, filed with the Securities and Exchange Commission ("SEC") on May 29, 1991, as amended by Amendment No. 1 on Form 8 to Annual Report on Form 10-K, filed with the SEC on August 1, 1991.

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

(19) Incorporated by reference to exhibits to the Company's amended and restated 2002 Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended February 28, 2002, filed with the SEC on June 28, 2002.

(20) Previously filed.

(21) Filed herewith.