Form 10-K
period 2003-02-28
INTERVOICE INC
filed 2003-05-29
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 29, 2003
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate Market Value of Common Stock held by Nonaffiliates as of May 13, 2003: $88,006,641

     Number of Shares of Common Stock Outstanding as of May 13, 2003: 34,111,101

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which the document is incorporated:

     (1) Proxy Statement for the 2003 Annual Meeting of Shareholders -- Part
III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
          Overview....................................................    2
          Markets.....................................................    3
          Products and Services.......................................    4
          Competition.................................................    6
          Sales and Marketing.........................................    7
          Strategic Alliances.........................................    7
          Backlog.....................................................    8
          Research and Development....................................    8
          Proprietary Rights..........................................    8
          Manufacturing and Facilities................................    9
          Employees...................................................   10
          Merger with Brite Voice Systems, Inc........................   10
          Availability of Company Filings with the SEC................   10
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   36
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   75

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   75
Item 11.  Executive Compensation......................................   75
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   75
Item 13.  Certain Relationships and Related Transactions..............   75
Item 14.  Controls and Procedures.....................................   75
Item 15.  Principal Accountant Fees and Services......................   75

                                  PART IV
Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   75

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Intervoice, Inc. is a world leader in providing converged voice and data solutions for the telecommunication carrier (network) and enterprise markets. Intervoice offers enterprises and network carriers a flexible, scalable integration platform, a powerful application development environment and comprehensive services. Founded in 1983, the Company is celebrating 20 years of innovation this year. Over the years, Intervoice has introduced a series of product advancements that have helped application developers, enterprises and carriers worldwide connect people and information.

     With the experience gained from the deployment of more than 22,000 systems around the globe and through continuously applying current technologies, Intervoice has created compelling business solutions that promote customer profitability and satisfaction with demonstrable return on investment. Intervoice is headquartered in Dallas with offices in Europe, the Middle East, South America, and Asia Pacific. For the fiscal year ended February 28, 2003, the Company reported revenues of approximately $156.2 million, with systems and services sales representing approximately 54% and 46% of revenues, respectively.

     Omvia(TM), the Company's open, standards-based product suite, offers speech-enabled Interactive Voice Response ("IVR") applications, multimedia and network-grade portals and enhanced telecommunications applications such as unified messaging, short messaging services (SMS), voicemail, prepaid services and interactive alerts. Services provided include maintenance, implementation, and business and technical consulting services. When capital funding is scarce, the Company's managed services provide an important alternative for its customers to realize the strategic deployment of services that will promote profitability and improve market differentiation and competitive advantage while avoiding the up front costs of capital investment.

     For enterprises, Intervoice offers Omvia(TM) software, tools and infrastructure supporting speech-activated and Web-based self-service applications, wireless Internet services and multimedia portals. Representative customers across multiple industries include: AdvancePCS, Ameritrade, Amtrak, Bank of America, CIBC, Citigroup, Continental Airlines, E*Trade, FedEx, Fidelity, Fleet/FirstBoston, Ford Motor Company, General Motors, HCA Healthcare, Idaho Power, J.P. Morgan Chase, Merck-Medco, Michigan Department of Treasury, Nissan, Pitney Bowes, Sears, Travelocity, United Airlines, Washington Mutual and Wells Fargo.

     Revenues from the enterprise market are primarily attributable to domestic activities, with approximately 89% coming from North America customers. Products and services for the enterprise sector accounted for approximately 57% of the Company's total revenue in fiscal 2003. Of the Company's total revenue within the enterprise market, approximately 59% was derived from systems sales and approximately 41% was derived from the sale of services.

     For network operators, Intervoice offers robust and scalable telco-grade platforms and an integrated suite of Omvia(TM) network applications enabling prepaid and post-paid services, network portals, voicemail and unified messaging services. International sales represented approximately 81% of total network-specific revenue in fiscal 2003. Intervoice products and services sold to network markets accounted for approximately 43% of the Company's total revenue in fiscal 2003. Of Intervoice's total network sector revenue, approximately 48% was derived from systems sales and approximately 52% was derived from the sale of services.

     To date, Intervoice has deployed enhanced network systems and services in over 50 countries to over 200 service providers including British Telecom (including BT Cellnet, now O2), Deutsche Telecom (Germany), ETB (Colombia), VAR-Tec (U.S.), Fiji Telecom (Australia), MMO/Vodafone (Germany), Orange (India), Qwest (U.S.), Rogers AT&T (Canada), Safaricom (Kenya), SBC (U.S.), Smartcom (Chile), STC (Saudi Arabia), Stet Hellas (Greece), SwissCom (Switzerland), Turkcell (Turkey), and Verizon International (Mexico, Puerto Rico and Venezuela).

     By incorporating the industry-leading features of the Intervoice enterprise platform, Omvia is becoming an open, highly scalable, universal architecture with flexible configuration options suitable for deployment in enterprises of all sizes and in the world's largest networks. A standards-based development environment is part of Intervoice's product strategy. Intervoice product roadmaps are designed to ensure an open, standards-based architecture that will be increasingly important for the voice and data solutions of the future. Intervoice supports standards including VoiceXML and SALT (Speech Application Language Tags) specifications for voice-enabled web applications, and J2EE and ..NET for enterprise software architectures. The Company is a member of the World-Wide Web Consortium and participates in the SALT Forum. Intervoice also participates in network-focused organizations such as the 3GPP and the GSM Association.

     Omvia solutions are enabled by patented Intervoice technologies, as well as best-of-breed products and services supplied by industry-leading Omvia partners. Intervoice is a partner to companies that include providers of speech technologies, platform technologies, softswitches and operating systems. Intervoice has alliances with leading speech technology providers including Microsoft, Nuance, ScanSoft and SpeechWorks for speech recognition and text-to-speech solutions. Through a strategic alliance with Microsoft, Intervoice hopes to make it faster, easier and more economical to build and deliver open, standards-based enterprise telephony and multimodal speech solutions based on SALT standards.

     Intervoice expects to see impressive growth in subscribers to wireless communication and Internet-based services. Wireless and Web technologies have created diverse, related markets that are still emerging and evolving. These developments have blurred the line that once clearly separated the enterprise from connecting network environments. Intervoice is enhancing its products to make the most of wireless and Web technology trends and emerging open standards. The Company continually refines its product and service solutions to keep its customers on the leading edge of performance while leveraging its existing voice and data infrastructures.

MARKETS

     Intervoice operates in two broad market categories: the enterprise market and the telecommunications carrier, or network, market. In addition, the Company is beginning to see increasing opportunities in a third market that is more narrowly defined, yet crosses both the enterprise and carrier markets -- the developer market.

     The enterprise market is characterized by a business environment that has goals to improve customer communication and personalization as well as reduce the costs of customer contact, a historically time-and-money intensive operation. Furthermore, consumers are increasingly taking charge of this important interaction between enterprise and consumer; deciding where, when and how they want this communication. To address this new business paradigm, enterprises are increasingly applying innovative wireless, speech and web technologies to leverage existing customer service infrastructures in the creation of interactive, self-directed service applications. These new applications are designed to put the customer in control of the delivery of the information while allowing the enterprise control of the data. This serves to address the enterprise's objectives of improving the customer experience and reducing operating costs.

     The network market is also characterized by the competing objectives of limiting capital expenditures while introducing innovative new services to enhance differentiation in an increasingly competitive and commoditized business landscape. Already battered by declining growth, risk-averse carriers are looking for proven services and a clear, near-term return on investment ("ROI") to shore up declining subscriber growth and maintain their existing subscriber base. Enhanced services such as voicemail, text messaging, multimedia messaging, information portals and personal alerts are seen by carriers as opportunities to earn incremental revenue, as are services such as prepaid, which help to address new market niches. In looking to these services, network carriers are also looking to maximize the return from their past equipment investments. This requires that vendors not only provide the applications required by the carriers, but also provide them in such a way as to leverage the existing infrastructure investments that came with the optimistic build-out of the late 1990s. In addition, as a result of carrier downsizing in recent years, network carriers are looking to the vendors themselves to provide professional services toward deploying and managing the services built on their systems.

     The emerging developer market is built on the premise that the advanced speech technologies which are increasingly core to the solutions used by the enterprise and network markets will soon be available to businesses of all sizes as a result of the increasing acceptance of the standards on which they are built. The advent of these industry standards, of which VoiceXML and more recently, SALT, are the most widely known, are being strongly promoted by industry leaders such as IBM and Microsoft. Just as HTML spawned a number of service creation environments (SCEs) for web development, the movement toward open standards to deliver speech and multi-modal solutions will spawn SCEs and associated toolsets to simplify development of these expanded modes of communication among millions of developers worldwide.

PRODUCTS AND SERVICES

     Intervoice builds and delivers the Company's products and services around four core strengths and a single value proposition. The four core strengths are technology, tools and components, applications and services. Together, these four strengths deliver on our value proposition which provides the services, applications, tools and technology that enable developers, enterprises and carriers to connect people with information to promote profitability and customer satisfaction.

 ENTERPRISE SOLUTIONS

 Enterprise Technology

     The Company's strengths and the value proposition they support are reflected in the enterprise market as part of a suite of offerings that can be delivered as components or as part of a total, turnkey solution. These IVR solutions use the latest in speech recognition technology to allow enterprises to automate increasingly complex interactions, enabling businesses to provide quick and timely communications with customers and business partners. Such technology enables enterprises to communicate with their customers through voice, web, e-mail, facsimile and other forms of communication on a variety of devices, including telephones, PCs, mobile phones and personal digital assistants ("PDAs").

     In utilizing such a sophisticated automated solution, enterprises realize rapid ROI of as little as three months through the resulting reduction of operational costs and, at the same time, realize improved customer satisfaction, and improved product and service differentiation.

 Enterprise Tools and Components

     The creation of these solutions is enhanced through a market-leading SCE called InVision(R). Using an intuitive interface designed to complement a familiar Windows(R)-based interface, InVision(R) allows drag-and-drop development of menus and call flows using predefined software modules. In addition, the Company offers a number of other features and tools for measuring and monitoring installed systems, allowing businesses to continue to review and refine the performance of their systems in order to maximize the return on their investment and optimize customer satisfaction. With the move to open systems and standards, the Company is unbundling its traditional products to address new emerging market segments. These unbundled components can be used by developers, system integrators or other technology companies to create customer solutions.

 Enterprise Applications

     In the enterprise space, Intervoice has the single largest market share in IVR systems shipped. With a base of over 1,600 customers worldwide, the Company is represented across a number of different industries. The most prominent of these vertical segments is the banking and financial services market where Intervoice's customers include 46 of the 50 largest U.S. bank holding companies. The Company also has a significant share of the transportation and hospitality (travel) industries.

     Providing customer access to information when, where, and how they want it is at the core of Intervoice IVR and speech-enabled IVR systems. As speech recognition and text-to-speech technologies are added as natural user interfaces, these systems evolve to allow for the automation of interactions previously seen as too complex for a traditional DTMF (touch-tone) interface. Businesses now use these systems to automate access to account information, allow secure access to sensitive information through voice verification, change or correct name and address information, receive stock quotes and execute securities trades. Applications also enable customer access to order products, pay bills, enroll for college courses, apply for jobs and many other routine and complex interactions.

 Enterprise Services

     In order to assure the best response from an IVR solution, Intervoice offers its customers a single source for system implementation and ongoing system support to design, deploy and maintain an advanced automated IVR system. The Company's services include identifying and designing appropriate customer applications, complete project management of a customer application, adjustments to user interfaces and vocabularies (of speech-driven applications), customer application specification development and consulting, installation services, technical and maintenance support, and customer training.

     Intervoice also offers its systems solutions on a managed services basis to enterprises that wish to outsource voice-enabled solutions for call center applications and web infrastructure. By handling the creation, delivery, management and monitoring of advanced speech and interactive voice applications and equipment, Intervoice allows enterprises to shorten time to market, reduce the demand for skilled IT personnel and enhance their business continuity strategy with overflow or disaster recovery services, all while avoiding the need for a significant capital investment.

 NETWORK SOLUTIONS

 Network Technology

     The Company's carrier class products are network grade platforms designed to support a range of network implementations from thousands of subscribers for a pilot exercise, to millions of users in a globally distributed deployment. These systems have attributes such as redundancy, scalability, reliability and installation environment that are necessary in this market. In order to serve carriers at different stages in their network evolution, the Company's products are designed for, and deployed in, Intelligent Network (IN), 2.5G Wireless, 3G Wireless and SIP based VoIP networks as well as legacy PSTN, SS7 and cellular networks. The network product strategy relies on architecture standards such as LDAP, XML and VoiceXML to achieve this interoperability at the subscriber level. At the network level, application standards like SNMP, CORBA, Parlay, SOAP, IMAP4 and VPIM ensure compatibility with legacy systems previously deployed in the carrier's network.

 Network Tools and Components

     With the demanding requirements of a quickly evolving competitive landscape, carriers must have the capability to change and update applications in a fast and cost efficient manner. Intervoice supplies a comprehensive suite of tools for the carrier including a SCE that generates both a proprietary application script and scripts based on the open standard VoiceXML, essentially offering the carrier the best of both worlds. The Company also offers Media Manager, a prompt and application distribution tool that increases customer efficiency by automating the process of updating network based application services.

 Network Applications

     Intervoice offers payment, messaging and portal applications for network carriers. Payment products and services enable carriers to bill users on a prepaid or postpaid basis. Prepaid payment gives carriers the ability to offer advance payment for telephony services as well as for a wide range of transaction-based events. Prepaid systems have been a large growth product for the Company in developing countries where carriers face customer collection issues, as well as in developed countries where carriers look to serve new niche markets. Prepaid payment services include prepaid wireless, prepaid calling cards, residential prepaid and automated operator services. Postpaid systems enable network operators to offer privately branded long-distance calling services to wholesale and retail customers, and allow callers to charge calls to credit/debit cards or calling cards and make collect calls.

     The Intervoice messaging suite of products allows subscribers to collaborate and communicate more effectively through a variety of services, including voicemail, unified messaging, call notification and short message services. Voicemail features include conditional personal greeting, intelligent call return, mailbox-to-mailbox messaging and multi-network mailboxes. Unified Messaging provides a universal mailbox for management of all voice, fax and e-mail messages. Call Notify offers a simple and cost-effective missed call notification service for wireless market segments not using voice-messaging services. Short Message Services, increasingly popular worldwide, allow text messages to be transmitted via telephony networks.

     Intervoice portal systems are speech-enabled and interface to live or stored multimedia content such as consumer services (news, sports, weather, etc.), directory assistance, subscriber self-service and secure commerce transactions. Portal products can also be used to enable automation of self-help applications in the carrier environment such as directory assistance and automated customer service.

 Network Services

     Intervoice offers a suite of professional services to assist the carrier in the planning, deployment and ongoing maintenance of value-added network services. Consulting and business services include business planning, marketing, technical consulting and service planning. Technology services provide customization of the Company's products and integration with third party or partner products. Intervoice also operates a portfolio of operations support services, including maintenance programs, technical support, monitoring and surveillance and disaster recovery services. In addition to systems sales, the Company also offers its products and services on a hosted basis as a Managed Service. The Managed Service model is an outsourcing alternative to carriers that are faced with rapidly changing technologies, scarce capital, uncertain returns on investment and a lack of core competencies to deploy and manage complex services. Intervoice currently serves over 1.5 million carrier end-users on an ASP (managed service) basis from its four secure hosting locations in Cambridge and Manchester in the U.K., and Orlando, Florida and Dallas, Texas in the U.S.

 Concentration of Revenue

     The Company has historically made significant sales of network systems, customer services and managed services to British Telecom and its affiliate BT Cellnet (together "BT"). In November 2001, BT Cellnet was separated from the British Telecom consolidated group and became O2. Sales to a combination of the BT and O2 entities accounted for 11%, 15% and 19% of the Company's total revenues during fiscal 2003, 2002 and 2001, respectively. Sales under a single managed services contract with BT Cellnet and subsequently with O2 accounted for 8%, 12% and 13% of the Company's total revenues for such years. Monthly minimum managed service revenues under this managed services contract declined during fiscal 2002 from a fiscal 2002 high of approximately $2.6 million per month in March 2001 to a fixed fee of approximately $0.9 million per month as of January 2002 in accordance with the terms of the customer contract. Beginning in June 2003, in conjunction with a contract amendment that extends the term of the managed services agreement for two years to June 2005, the fixed fee will be further reduced to approximately $0.7 million per month. The Company expects its cost of providing services under this contract to rise slightly during the extension period. No other customer accounted for 10% or more of the Company's sales during fiscal 2003, 2002, or 2001.

COMPETITION

     The enterprise market is fragmented and highly competitive. The Company's major competitors in this market are Avaya, IBM, Nortel, Aspect Communications and Security First (formerly Edify). The principal competitive factors in this market include breadth and depth of solution, product features, product scalability and reliability, client services, the ability to implement solutions, and the creation of a referenceable customer base. The Company believes that its product line of speech-enabled solutions, combined with its professional and technical services and its extensive customer base, allow it to compete favorably in this market. However, the market is evolving rapidly, and the Company anticipates intensified competition not only from traditional IVR vendors but also from emerging vendors with non-traditional technologies and solutions.

     Competition in the enhanced network services market ranges from large telecommunication suppliers offering turnkey, multi-application solutions to "niche" companies that specialize in a particular enhanced service such as prepaid or voicemail. The Company's primary competitors in this market are suppliers such as Comverse Technology, UNISYS and Lucent Technologies that provide a suite of enhanced services. Smaller niche players that compete with the Company in various geographies and/or products include GlenAyre, Tecnomen, Boston Communications Group and Huawei. The Company believes that, with its current suite of integrated and interoperable payment, messaging and portal services, its flexible business models, and its professional and technical service offerings, it compares favorably with its competition. However, the Company anticipates that competition will continue from existing and new competitors, some of which have greater financial, technological and marketing resources and greater market share than the Company.

SALES AND MARKETING

     Intervoice markets its products directly, with a global sales force, and through more than 70 domestic and international distributors. The Company enters into arrangements with distributors to broaden distribution channels, to increase its sales penetration to specific markets and industries and to provide certain customer services. Distributors are selected based on their access to the markets, industries and customers that are candidates for Intervoice products. The Intervoice direct sales force consists of approximately 70 sales directors and representatives worldwide. During fiscal 2003, approximately 72% and 28% of total Company system revenue were attributable to direct sales to end-users and to sales to distributors, respectively.

     Major domestic distributors include Aurum Technology, Liberty/FiTech, EDS, Fiserv, Nextira One, Norstan, Siemens Business Communications, Sprint and Symitar Systems. Major international distributors include Adamnet (Japan), IVRS (Hong Kong, China), Loxbit (Thailand), Norstan (Canada), Promotora Kranon (Mexico), Siemens AG (Worldwide), Switch (Chile), Tatung (Taiwan) and Telia Promotor (Sweden).

     Subsidiaries of the Company maintain offices in the U.K., Germany, Switzerland, the Netherlands, the United Arab Emirates, and South Africa to support sales throughout Europe, the Middle East and Africa. A company office located in Singapore supports sales in the Pacific Rim. Latin American sales are supported from the Company's Dallas headquarters and through a regional office in Brazil.

     International revenues were 41%, 44% and 48% of total revenues in fiscal 2003, 2002 and 2001, respectively. See "Cautionary Disclosures To Qualify Forward-Looking Statements" under Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risks attendant to the Company's international operations.

     See "Sales" in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on sales by market and geographic area and concentration of revenue.

STRATEGIC ALLIANCES

     The Company actively seeks strategic relationships with companies to build its developing partner ecosystem. The partner ecosystem is built by establishing relationships in three basic areas consisting of software and technology solution partners, system integration partners and niche market partners. These relationships will enhance the Company's technological strength, improve its market position, facilitate shorter time-to-market, enhance its ability to deliver end-to-end solutions, and broaden its market coverage.

     During the third quarter of fiscal year 2003 Intervoice entered into a new strategic alliance agreement with Microsoft. The alliance is multi-faceted, encompassing joint technology initiatives, joint-marketing strategies and joint go-to-market initiatives. The partnership was formed to help make speech recognition solutions mainstream through the implementation of SALT standards based solutions incorporated in Microsoft's Operating Software. The two companies will collaborate and integrate technology, and Intervoice will build some of its voice solutions based on the combined technology. Intervoice is actively seeking additional relationships with partners for the delivery of solutions based on additional emerging open, standards-based solutions.

     The Company also has relationships with several speech technology leaders, including Nuance, ScanSoft and SpeechWorks. These relationships allow Intervoice to integrate speech recognition technologies with core Intervoice technologies to implement fully integrated speech solutions. Intervoice maintains an active relationship with Sun Microsystems for the delivery of its products targeted to the network operators and has also established a relationship with HP for server technology to support the Omvia Media Server product line. In addition, during fiscal 2003 Intervoice also established a relationship with BEA, one of the leading J2EE application server suppliers, for the advancement of VoiceXML based speech recognition solutions. These relationships and others allow Intervoice to act as a complete systems integrator for the voice solutions marketplace.

     The Company also has strategic relationships with major telecommunications equipment suppliers such as Ericsson and Siemens who participate in joint sales opportunities around the world.

BACKLOG

     The Company's systems backlog at February 28, 2003, 2002 and 2001, which does not include the contracted value of future maintenance and managed services to be recognized by the Company, was approximately $37 million, $26 million and $35 million, respectively. The Company expects all existing backlog to be delivered within fiscal 2004. Due to customer demand, some of the Company's sales are completed in the same fiscal quarter as ordered. Thus, the Company's backlog at any particular date may not be indicative of actual sales for any future period.

RESEARCH AND DEVELOPMENT

     Research and development expenses were approximately $23 million, $29 million and $35 million during fiscal 2003, 2002 and 2001, respectively, and included the design of new products and the enhancement of existing products.

     The Company's research and development spending is focused in four key areas. First, software tools are being developed to aid in the development, deployment and management of customer applications incorporating speech recognition and text to speech technologies. Next, hardware and software platforms are being developed which interface with telephony networks and an enterprise's internal data network. Such platforms are being developed to operate in traditional enterprise networks as well as newer network environments such as J2EE and Microsoft's .NET. Third, "voice browsers" based on open standards such as SALT and VoiceXML are being developed. Voice browsers incorporate speech recognition technologies and perform the task of formatting a user's verbal query into an inquiry that can be acted upon and/or responded to by an enterprise system. Finally, research and development activities are focusing on modularization of key hardware and software elements. This is increasingly important in a standards-based, open systems architecture as modularization will allow for interchange of commodity elements to reduce overall systems cost and for the Company's best of breed and core technology strengths to be leveraged into new applications and vertical markets.

     The Company expects to maintain a strong commitment to research and development to remain at the forefront of technology development in its markets, which is essential to the continued improvement of the Company's position in the industry.

PROPRIETARY RIGHTS

     The Company believes that its existing patent, copyright, license and other proprietary rights in its products and technologies are material to the conduct of its business. To protect these proprietary rights, the Company relies on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 28, 2003, the Company owned 62 patents and had 27 pending applications for patents in the United States. In addition, the Company has registered "Intervoice" as a trademark in the United States. Currently, in the United States, the Company has 25 registered trademarks and service marks and three pending applications for such marks. Some of the Company's patents and marks are also registered in certain foreign countries. The Company also has four registered copyrights and one pending application for a copyright in the United States. The Company's software and other products are generally licensed to customers pursuant to a nontransferable license agreement that restricts the use of the software and other products to the customer's internal purposes. Although the Company's license agreements prohibit a customer from disclosing proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. Furthermore, even in cases where patents are granted, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The occurrence of the unauthorized use of the Company's proprietary information by the Company's competitors could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company provides its customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send the Company or its customers letters alleging that the Company's products do or might infringe upon the owners' intellectual property rights, and/or suggesting that the Company or its customers should negotiate a license or cross-license agreement with the owner. The Company's policy is to never knowingly infringe upon any third party's intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. As noted above, the Company currently has a portfolio of 62 patents, and it has applied for and will continue to apply for and receive a number of additional patents to reflect its technological innovations. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement. In certain situations, it might be beneficial for the Company to cross-license certain of its patents for other patents which are relevant to the call automation industry. See Item 3. -- Legal Proceedings for a discussion of certain patent matters.

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

MANUFACTURING AND FACILITIES

     The Company's manufacturing operations consist primarily of the final assembly, integration and extensive testing and quality control of subassemblies, host computer platforms, operating software and the Company's run time software. The Company currently uses third parties to perform printed circuit board assembly, sheet metal fabrication and customer-site service and repair. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments and AT&T Corp., are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. As the Company continues to migrate to open, standards-based systems, it will become increasingly dependent on its component suppliers and software vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company's significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source or at historical prices. Consequently, the Company would be unable to provide products and to service its customers or generate historical operating margins, which would negatively impact its business and operating results.

EMPLOYEES

     As of May 13, 2003, the Company had 719 employees.

MERGER WITH BRITE VOICE SYSTEMS, INC.

     On May 3, 1999, the Company, through a wholly-owned subsidiary, commenced an all cash tender offer (the "Offer") for the purchase of 75% of the outstanding common stock of Brite Voice Systems, Inc. ("Brite"), at a price of $13.40 per share. The Offer was fully subscribed and expired on June 1, 1999. On August 12, 1999 the remaining 25% of Brite shares were exchanged for the Company's shares to complete the merger. The Company entered into a $125 million term loan and borrowed an additional $10 million under a related revolving credit facility to finance the merger. At February 28, 2002 the Company had $30 million of this indebtedness still outstanding. Such amount was refinanced in full during fiscal 2003. See "Liquidity" in Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's current credit facilities.

AVAILABILITY OF COMPANY FILINGS WITH THE SEC

     The Company's Internet website is www.intervoice. com. The Company makes available through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC).

ITEM 2.  PROPERTIES

     The Company owns approximately 225,000 square feet of manufacturing and office facilities in Dallas, Texas. The Company leases approximately 221,000 square feet of office space as follows:

                                                              SQUARE FEET
                                                              -----------
Allen, Texas................................................    130,000
Orlando, Florida............................................     34,000
Manchester, United Kingdom..................................     27,000
Cambridge, United Kingdom...................................     12,000
Other domestic and international locations..................     18,000

     During the fourth quarter of fiscal 2002, the Company announced that it would forego expansion into existing leased space in Allen, Texas, and is attempting to sublease the space for the remaining lease term.

ITEM 3.  LEGAL PROCEEDINGS

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

     None of the Company's customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company's products. An affiliate of Verizon Communications, Inc., Cellco Partnership d/b/a Verizon Wireless, recently settled all claims of patent infringement asserted against it in the matter of RAKTL v. Verizon Communications, Inc. et al, No. 01-CV-5627, in U.S. District Court, Eastern District of Pennsylvania. Verizon Wireless had previously notified the Company of the lawsuit and referenced provisions in a contract for prepaid services which required a wholly owned subsidiary of the Company, Brite Voice Systems Inc., to indemnify Verizon Wireless against claims that its services infringe patents. The clams in the lawsuit made general reference to prepaid services and a variety of other services offered by Verizon Wireless and its affiliates but did not refer to Brite's products or services. The Company had informed Verizon Wireless that it could find no basis for an indemnity obligation under the expired contract and, accordingly, the Company did not participate in the defense or settlement of the matter.

     Even though RAKTL has not alleged that a product provided by the Company infringes a RAKTL patent, it is always possible that RAKTL may do so. In the event that a Company product becomes the subject of litigation, a customer could attempt to invoke the Company's indemnity obligations under the applicable agreement. As with most sales contracts with suppliers of computerized equipment, the Company's contractual indemnity obligations are generally limited to the products and services provided by the Company, and generally require the customer to allow the Company to have control over any litigation and settlement negotiations with the patent holder. The customers who have received letters from RAKTL generally have multiple suppliers of the types of products that might potentially be subject to claims by RAKTL.

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

     In the matter of Aerotel, Ltd. et al, v. Sprint Corporation, et al, Cause No. 99-CIV-11091 (SAS), pending in the United States District Court, Southern District of New York, Aerotel, Ltd., has sued Sprint

Corporation alleging that certain prepaid services offered by Sprint are infringing Aerotel's U.S. Patent No. 4,706,275 ("275 patent"). According to Sprint, the suit originally focused on land-line prepaid services not provided by the Company. As part of an unsuccessful mediation effort, Aerotel also sought compensation for certain prepaid wireless services provided to Sprint PCS by the Company. As a result of the mediation effort, Sprint has requested that the Company provide a defense and indemnification to Aerotel's infringement claims, to the extent that they pertain to any wireless prepaid services offered by the Company. In response to this request, the Company offered to assist (and has in fact been assisting) Sprint's counsel in defending against such claims, to the extent they deal with issues unique to the system and services provided by the Company. Sprint has asserted, among other things, that Intervoice should reimburse Sprint for legal expenses Sprint incurs in connection with defending the wireless services. The trial court, which had temporarily stayed proceedings, recently recommenced proceedings following certain rulings from the United States Patent and Trademark Office. The Company has received opinions from its outside patent counsel that the wireless prepaid services offered by the Company do not infringe the "275 patent". Aerotel has filed expert reports that assert that wireless services provided by the Company are covered under Claim 23 of the "275 patent". Sprint has filed its own expert report rebutting Aerotel's expert.

  PENDING LITIGATION

     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:

     Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 (the "Class Period"). Plaintiffs have filed claims, which were consolidated into one proceeding, under sec.sec. 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

     The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuit vigorously. The Company responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint. Plaintiffs filed an amended complaint on September 23, 2002. The Company has filed a motion to dismiss the amended complaint, and plaintiffs have filed a response in opposition to the Company's motion to dismiss. The Court has ordered the parties to attend a mediation with a neutral third-party mediator during June 2003. All discovery and other proceedings not related to the dismissal have been stayed pending resolution of the Company's request to dismiss the amended complaint.

  Telemac Arbitration

     On March 28, 2003 the Company announced a settlement of an arbitration proceeding in the Los Angeles, California, office of JAMS initiated by Telemac Corporation ("Telemac") against the Company, InterVoice Brite Ltd. and Brite Voice Systems, Inc., JAMS Case No. 1220026278. Telemac's allegations arose out of the negotiation of an Amended and Restated Prepaid Phone Processing Agreement between Telemac and Brite Voice Systems Group, Ltd., and certain amendments thereto, under which Telemac licensed prepaid wireless software for use in the United Kingdom under agreement with O2, formerly

BT Cellnet, a provider of wireless telephony in the United Kingdom. The terms of the settlement included a cash payment to Telemac, which was not significant to the Company's consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Company's outstanding shares of common stock are quoted on the Nasdaq National Market under the symbol INTV. The Company has not paid any cash dividends since its incorporation. The definitive loan documentation evidencing the Company's debt facilities contains a contractual limitation on the Company which restricts its ability to pay a dividend in cash or property, although the Company is permitted to pay stock dividends. The Company does not anticipate paying cash dividends in the foreseeable future.

     High and low share prices as reported on the Nasdaq National Market are shown below for the Company's fiscal quarters during fiscal 2003 and 2002.

FISCAL 2003 QUARTER                                            HIGH     LOW
-------------------                                           ------   ------
1st.........................................................  $ 6.40   $ 3.06
2nd.........................................................  $ 3.09   $ 0.98
3rd.........................................................  $ 2.30   $ 1.30
4th.........................................................  $ 3.19   $ 1.66

FISCAL 2002 QUARTER                                            HIGH     LOW
-------------------                                           ------   ------
1st.........................................................  $12.49   $ 7.25
2nd.........................................................  $13.45   $10.36
3rd.........................................................  $15.67   $ 9.85
4th.........................................................  $17.99   $ 4.98

     On May 13, 2003, there were 814 shareholders of record and approximately 11,300 beneficial shareholders of the Company. The closing price of the Common Stock on that date was $2.58.

     Information regarding securities authorized for issuance under the Company's equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which in turn incorporates by reference a section of the Company's definitive proxy statement.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7.

                                                        FISCAL YEAR ENDED FEBRUARY 28 OR 29
                                                   ---------------------------------------------
                                                   2003*    2002**   2001***   2000****    1999
                                                   ------   ------   -------   --------   ------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales............................................  $156.2   $211.6   $274.7     $286.2    $136.9
Income (Loss) from Operations....................   (44.1)   (51.6)     0.4        0.3      29.1
Income (Loss) Before the Cumulative Effect of a
  Change in Accounting Principle.................   (50.6)   (44.7)     9.5      (14.8)     20.2
Net Income (Loss)................................   (66.4)   (44.7)    (2.3)     (14.8)     20.2
Total Assets.....................................   101.0    175.4    256.8      303.0     111.5
Current Portion of Long Term Debt................     3.3      6.0     18.5       25.0        --
Long Term Debt, Net of Current Portion...........    15.8     24.0     31.1       75.0       5.0
Per Diluted Common Share:
  Income (Loss) Before the Cumulative Effect of a
     Change in Accounting Principle..............   (1.49)   (1.34)    0.28      (0.49)     0.68
  Net Income (Loss)..............................   (1.95)   (1.34)   (0.07)     (0.49)     0.68
Shares Used in Per Diluted Common Share
  Calculation....................................    34.0     33.4     34.3       30.5      29.8

---------------

   * The fiscal 2003 loss from operations was impacted by special charges of $34.3 million related to staffing reductions, facilities closures, the write down of excess inventories, costs associated with loss contracts, loss on early extinguishment of debt, and impairment of certain intangible assets. (See "Special Charges" and "Amortization and Impairment of Goodwill and Acquired Intangible Assets" under Item 7.) The fiscal 2003 net loss was also increased as a result of a $15.8 million charge for the cumulative effect of a change in accounting principle associated with the Company's adoption of Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets". Fiscal 2003 results benefited from a change in the U.S. federal tax law that allowed the Company to recognize net tax benefits of approximately $3.0 million.

  ** The fiscal 2002 loss from operations was impacted by special charges of $33.4 million related to the streamlining of product lines, the write down of excess inventories and non-productive assets, the closure of certain facilities, and staffing reductions (see "Special Charges" under Item 7). The classification of debt outstanding at February 28, 2002 was based on refinancing transactions completed subsequent to February 28, 2002.

 *** The fiscal 2001 loss from operations was impacted by special charges of $8.2 million related to changes in the Company's organizational structure and product offerings (see "Special Charges" under Item 7). Income before the cumulative effect of a change in accounting principle was impacted by these special charges of $8.2 million ($5.4 million net of taxes) and by a $21.4 million ($13.8 million net of taxes) gain on the sale of SpeechWorks International, Inc. common stock (see "Other Income (Expense)" under Item
     7). Sales, income from operations, income before the cumulative effect of a change in accounting principle and net loss also were affected by a change in the Company's method of accounting for revenue recognition. (See "Sales" and "Income (Loss) From Operations and Net Income (Loss)" under Item 7).

**** Fiscal 2000 income from operations and net loss were impacted by special charges of $15.0 million relating to the establishment of a comprehensive cross-license agreement with an affiliate of Lucent Technologies, Inc., provisions for inventories and certain intangible assets made obsolete by the Company's merger with Brite, severance payments to employees of the Company made redundant as a result of the merger with Brite, and charges to bad debts relating to the impairment of certain foreign accounts receivables, and the cancellation of certain customer trade-in obligations. The Company also wrote off $30.1 million of the acquisition cost for Brite as in-process research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY DISCLOSURES TO QUALIFY FORWARD LOOKING STATEMENTS

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the Company cautions current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

     - The Company has experienced recent operating losses and may not operate profitably in the future. The Company incurred net losses of approximately $66.4 million, $44.7 million and $2.3 million in fiscal 2003, 2002 and 2001, respectively. The Company may continue to incur losses, which could hinder the Company's ability to operate its current business. The Company may not be able to generate sufficient revenues from its operations to achieve or sustain profitability in the future.

     - The Company is obligated to make periodic payments of principal and interest under its financing agreements. The Company has material indebtedness outstanding under a mortgage loan secured by the Company's office facilities in Dallas, Texas and under a senior secured term loan facility. The Company is required to make periodic payments of interest under each of these financing agreements and, in the case of the term loan, periodic payments of principal. The Company may, from time to time, have additional indebtedness outstanding under its revolving credit facility. If the Company at any time defaults on any of its payment obligations or other obligations under any financing agreement, the creditors under the applicable agreement will have all rights available under the agreement, including acceleration, termination and enforcement of security interests. The financing agreements also have certain qualified cross-default provisions, particularly for acceleration of indebtedness under any one of the financing agreements. Under such circumstances, the Company's cash position and liquidity would be severely impacted, and it is possible the Company would not be able to pay its debts as they come due.

     - The Company's financing agreements include significant financial and operating covenants and default provisions. In addition to the payment obligations, the Company's senior secured term loan and revolving credit facility and its mortgage loan facility contain significant financial covenants, operating covenants and default provisions. If the Company does not comply with any of these covenants and default provisions, the Company's secured lenders can accelerate all indebtedness outstanding under the facilities and foreclose on substantially all of the Company's assets. In order for the Company to comply with the escalating minimum EBITDA requirements in its senior secured credit facility, the Company will have to continue to increase revenues and/or lower expenses in future quarters.

     - General business activity has declined. The Company's sales are largely dependent on the strength of the domestic and international economies and, in particular, on demand for telecommunications equipment, computers, software and other technology products. The market for telecommunications equipment has declined sharply over the last three years, and the markets for computers, software and other technology products also have declined. In addition, there is concern that demand for the types of products offered by the Company will remain soft for some period of time as a result of domestic and global economic and political conditions.

     - The Company is prone to quarterly sales fluctuations. Some of the Company's transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company's quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company's accuracy in estimating future sales is largely dependent on its ability to successfully qualify, estimate and close system sales from its "pipeline" of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. Accordingly, the Company's actual sales for any fiscal reporting period may be significantly different from any estimate of sales for such period. See the discussion entitled "Sales" in this Item 7 for a discussion of the Company's system for estimating sales and trends in its business.

     - The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits and other claims discussed in Item 3 "Legal Proceedings". The Company believes that each of the pending lawsuits to which it is subject is without merit and intends to defend each matter vigorously. The Company may not prevail in any or all of the litigation or other matters. An adverse judgment in any of these matters, as well as the Company's expenses relating to its defense of a given matter, could have consequences materially adverse to the Company.

     - The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company's products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company's actual and prospective customers. The Company's success is also dependent, to a large degree, on the Company's ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company's products are compatible with the increased variety of technologies and standards. The principal competitors for the Company's systems include Avaya, IBM, Nortel, Aspect Communications, Security First, Comverse Technology, Lucent Technologies and UNISYS. Many of the Company's competitors have greater financial, technological and marketing resources than the Company has. Although the Company has committed substantial resources to enhance its existing products and to develop and market new products, it may not be successful.

     - The Company may not be able to retain its customer base and, in particular, its more significant customers, such as O2. The Company's success depends substantially on retaining its significant customers. The loss of one of the Company's significant customers could negatively impact the Company's results of operations. The Company's installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts. Sales to O2, formerly BT Cellnet, which purchases both systems and managed services from the Company, accounted for approximately 11%, 15% and 19% of the Company's total sales during fiscal 2003, 2002 and 2001, respectively. Under the terms of its recently extended managed services contract with O2 and at current exchange rates, the Company will recognize revenues of approximately $0.9 million per month through July 2003, and $0.7 million per month from August 2003 through the end of the contract in July 2005. The amounts received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound.

     - The Company may not be successful in transitioning its products and services to an open, standards-based business model. The Company has historically provided complete, bundled hardware and software systems using internally developed components to address its customers' total business needs. Increasingly, the markets for the Company's products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft's(R).NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, the Company believes it may sell less hardware and fewer bundled systems and may become increasingly dependent on its development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on the Company's management to transition its products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems. If the Company is unsuccessful in resolving one or more of these challenges, the Company's revenues and profitability could decline.

     - The Company will incur substantial expenses to transition its products and services to an open, standards-based business model. The Company anticipates that it will incur substantial research and development expenses and other expenses to adapt its organization and product and service offerings to an open, standards-based business model. If the Company is unable to accurately estimate the future expenses associated with these strategic initiatives, or if the Company must divert its resources to fund other strategic or operational obligations, the Company's ability to fund the strategic initiatives and to operate profitably will be adversely affected.

     - The Company's reliance on significant vendor relationships could result in significant expense or an inability to serve its customers if it loses these relationships. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments and AT&T Corp., are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. As the Company continues to migrate to open, standards-based systems, it will become increasingly dependent on its component suppliers and software vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company's significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source or at historical prices. Consequently, the Company would be unable to provide products and to service its customers or to generate historical operating margins, which would negatively impact its business and operating results.

     - If third parties assert claims that the Company's products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against the Company or against the Company's customers, the Company could incur substantial costs to defend these claims. If any of these claims is ultimately successful, a third party could require the Company to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to use the infringed intellectual property rights. Moreover, where the claims are asserted with respect to the Company's customers, additional expenses may be involved in indemnifying the customer and/or designing and providing non-infringing products. See Item 3 "Legal Proceedings" for a discussion of certain pending and potential claims of infringement.

     - The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company's products are currently sold in more than 75 countries. The Company's international sales, as a percentage of total Company sales, were 41%, 44% and 48% in fiscal 2003, 2002 and 2001, respectively. International sales are subject to certain risks, including:

          - fluctuations in currency exchange rates;

          - the difficulty and expense of maintaining foreign offices and distribution channels;

          - tariffs and other barriers to trade;

          - greater difficulty in protecting and enforcing intellectual property rights;

          - general economic and political conditions in each country;

          - loss of revenue, property and equipment from expropriation;

          - import and export licensing requirements; and

          - additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from customers speaking different languages and having different cultural approaches to the conduct of business.

     - The Company's inability to properly estimate costs under fixed price contracts could negatively impact its profitability. Some of the Company's contracts to develop application software and customized systems provide for the customer to pay a fixed price for its products and services regardless of whether the Company's costs to perform under the contract exceed the amount of the fixed price. If the Company is unable to estimate accurately the amount of future costs under these fixed price contracts, or if unforeseen additional costs must be incurred to perform under these contracts, the Company's ability to operate profitably under these contracts may be adversely affected. The Company has realized significant losses under certain customer contracts in the past and may experience similar significant losses in the future.

     - The Company's inability to meet contracted performance targets could subject it to significant penalties. Many of the Company's contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for the Company's failure to achieve certain minimum service levels. The Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

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

     - The occurrence of force majeure events could impact the Company's results from operations. The occurrence of one or more of the following events could potentially cause the Company to incur significant losses: acts of God, war, riot, embargoes, acts of civil or military authorities, acts of terrorism or sabotage, shortage of supply or delay in delivery by Intervoice's vendors, the spread of SARS or other diseases, fire, flood, explosion, earthquake, accident, strikes, radiation, inability to secure transportation, failure of communications, failure of utilities or similar events.

RESULTS OF OPERATIONS

     The following table presents certain items as a percentage of sales for the Company's last three fiscal years.

                                                               YEAR ENDED FEBRUARY 28
                                                              ------------------------
                                                              2003*   2002**   2001***
                                                              -----   ------   -------
Sales.......................................................    100%  100.0%    100.0%
Cost of Goods Sold..........................................   56.3    59.3      50.9
                                                              -----   -----     -----
Gross Margin................................................   43.7    40.7      49.1
                                                              -----   -----     -----
Research and Development Expenses...........................   14.5    13.8      12.6
Selling, General and Administrative Expenses................   42.2    39.4      31.4
Amortization of Goodwill and Acquisition Related Intangible
  Assets....................................................    4.5     6.3       5.0
Impairment of Goodwill and Acquisition Related Intangible
  Assets....................................................   10.7     5.5        --
                                                              -----   -----     -----
Operating Income (Loss).....................................  (28.2)  (24.3)      0.1
Other Income (Expense), Net.................................   (4.6)   (1.7)      5.2
                                                              -----   -----     -----
Income (Loss) Before Income Taxes and the Cumulative Effect
  of a Change in Accounting Principle.......................  (32.8)  (26.0)      5.3
Income Taxes (Benefit)......................................   (0.5)   (4.9)      1.9
                                                              -----   -----     -----
Income (Loss) Before the Cumulative Effect of a Change in
  Accounting Principle......................................  (32.3)  (21.1)      3.4
                                                              =====   =====     =====

---------------

  * The fiscal 2003 loss from operations was impacted by special charges of $34.3 million (22.0% of sales) related to staffing reductions, facilities closures, the write down of excess inventories, costs associated with loss contracts, loss on early extinguishment of debt, and impairment of certain intangible assets. (See "Special Charges" and "Amortization and Impairment of Goodwill and Acquired Intangible Assets" under Item 7.) Fiscal 2003 results benefited from a change in the U.S. federal tax law that allowed it to recognize net tax benefits of approximately $3.0 million (1.9% of sales).

 ** The fiscal 2002 loss from operations was impacted by special charges of $33.4 million (15.8% of sales) related to the streamlining of product lines, the write down of excess inventories and non-productive assets, the closure of certain facilities, and staffing reductions (see "Special Charges" under Item 7).

*** The fiscal 2001 loss from operations was impacted by special charges of $8.2 million (3.0% of sales) related to changes in the Company's organizational structure and product offerings (see "Special Charges" under Item 7). Income before the cumulative effect of a change in accounting principle was impacted by these special charges of $8.2 million ($5.4 million or 2.0% of sales, net of taxes) and by a gain on the sale of SpeechWorks International, Inc. common stock of $21.4 million ($13.8 million or 5.0% of sales, net of taxes). See "Other Income (Expense)" under Item 7.

CRITICAL ACCOUNTING POLICIES

     In preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company uses statistical analyses, estimates and projections that affect the reported amounts and related disclosures and that may vary from actual results. The Company considers the following accounting policies to be both those most important to the portrayal of its financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on the company's financial statements.

  REVENUE RECOGNITION

     The Company recognizes revenue from the sale of hardware and software systems, from the delivery of maintenance and other customer services associated with installed systems and from the provision of its enhanced telecommunications services and IVR applications on an ASP (managed service) basis. The Company's policies for revenue recognition follow the guidance in Statement of Position No. 97-2 "Software Revenue Recognition," as amended (SOP 97-2), and SEC Staff Accounting Bulletin No. 101 (SAB 101). The Company adopted SAB 101 effective March 1, 2000. See Item 8, Note D -- Change in Accounting Principle for Revenue Recognition which describes the impact of that change on the fiscal 2001 operating results. If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.

     Sale of Hardware and Software Systems: Many of the Company's sales are of customized software or customized hardware/software systems. Such systems incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. Sales of these customized systems are accounted for using contract accounting principles under either the percentage of completion (POC) or completed contract methodology as further described below. In other instances, particularly in situations where the Company sells to distributors or where the Company is supplying only additional product capacity (i.e., similar hardware and software systems to what is already in place) for an existing customer, the Company may sell systems that do not require significant customization. In those situations, revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.

     Generally, the Company uses POC accounting for its more complex custom systems. In determining whether a particular sale qualifies for POC treatment, the Company considers multiple factors including the value of the contract, the anticipated duration of the contract performance period, and the degree of customization inherent in the project. Projects normally must have an aggregate value of more than $500,000 to qualify for POC treatment. For a project accounted for under the POC method, the Company recognizes revenue as work progresses over the life of the project based on a comparison of actual labor inputs (labor hours worked) to current estimates of total labor inputs required to complete the project. Project estimates are reviewed and updated on a quarterly basis.

     The terms of most POC projects require customers to make interim progress payments during the course of the project based on the Company's completion of contractually defined milestones. Such payments and a written customer acknowledgement at the completion of the project, usually following a final customer test phase, document the customer's acceptance of the project. In some circumstances, the passage of a contractually defined time period or the customer's use of the system in a live operating environment may also constitute final acceptance of a project.

     The Company uses completed contract accounting for smaller custom projects not meeting the POC thresholds described above. The Company also uses completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that the Company's ability to make reasonable estimates is in doubt or where a sale is subject to unusual "inherent hazards" that make the Company's estimates doubtful. Such hazards are unrelated to, or only incidentally related to, the Company's typical activities and include situations where the enforceability of a contract is suspect, completion of the contract is subject to pending litigation, or where the systems produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, the Company recognizes revenue upon customer acceptance as evidenced by a written customer acknowledgement, the passage of a contractually defined time period or the customer's use of the system in a live operating environment.

     The Company generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its system or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in the Company recognizing revenue on a "cash basis", limiting revenue recognition on certain sales of systems and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

     Sale of Maintenance and Other Customer Services: The Company recognizes revenue from maintenance and other customer services when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.

     Sale of Managed Services: The Company can provide enhanced communications solutions to customers on an outsourced basis through its ASP (managed service) business. While specific arrangements can vary, the Company generally builds a customized computer system to address a specific customer's business need and then owns, monitors, and maintains that system, ensuring that it processes the customer's business transactions in accordance with defined specifications. For its services, the Company generally receives a one-time setup fee paid at the beginning of the contract and a service fee paid monthly over the life of the contract. Most contracts range from 12 to 36 months in length.

     The Company combines the setup fee and the total service fee to be received from the customer and recognizes revenue ratably over the term of the ASP contract. The Company capitalizes the cost of the computer system(s) used to provide the service and depreciates such systems over the contract life (for assets unique to the individual contract) or the life of the equipment (for assets common to the general managed service operations). All labor and other period costs required to provide the service are expensed as incurred.

     Loss Contracts: The Company updates its estimates of the costs necessary to complete all customer contracts in process on a quarterly basis. Whenever current estimates indicate that the Company will incur a loss on the completion of a contract, the Company immediately records a provision for such loss as part of the current period cost of goods sold.

  INVENTORIES

     Inventories are valued at the lower of cost or market. Inventories are recorded at standard cost which approximates actual cost determined on a first-in, first-out basis. The Company periodically reviews its inventories for unsaleable or obsolete items and for items held in excess quantities based on current and projected usage. Adjustments are made where necessary to reduce the carrying value of individual items to reflect the lower of cost or market, and any such adjustments create a new carrying value for the affected items.

  INTANGIBLE ASSETS AND GOODWILL

     Intangible Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of the Company's fiscal 2000 acquisition of Brite Voice Systems, Inc., and certain capitalized purchased software. Intangible assets are being amortized using the straight-line method over each asset's estimated useful life. Such lives range from five to twelve years. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which the Company adopted on March 1, 2002, and Statement of Financial Accounting Standards No. 121, which was effective for the Company's fiscal years 2002 and 2001, the Company reviews its intangible assets for possible impairment when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, the Company recognizes an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows.

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

     Goodwill: The Company's goodwill also results from its fiscal 2000 purchase of Brite Voice Systems, Inc. Under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted on March 1, 2002, goodwill is presumed to have an indefinite life and is not subject to annual amortization. Goodwill is subjected, however, to tests for impairment on at least an annual basis and more frequently if triggering events are identified on an interim basis. The impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of the Company, with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, the Company must compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the lesser of that excess or the carrying amount of goodwill.

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

SALES

     The Company is a leader in providing converged voice and data solutions for the network and enterprise markets. The Company operates as a single, integrated business unit focusing on these two major markets. The Company's sales to the network market focus on products and services that are designed to create opportunities for network carriers and service providers to increase revenue through value-added services and/or reduce costs through automation. Sales to the enterprise market focus on providing automated customer service and communications systems that reduce costs and improve customer service levels through enabling accurate and efficient communication and transactions between an enterprise, its customers and its business partners. In both markets, the Company provides a suite of professional services that supports its installed systems including maintenance, implementation, and business and technical consulting services. To further leverage the strong return on investment offered by its systems offerings, the Company also offers enhanced communications solutions to network and enterprise customers on an outsourced basis as an Application Service Provider, or ASP.

     The Company's sales by market for fiscal 2003, 2002 and 2001, were as follows (in millions):

                                                               2003     2002     2001
                                                              ------   ------   ------
Enterprise Systems Sales....................................  $ 52.4   $ 77.6   $ 95.8
Enterprise Services Sales...................................    35.9     30.8     25.6
                                                              ------   ------   ------
Enterprise Total Sales......................................    88.3    108.4    121.4
                                                              ------   ------   ------
Network Systems Sales.......................................    32.3     48.8     86.9
Network Services Sales......................................    35.6     54.4     66.4
                                                              ------   ------   ------
Network Total Sales.........................................    67.9    103.2    153.3
                                                              ------   ------   ------
Total Company Systems Sales.................................    84.7    126.4    182.7
Total Company Services Sales................................    71.5     85.2     92.0
                                                              ------   ------   ------
Total Company Sales.........................................  $156.2   $211.6   $274.7
                                                              ======   ======   ======

     The Company assigns revenues to geographic locations based on the location of the customer. The Company's net sales by geographic area for fiscal years 2003, 2002 and 2001 were as follows (in millions):

                                                               2003     2002     2001
                                                              ------   ------   ------
North America...............................................  $ 91.5   $118.8   $141.6
Central and South America...................................     6.1      7.4     14.9
Pacific Rim.................................................     2.9      5.5     11.6
Europe, Middle East and Africa..............................    55.7     79.9    106.6
                                                              ------   ------   ------
  Total.....................................................  $156.2   $211.6   $274.7
                                                              ======   ======   ======

     International sales constituted 41%, 44% and 48% of total Company sales in fiscal 2003, 2002 and 2001, respectively.

     Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with SAB No. 101, "Revenue Recognition in Financial Statements". The cumulative effect of this change in accounting has been reflected as a charge to fiscal 2001 operations and is discussed below in "Income (Loss) from Operations and Net Income (Loss)". As a result of the change, the Company recognized as part of fiscal 2001 sales $22.4 million of revenue whose contribution to income is included in the cumulative effect adjustment and did not recognize $2.8 million of 2001 sales whose contribution to income would have been recognized had the change in accounting policy not been adopted.

     Total Company sales declined 26% in fiscal 2003 and 23% in fiscal 2002 when compared to sales of the preceding year. The decrease in sales in fiscal 2003 was comprised of decreases in systems sales of approximately 33% in both of the Company's primary markets and a 35% decline in services sales to the network market, partially offset by a 17% increase in services sales to the enterprise market. The reduced levels of systems sales continue to reflect the previously reported sharp declines in the Company's primary markets over the past two years. The Company believes that its major markets will remain soft through fiscal 2004. The decline in services sales to the networks sector is primarily attributable to decreased managed service revenues resulting from a decrease in the volume of activity processed under certain of the Company's contacts, including, particularly, its contract with O2 as further described below. The increase in services sales to the enterprise sector is attributable to 10% growth in the sale of customer support services and growth in the managed services customers base during the year. The Company anticipates continued growth in its enterprises services business, including particularly its managed services business.

     The decrease in sales in fiscal 2002 was comprised of decreases in enterprise and network systems sales of 19% and 44%, respectively, an 18% decrease in network services sales and a 20% increase in enterprise services sales. The decline in system sales reflects the sharp decline in the Company's primary markets, particularly the decline in the market for telecommunications equipment and services during the year. This decline was particularly pronounced in the fourth quarter of 2002 when the Company's sales declined by 52% from the third quarter of fiscal 2002. As in fiscal 2003, the network services decline reflects a reduction in the division's managed services revenues, particularly those attributable to its contract with O2 as further described below. The increase in enterprise services was primarily attributable to growth in the sale of service and support contracts. The impact of foreign currency changes during the year on annual sales for fiscal 2002 was not material.

     The Company has historically made significant sales of systems, customer services and managed services to British Telecom and its affiliate BT Cellnet (together "BT"). In November 2001, BT Cellnet was separated from the British Telecom consolidated group and became O2. Sales to a combination of the BT and O2 entities accounted for 11%, 15% and 19% of the Company's total revenues during fiscal 2003, 2002 and 2001, respectively. Sales under a single managed services contract with BT Cellnet and subsequently with O2 accounted for 8%, 12% and 13% of the Company's total revenues for such years. Monthly minimum managed service revenues under this managed services contract declined during fiscal 2002 from a fiscal 2002 high of approximately $2.6 million per month in March 2001 to a fixed fee of approximately $0.9 million per month as of January 2002 in accordance with the terms of the customer contract. Beginning in June 2003, in conjunction with a contract amendment that extends the term of the managed services agreement for two years to June 2005, the fixed fee will be further reduced to approximately $0.7 million per month. The Company expects its cost of providing services under this contract to rise slightly during the extension period. No other customer accounted for 10% or more of the Company's sales during fiscal 2003, 2002, or 2001.

     The Company uses a system combining estimated sales from its service and support contracts, "pipeline" of systems sales opportunities, and backlog of committed systems orders to estimate sales and trends in its business. Sales in fiscal 2003 from service and support contracts, including contracts for ASP managed services, comprised approximately 46% of the Company's total sales, up from 40% in fiscal 2002. On average, the backlog of systems sales and the pipeline of opportunities for systems sales during the same period have contributed approximately 29% and 25%, respectively. Each contributed approximately 30% of sales during fiscal 2002.

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

     The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. At February 28, 2003, 2002 and 2001, the Company's backlog of systems sales was approximately $37 million, $26 million, and $35 million, respectively.

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

     In fiscal 2003, management implemented an Oracle-based customer relationship management (CRM) tool to provide the necessary data to allow the Company to better, track, manage and forecast its active global sales backlog and pipeline. In fiscal 2004, the Intervoice sales force is performing required weekly forecasting with the CRM tool. The forecasts are expected to provide management and the sales force with the information necessary to effectively direct the Company's complex global sales organization and increase sales productivity. Other projected benefits of the automated CRM process are enhanced strategy formulation through greater insight into market demand and trends and increased visibility into the Company's sales pipeline and backlog.

     The Company is prone to quarterly sales fluctuations. Some of the Company's transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company's quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year.

     To compete effectively in its target markets in fiscal 2004 and beyond, the Company believes it must transition its products and services to an open, standards-based business model. The Company has historically provided complete, bundled hardware and software systems using internally developed components to address its customers' total business needs. Increasingly, the markets for the Company's products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft's(R).NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, the Company believes it may sell less hardware and fewer bundled systems and may become increasingly dependent on its development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on the Company's management to transition its products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems.

SPECIAL CHARGES

 FISCAL 2003

     During fiscal 2003, the Company continued to implement actions designed to lower cost and improve operational efficiency in response to continued softness in the primary markets for its products. It also reviewed its intangible assets for evidence of impairment in light of changes in its business and continued weakness in the world-wide telecommunications networks markets. (See "Amortization and Impairment of Goodwill and Acquired Intangible Assets").

     The following table summarizes the effect of the special charges on fiscal 2003 operations by financial statement category (in millions).

                                                                                       IMPAIRMENT
                                           COST OF     RESEARCH &            OTHER         OF
                                          GOODS SOLD   DEVELOPMENT   SG&A   EXPENSES   INTANGIBLES   TOTAL
                                          ----------   -----------   ----   --------   -----------   -----
Write down of intangible assets.........    $  --         $ --       $--      $ --        $16.7      $16.7
Severance payments and related
  benefits..............................      2.3          0.8       3.1        --           --        6.2
Facilities closures.....................      0.2          0.1       0.4        --           --        0.7
Write down of excess inventories........      4.1           --        --        --           --        4.1
Costs associated with loss contracts....      4.7           --        --        --           --        4.7
Loss on early extinguishment of debt....       --           --        --       1.9           --        1.9
                                            -----         ----       ----     ----        -----      -----
  Total.................................    $11.3         $0.9       $3.5     $1.9        $16.7      $34.3
                                            =====         ====       ====     ====        =====      =====

     The severance and related costs recognized during fiscal 2003 relate to three separate workforce reductions that affected a total of 273 employees. One of the reductions was associated with the Company's consolidation of its separate Enterprise and Networks divisions into a single, integrated organizational structure. The charge also includes costs associated with the resignation of the Networks division president during the first quarter of fiscal 2003. Costs related to facilities closures include $0.4 million for the closure of the Company's leased facility in Chicago, Illinois and $0.3 million associated with the closure of a portion of the Company's leased facilities in Manchester, United Kingdom. The downsizing of the leased space in

Manchester followed from the Company's decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflect the Company's continued assessment of its inventory levels in light of sales projections, the decision to eliminate the U.K. manufacturing operation and the consolidation of the business units. The charges for loss contracts reflect the costs incurred on two contracts which are expected to result in net losses to the Company upon completion. The loss on early extinguishment of debt includes $1.4 million in non-cash charges to write-off unamortized debt discount and unamortized debt issue costs and $0.5 million in prepayment premiums. As of February 28, 2003, approximately $0.4 of severance and related costs remain unpaid. Unpaid amounts are expected to be paid in full during fiscal 2004.

 FISCAL 2002

     During the fourth quarter of fiscal 2002, the Company performed a comprehensive review of the positioning of its product lines, including lines brought forward from its merger with Brite, reevaluated its physical plant needs, and reviewed its aggregate staffing levels. Based on these reviews, the Company took a number of strategic actions designed to lower costs and streamline product offerings. As a result of these actions, the Company incurred special charges of approximately $33.4 million, including $16.4 million for the write down of intangible assets and inventories associated with discontinued product lines, $6.5 million for the write down of excess inventories, $5.2 million for severance payments and related benefits, $4.2 million for facilities closures, and $1.1 million relating to the write down of non-productive fixed assets.

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
                                               =====         ====       ====       =====        =====

     The $11.7 million write down of intangible assets reflects the impairment of the Brite tradename, the impairment of certain IVR technology acquired as part of the Brite acquisition and the impairment of related goodwill (See "Amortization and Impairment of Goodwill and Acquired Intangible Assets"). The $4.4 million write down of inventories and $0.3 million charge to selling, general and administrative ("SG&A") expenses relate to the Company's decision to discontinue sales of certain earlier versions of its payment and messaging systems that run on a different hardware platform than that used by the current versions of those systems. The additional writedown of inventories totaling approximately $6.5 million relates to items which the Company will continue to use in current sales situations but which, given the slowdown in market demand, it held in excess quantities at year end.

     As part of its fiscal 2002 initiatives, the Company announced plans to forego expansion into existing leased space in Allen, Texas and to close its Jacksonville, Florida and Wichita, Kansas locations. As a result of these actions, the Company recorded charges of approximately $4.2 million, including approximately $3.8 million accrued for future lease commitments and approximately $0.4 million for accelerated depreciation expense arising from a reassessment of the useful lives of certain related property and equipment. As part of its overall facilities assessment, the Company also identified and wrote off approximately $1.1 million of fixed assets no longer being used by the Company. As of February 28, 2003, approximately $1.9 million of the accrued lease costs remain unpaid. The Company completed the sale of its Wichita, Kansas office building on May 31, 2002. The $2.0 million in gross proceeds was used to pay down amounts outstanding under the Company's then outstanding revolving credit facility.

     The severance and related costs recognized in the fourth quarter of fiscal 2002 were associated with two workforce reductions that affected 198 employees. As of February 28, 2003, approximately $0.1 million of the total severance and related costs remained unpaid. Unpaid amounts are expected to be paid in full during fiscal 2004.

 FISCAL 2001

     During the fourth quarter of fiscal 2001, the Company changed its organizational structure and eliminated certain product offerings in order to reduce costs and improve the Company's focus on its core competencies and products. As a result of these actions, the Company incurred special charges of approximately $8.2 million, including $3.6 million for severance and related costs, $3.1 million for the write-off of assets associated with discontinued product lines and $1.5 million for estimated customer accommodations related to the discontinued product lines.

     The following table summarizes the effect of these special charges on fiscal 2001 operations by financial statement category (in millions).

                                                          COST OF     RESEARCH AND
                                                         GOODS SOLD   DEVELOPMENT    SG&A   TOTAL
                                                         ----------   ------------   ----   -----
Severance payments and related benefits................     $1.3          $0.4       $1.9   $3.6
Write down of assets associated with discontinued
  product lines........................................      3.1            --        --     3.1
Customer accommodations associated with discontinued
  product lines........................................                     --       1.5     1.5
                                                            ----          ----       ----   ----
Total..................................................     $4.4          $0.4       $3.4   $8.2
                                                            ====          ====       ====   ====

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

     The $3.1 million charge to write off assets is primarily attributable to the Company's decision to discontinue its AgentConnect product line and includes a $2.9 million charge for the impairment of unamortized purchased software (included in other intangible assets) associated with this product. The $1.5 million charge for estimated customer accommodations is comprised primarily of bad debts and customer settlements associated with the Company's decision to discontinue the AgentConnect product line. This charge is reflected in selling, general and administrative expenses. During fiscal 2002, the Company reached settlements with its affected customers for amounts that were less than originally anticipated. As a result, it reversed $0.5 million of the accrual, reducing selling, general and administrative expenses in the third fiscal quarter.

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

 SUBSEQUENT EVENT

     During April 2003, the Company reduced its workforce by 56 positions. The Company estimates that it will incur charges of approximately $1.4 million during the first quarter of fiscal 2004 in connection with this action, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and SG&A expenses, respectively. The majority of such charges are expected to be paid during the first half of fiscal 2004. The Company anticipates that operating expenses will be reduced approximately $0.9 million to $1.2 million per quarter from fourth quarter fiscal 2003 levels once these restructuring activities are completed.

COST OF GOODS SOLD

     Cost of goods sold was $88.0 million (56.3% of sales), $125.6 million (59.3% of sales) and $139.7 million (50.9% of sales) in fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, 2002 and 2001, the Company incurred special charges to cost of goods sold totaling $11.3 million (7.2% of sales), $13.4 million (6.3% of sales) and $4.4 million (1.6% of sales), respectively, as described in the preceding "Special Charges" section. A significant portion of the Company's cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. The decrease in the cost of goods sold percentage relating to other than special charges for fiscal 2003 is attributable to actions taken during fiscal 2003 and 2002 to reduce this fixed component of cost. The Company reduced manufacturing headcount by 70 from ending fiscal 2002 levels, consolidated its manufacturing operations in a single location, and consolidated certain customer service and managed service support centers. The increase in the cost of goods sold percentage relating to other than special charges during fiscal 2002 is primarily attributable to the softness in the Company's fiscal 2002 sales, including, particularly, its fiscal fourth quarter sales.

RESEARCH AND DEVELOPMENT

     Research and development expenses during fiscal 2003, 2002 and 2001 were approximately $22.6 million (14.5% of sales), $29.3 million (13.8% of sales), and $34.6 million (12.6% of sales), respectively. The Company incurred special charges of $0.9 million (0.6% of sales), $1.5 million (0.7% of sales) and $0.4 million (0.1% of sales) in fiscal 2003, 2002 and 2001, respectively, as described in "Special Charges" above. Recurring research and development expenses included the design of new products and the enhancement of existing products.

     The Company's research and development spending is focused in four key areas. First, software tools are being developed to aid in the development, deployment and management of customer applications incorporating speech recognition and text to speech technologies. Next, hardware and software platforms are being developed which interface with telephony networks and an enterprise's internal data network. Such platforms are being developed to operate in traditional enterprise networks as well as newer network environments such as J2EE and Microsoft's.NET. Third, "voice browsers" based on open standards such as SALT and VoiceXML are being developed. Voice browsers incorporate speech recognition technologies and perform the task of formatting a user's verbal query into an inquiry that can be acted upon and/or responded to by an enterprise system. Finally, research and development activities are focusing on modularization of key hardware and software elements. This is increasingly important in a standards-based, open systems architecture as modularization will allow for interchange of commodity elements to reduce overall systems cost and for the Company's best of breed and core technology strengths to be leveraged into new applications and vertical markets.

     The Company expects to maintain a strong commitment to research and development to remain at the forefront of technology development in its business markets, which is essential to the continued improvement of the Company's position in the industry.

SELLING, GENERAL AND ADMINISTRATIVE

     SG&A expenses totaled $65.9 million (42.2% of sales), $83.3 million (39.4% of sales), and $86.2 million (31.4% of sales), in fiscal 2003, 2002 and 2001, respectively. Such amounts included special charges of $3.5 million (2.2% of sales), $6.8 million (3.2% of sales) and $3.4 million (1.2% of sales), respectively, as described in "Special Charges" above. SG&A expenses have declined in absolute dollars as a result of cost control initiatives implemented by the Company and as a result of lower commissions and incentive bonuses being earned on lower sales volumes. SG&A expenses have increased as a percent of the Company's total sales because of the decline in sales.

AMORTIZATION AND IMPAIRMENT OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS

     In connection with its purchase of Brite in fiscal 2000, the Company recorded intangible assets and goodwill totaling $103.8 million. These assets were assigned useful lives ranging from 5 to 10 years. For the fiscal years ended February 28, 2003, 2002 and 2001, the Company recognized amortization and impairment expense related to these assets as follows (in millions):

                                                              2003    2002    2001
                                                              -----   -----   -----
Amortization of goodwill....................................  $  --   $ 2.6   $ 2.9
Amortization of other acquisition related intangible
  assets....................................................    7.1    12.8    10.9
                                                              -----   -----   -----
     Total amortization of goodwill and other acquisition
       related intangible assets............................    7.1    13.4    13.8
                                                              -----   -----   -----
Impairment of other acquisition related intangible assets as
  described below...........................................   16.7     8.0      --
Impairment of goodwill in connection with the impairment of
  other acquisition related intangible assets as described
  below.....................................................     --     3.7      --
                                                              -----   -----   -----
     Total impairment charged to operating income...........   16.7    11.7      --
                                                              -----   -----   -----
Total amortization and impairment charged to operating
  income....................................................  $23.8   $25.1   $13.8
                                                              =====   =====   =====
Impairment of goodwill in connection with the adoption of
  SFAS No. 142 as described below...........................  $15.8   $  --   $  --
                                                              =====   =====   =====

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

     In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its Networks division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability. Effective August 1, 2002, the Company combined its divisions into a single integrated organizational structure in order to address changing market demands and global customer requirements. The Company conducted its required annual test of goodwill impairment during the fourth quarter of fiscal 2003. No additional impairment of goodwill was indicated. Accordingly, at February 28, 2003, the Company's remaining acquired goodwill totaled $3.4 million

     During fiscal 2003, the Company was adversely affected by continuing softness in the general U.S. economy, by extreme softness in the worldwide network/telecommunications market and by political tensions in parts of South America and the Middle East. The Company experienced a second year of declining network revenue and significantly reduced its estimates of near term growth in revenue and net income for its networks based products. As a result, the Company determined that a triggering event, as defined in SFAS No. 144, had occurred during the fourth quarter of fiscal 2003 and, accordingly, the Company evaluated its intangible assets for evidence of impairment. Based on the results of its review, the Company recognized impairment charges of $14.2 million and $2.5 million, respectively, to reduce the carrying value of its customer relations and developed technology intangible assets to their respective fair values, which were based on estimated discounted future cash flows.

     During the fourth quarter of fiscal 2002, the Company performed a comprehensive review of the positioning of all product lines, including lines brought forward from its fiscal 2000 merger with Brite. As a result of decisions made during that review, the Company performed impairment tests in accordance with its stated policies on the Brite tradename and on certain of the developed technology associated with the Brite acquisition. Based on these tests, the Company recorded impairment charges of $4.8 million and $3.2 million, respectively, to reduce the carrying value of these intangible assets and an additional charge of $3.7 million to reduce the carrying value of goodwill associated with the impaired assets.

     At February 28, 2003, the Company had $9.3 million in net intangible assets other than goodwill which will be subject to amortization in future periods. The estimated amortization expense attributable to the Company's intangible assets for each of the next five years and thereafter is as follows (in millions):

Fiscal 2004.................................................  $3.0
Fiscal 2005.................................................  $1.6
Fiscal 2006.................................................  $1.2
Fiscal 2007.................................................  $1.1
Fiscal 2008.................................................  $1.1
Thereafter..................................................  $1.3

OTHER INCOME (EXPENSE)

     Other income (expense) during fiscal 2003 and 2002 was primarily interest income on cash and cash equivalents. During fiscal 2003, the Company also incurred foreign currency transaction losses of approximately $0.9 million.

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

INTEREST EXPENSE

     The Company incurred interest expense of approximately $4.7 million, $4.9 million and $8.2 million during fiscal 2003, 2002 and 2001, respectively. Substantially all of this expense relates to the Company's long term borrowings initially obtained in connection with the Brite merger and as subsequently refinanced (See "Liquidity and Capital Resources" for a description of the Company's long term borrowings). The reduction in interest expense from fiscal 2001 through fiscal 2003 is primarily attributable to the lower levels of debt outstanding during 2002 and 2003, partially offset in fiscal 2003 by additional costs associated with the amortization of debt issuance costs and debt discounts associated with financings undertaken during the year. Borrowings under the credit agreements totaled $19.1 million, $30.0 million and $49.6 million at February 28, 2003, 2002 and 2001, respectively. Assuming principal payments in accordance with the Company's existing financing agreements and interest rates consistent with current market rates, the Company expects its fiscal 2004 interest expense to be approximately $2.5 million

     From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company's outstanding floating rate debt to a fixed rate basis. Of the $4.9 million total interest expense in fiscal 2002, approximately $1.5 million was attributable to net settlements under the interest rate swap arrangements. The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of February 28, 2003 and 2002.

INCOME TAXES

     The Company's income tax benefit for fiscal 2003 and 2002 differs significantly from the federal statutory rate of 35% primarily as a result of benefits recognized in fiscal 2003 as a result of a change in U.S. tax law, operating losses and credit carryforwards generated but not benefited, non-deductible amortization of goodwill resulting from the merger with Brite, and various U.S. tax credits.

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

     The Company's federal income tax returns for fiscal years 2000 and 2001 are currently being audited by the Internal Revenue Service. The Company has tentatively agreed to proposed adjustments from the IRS challenging certain positions taken by the Company on those returns. Although resolution of the issues is still subject to final review by the Joint Committee on Taxation, it is probable that as a result of these proposed adjustments, the Company will lose the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001. If this occurs, the Company will be required to repay up to $2.0 million of refunds previously received from the IRS plus accrued interest. The Company has recorded a charge for these probable adjustments as part of its net tax provision (benefit) for fiscal 2003. The Company expects final resolution of the issue and cash settlement with the IRS to occur during the first half of fiscal 2004. Any net operating losses which ultimately cannot be carried back to prior years under the settlement with the IRS may be carried forward to future years.

     At February 28, 2003, the Company had U.S. net operating loss carryforwards totaling $45.0 million, including $13.7 million which will expire in 2022 and $31.3 million which will expire in 2023. The Company also had $4.3 million and $1.3 million in research and development and foreign tax credit carryforwards, respectively, at February 28, 2003. If unused, the R&D tax credit carryforwards will begin to expire in 2019, and the foreign tax credit carryforwards will begin to expire in 2005.

     The Company has established a valuation allowance of $29.3 million against its net deferred tax assets, including the carryforwards described above. The Company believes the existence of losses in its U.S. operations and the dependency of its international subsidiaries on continuing U.S. operations prevent it from concluding that it is more likely than not that its deferred tax assets will be realized. If some or all of such reserved deferred tax assets are ultimately realized, approximately $1.8 million of the valuation allowance reversal related to stock option deductions will not provide future benefit to income but rather will be credited to additional capital.

     In fiscal 2002, the Company did not provide a valuation allowance for deferred assets associated with its foreign subsidiaries. In providing such a reserve during fiscal 2003, the Company recognized tax expense totaling $0.8 million to increase the valuation allowance for net foreign deferred tax assets that existed at February 28, 2002. During fiscal 2003, and as discussed in "Amortization and Impairment of Goodwill and Acquired Intangible Assets", the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce intangible asset to goodwill. As a result of this transaction, the Company increased the valuation allowance associated with its U.S. net deferred tax asset by $1.4 million.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS)

     The Company generated a loss from operations of $(44.1) million, a loss before the cumulative effect of a change in accounting principle of $(50.6) million and a net loss of $(66.4) million during fiscal 2003. Its loss from operations and net loss totaled $(51.6) million and $(44.7) million, respectively, in fiscal 2002. In fiscal 2001, the Company generated operating income of $0.4 million, income before the cumulative effect of a change in accounting principle of $9.5 million and a net loss of $(2.3) million.

     During each of fiscal 2003, 2002 and 2001, the Company incurred significant special charges as previously described in this Item 7 totaling $34.3 million, $33.4 million and $8.2 million, respectively. In fiscal 2003, the Company benefited from a change in the U.S. federal tax law that allowed it to recognize net tax benefits of approximately $3.0 million. In fiscal 2001, the Company also recognized the previously described non-recurring gain of $21.4 million associated with the Company's sale of SpeechWorks International, Inc. common stock.

     The Company's losses in fiscal 2003 and fiscal 2002 are primarily attributable to the significant decline in the Company's sales volumes from 2001 levels and to the significant restructuring and other special charges incurred by the Company in its efforts to adjust its operations to the rapidly changing market for its products. While the Company benefited throughout fiscal 2003 and 2002 from the cumulative effect of these efforts, its aggregate costs were too high to allow the Company to operate profitably in the face of the sharp downturn in sales activity.

     The cumulative effect of a change in accounting principle on prior years associated with the Company's adoption of SFAS No. 142 in fiscal 2003 resulted in a charge to income of $15.8 million. Assuming the accounting change had been applied retroactively by the Company to prior periods, pro forma net loss for fiscal 2002 and pro forma net income for 2001 would have been ($40.3) million and $1.8 million, respectively. Net loss per common share would have been ($1.21) in 2002, and net income per diluted share would have been $0.05 in 2001. Had the Company not adopted SFAS No. 142, the Company's net loss for the year ended February 28, 2003 would have been $54.7 million or $1.61 per share.

LIQUIDITY AND CAPITAL RESOURCES

  CASH AND CASH EQUIVALENTS

     The Company had $26.2 million in cash and cash equivalents at February 28, 2003, an increase of $8.6 million over ending fiscal 2002 balances. Borrowings under the Company's long-term credit facilities totaled $19.1 million at February 28, 2003, a reduction of $10.9 million from fiscal 2002 ending balances.

     Although it incurred a net loss for fiscal 2003 of $66.4 million, over 80% of this loss was attributable to non-cash charges for depreciation and amortization ($16.1 million), the impairment of intangible assets ($32.5 million), and the reduction of certain inventory values ($5.7 million). In addition, the Company aggressively managed its inventory holdings, its extension of credit and its accounts receivable collection efforts during the year. Inventory balances excluding the write-down in certain values described above declined significantly during fiscal 2003, generating $12.4 million of operating cash, and days sales outstanding (DSOs) of accounts receivable were 61 days at February 28, 2003, down from 133 days at February 28, 2002. As a result, despite the net loss, the Company generated $23.6 million in cash from operating activities during fiscal 2003.

     For sales of certain of its more complex, customized systems (generally ones with a sales price of $500,000 or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $4.9 million (19.0% of total net receivables) at February 28, 2003. The Company expects to bill and collect unbilled receivables as of February 28, 2003 within the next twelve months.

     While the Company continues to focus on the level of its investment in accounts receivable, it now generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its system or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in the Company recognizing revenue on a "cash basis", limiting revenue recognition on certain sales of systems and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

     The Company's federal income tax returns for its fiscal years 2000 and 2001 are currently being audited by the Internal Revenue Service. The Company has tentatively agreed to proposed adjustments from the IRS challenging certain positions taken by the Company on those returns. Although resolution of the issues is still subject to final review by the Joint Committee on Taxation, it is probable that as a result of these proposed adjustments, the Company will lose the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001. If this occurs, the Company will be required to repay up to $2.0 million of refunds previously received from the IRS plus accrued interest. The Company has recorded a charge for these probable adjustments as part of its net tax provision (benefit) for fiscal 2003. The Company expects final resolution of the issue and cash settlement with the IRS to occur during the first half of fiscal 2004. Any net operating losses which ultimately cannot be carried back to prior years under the settlement with the IRS may be carried forward to future years.

     The Company's wholly owned subsidiary, Brite Voice Systems, Inc. ("Brite") has filed a petition in the United States Tax Court seeking a redetermination of a Notice of Deficiency issued by the IRS to Brite. The amount of the proposed deficiency is $2.4 million before interest or penalties and relates primarily to a disputed item in Brite's August 1999 federal income tax return. The Company and the IRS have reached a tentative agreement, subject to final review and approval by the Joint Committee on Taxation, which eliminates the proposed deficiency and, in fact, results in the Company receiving a small net refund. The Company expects final resolution of this matter to occur during the first half of fiscal 2004.

     The Company used $2.6 million of cash in net investing activities and used $13.7 million of cash in net financing activities, including the net repayment of debt described above and the payment of $2.5 million in debt issuance costs associated with various refinancing activities undertaken during the year as further described below.

  MORTGAGE LOAN

     In May 2002, the Company entered into a $14.0 million mortgage loan secured by a first lien on the Company's Dallas headquarters. The mortgage loan bears interest, payable monthly, at the greater of 10.5% or the prime rate plus 2%. The principal balance is due in May 2005. Proceeds from the loan were used to partially repay amounts outstanding under the amortizing term loan that existed at the time the Company entered into the mortgage. In October 2002 and February 2003, the Company amended the mortgage loan to modify a minimum net equity covenant contained in the loan agreement. Under the amended loan, the Company must have at least $5.0 million in net equity at the end of each of its fiscal quarters beginning with the quarter ending August 31, 2004. In connection with these amendments, the Company prepaid $3.5 million of the original principal amount outstanding under the loan. The mortgage loan contains cross-default provisions with respect to the Company's new term loan and revolving credit agreement, such that a default under the credit facility which leads to the acceleration of amounts due under the facility and the enforcement of liens against the mortgaged property also creates a default under the mortgage loan.

  NEW TERM LOAN AND REVOLVING CREDIT AGREEMENT

     In August 2002, the Company entered into a new credit facility agreement with a lender which provided for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($16.4 million maximum at February 28, 2003) or a defined borrowing base comprised primarily of eligible U.S. and U.K. accounts receivable ($0.3 million maximum at February 28, 2003). The term loan bears interest, payable monthly, at the prime rate plus 2.75% (7% at February 28, 2003). Principal is due in equal monthly installments of approximately $0.3 million through July 2005 and final payments of approximately $0.6 million in August 2005. Proceeds from the term loan were used to retire $9.0 million of convertible notes outstanding at the time the Company entered into the credit facility, to pay $0.6 million in accrued interest and early termination premiums related to the convertible notes and to provide additional working capital to the Company.

     Any advances under the revolver loan will accrue interest at the prime rate plus a margin of 0.5% to 1.5%, or at the London Inter-bank Offering Rate plus a margin of 3% to 4%. The Company may request an advance under the revolver loan at any time during the term of the revolver agreement so long as the requested advance does not exceed the then available borrowing base. The Company has not requested an advance under the revolver as of the date of this filing. The term loan and the revolving credit agreement expire on August 29, 2005.

     The new credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company is initially required to have EBITDA, as defined in the agreement, in minimum cumulative amounts on a monthly basis through August 31, 2003. While lower amounts are allowed within each fiscal quarter, the Company must generate cumulative EBITDA of $5.0 million and $9.0 million, respectively, for the nine and twelve month periods ending May 31, 2003 and August 31, 2003. Thereafter, the Company is required to have minimum cumulative EBITDA, as defined, of $15 million and $20 million for the 12-month periods ending November 30, 2003 and February 29, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. In order for the Company to comply with the escalating minimum EBITDA requirements in the credit facility, the Company will have to continue to increase revenues and/or lower expenses in future quarters. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $4.0 million for any fiscal year beginning on or after March 1, 2003 except in certain circumstances and with the lender's prior approval.

     Borrowings under the new credit facility are secured by first liens on virtually all of the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The new credit facility contains cross-default provisions with respect to the Company's mortgage loan, such that an event of default under the mortgage loan which allows the mortgage lender to accelerate the mortgage loan or terminate the agreement creates a default under the credit facility. As of February 28, 2003, the Company was in compliance with all financial and operating covenants.

  WARRANTS

     In connection with a sale of convertible notes during fiscal 2003, which notes were subsequently redeemed in full for cash prior to year end, the Company issued warrants to the buyers. The warrants give the holders the right to purchase from the Company, for a period of three years, an aggregate of 621,304 shares of the Company's common stock for $4.0238 per share as of the date of issuance. Under certain circumstances, this "purchase" may be accomplished through a cashless exercise. Both the number of warrants and the exercise price of the warrants are subject to antidilution adjustments as set forth in the warrants. If the Company is prohibited from issuing warrant shares under the rules of the Nasdaq National Market, the Company must redeem for cash those warrant shares which cannot be issued at a price per warrant share equal to the difference between the weighted average market price of the Company's common stock on the date of attempted exercise and the applicable exercise price. The Company's obligations under the warrants remain in force and are unaffected by the redemption of the convertible notes.

  COSTS ASSOCIATED WITH THE REFINANCINGS

     During fiscal 2003, the Company incurred approximately $1.5 million in debt issuance costs, consisting primarily of investment banking and legal fees, to establish the new term loan and revolving credit agreement and the mortgage loan. Such costs were capitalized and are being charged to interest expense over the life of the related debt obligations. In addition, in connection with the restructuring of its fiscal 2002 debt, the Company incurred approximately $1.0 million in debt issuance costs associated with the convertible notes and warrants. During the third quarter of fiscal 2003, the Company recognized a loss of approximately $1.9 million on the early extinguishment of the convertible notes. The loss included a $0.5 million early conversion/ retirement premium as well as the non-cash costs to write off the unamortized debt issuance costs and unamortized discount associated with the convertible notes.

  SUMMARY OF FUTURE OBLIGATIONS

     The following table summarizes the Company's obligations and commitments as of February 28, 2003, to be paid in fiscal 2004 through 2008 (in millions):

NATURE OF COMMITMENT                                 2004   2005   2006    2007   2008
--------------------                                 ----   ----   -----   ----   ----
Long-term debt, excluding related interest
  amounts..........................................  $3.3   $3.3   $12.5   $ --   $ --
Operating lease payments...........................   3.2    2.8     2.4    1.3    0.8
                                                     ----   ----   -----   ----   ----
Total obligations and commitments..................  $6.5   $6.1   $14.9   $1.3   $0.8
                                                     ====   ====   =====   ====   ====

     The Company believes its cash reserves and internally generated cash flow along with any cash availability under its revolver loan will be sufficient to meet its operating cash requirements for the next twelve months.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            THREE MONTHS ENDED
                                            --------------------------------------------------
                                            MAY 31,   AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,
FISCAL 2003*                                 2002        2002          2002           2003
------------                                -------   ----------   ------------   ------------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales.....................................  $ 38.4      $ 35.6        $ 44.0         $ 38.2
Gross profit (loss).......................    15.6        10.9          21.7           20.0
Income (loss) from operations.............    (9.8)      (15.8)         (0.9)         (17.6)
Income (loss) before the cumulative effect
  of a change in accounting principle.....    (8.7)      (16.3)         (7.8)         (17.8)
Net income (loss).........................   (24.5)      (16.3)         (7.8)         (17.8)
Income (loss) before the cumulative effect
  of a change in accounting principle per
  diluted share...........................   (0.26)      (0.48)        (0.23)         (0.52)
Net income (loss) per diluted share.......   (0.72)      (0.48)        (0.23)         (0.52)

                                                            THREE MONTHS ENDED
                                            --------------------------------------------------
                                            MAY 31,   AUGUST 31,   NOVEMBER 30,   FEBRUARY 28,
FISCAL 2002                                  2001        2001          2001          2002**
-----------                                 -------   ----------   ------------   ------------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Sales.....................................  $ 61.5      $ 64.5        $ 58.1         $ 27.6
Gross profit (loss).......................    33.7        33.1          30.5          (11.2)
Income (loss) from operations.............     3.2         3.6           1.3          (59.7)
Net income (loss).........................     1.4         1.7            --          (47.8)
Net income (loss) per diluted share.......    0.04        0.05          0.00          (1.42)

---------------

 * During fiscal 2003, the Company incurred special charges of $2.6 million, $10.1 million, $4.9 million and $16.7 million, respectively, in its first, second, third and fourth fiscal quarters. The special charges included

   $6.2 million of severance and related benefit costs, $0.7 million related to facilities closures, $4.1 million write down of excess inventories, $4.7 million of charges for contracts expected to result in losses to the Company, $1.9 million loss on early extinguishment of debt, and $16.7 million related to impairment of certain intangible assets. (See "Special Charges".) The Company benefited from a change in the U.S. federal tax law that allowed it to recognize net tax benefits of approximately $3.0 million.

** During the fourth quarter of fiscal 2002, the Company incurred special charges of $33.4 million, including $16.4 million for the write down of intangible assets and inventories associated with discontinued product lines, $6.5 million for the write down of excess inventories, $5.2 million for severance payments and related benefits, $4.2 million for facilities closures, and $1.1 million relating to the write down of non-productive fixed assets. (See "Special Charges".) Sales for the quarter were reduced as a result of the Company's decisions to accept the return of two systems sales in the aggregate amount of $7.7 million. Pretax income for the fourth quarter was reduced by approximately $6.5 million as a result of these returns.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests cash balances in excess of operating requirements in short-term securities that generally have maturities of 90 days or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with this investment.

     At February 28, 2003, the Company's outstanding long-term debt was comprised of the following (in millions):

                                                              FEBRUARY 28, 2003
                                                              -----------------
Mortgage loan, bearing interest payable monthly at the
  greater of 10.5% or the prime rate plus 2.0%; principal
  due May 28, 2005..........................................        $10.5
Amortizing term loan, principal due in equal monthly
  installments of approximately $0.3 million through July
  2005 with final payments totaling approximately $0.6
  million in August 2005; interest payable monthly, accruing at a rate equal to the prime rate plus 2.75% (7.0% at
  February 28, 2003)........................................          8.6
                                                                    -----
                                                                    $19.1
                                                                    =====

     The following table provides information about the Company's credit agreements that are sensitive to changes in interest rates. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of February 28, 2003.

                                                                      FISCAL
                                                              ----------------------
                                                              2004    2005     2006
                                                              -----   -----   ------
                                                              (DOLLARS IN MILLIONS)
Long-term debt variable rate U.S.$..........................  $3.3    $3.3    $12.5
Projected weighted average interest rate....................   9.1%    9.6%    10.0%

  FOREIGN CURRENCY RISKS

     The Company transacts business in certain foreign currencies including, particularly, the British pound and the Euro. The Company's primary software application development, research and development and other administrative activities are conducted from offices in the United States and the United Kingdom, and its primary manufacturing operations are conducted in the United States. Virtually all sales arranged through the Company's U.S. offices are denominated in U.S. dollars, which is the functional and reporting currency of the U.S. entity. Sales arranged through the Company's U.K. subsidiary are denominated in various currencies, including the British pound, the U.S. dollar and the Euro; however, the U.K. subsidiary's functional currency is the British pound. For the fiscal year ended February 28, 2003, sales originating from the Company's U.K. subsidiary represented approximately 34% of consolidated sales. As a result of its international operations, the Company is subject to exposure from adverse movements in certain foreign currency exchange rates. The Company has not historically used foreign currency options or forward contracts to hedge its currency exposures because of variability in the timing of cash flows associated with its larger contracts where payments are tied to the achievement of project milestones, and it did not have any such hedge instruments in place at February 28, 2003. Rather, the Company attempts to mitigate its foreign currency risk by transacting business in the functional currency of each of its major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received.

     At February 28, 2003, the Company had an intercompany balance payable to its U.K. subsidiary totaling approximately $24.5 million. The Company considers such intercompany balance to be a long-term investment, as defined under the guidance of Statement of Financial Accounting Standards No. 52 -- Foreign Currency Translation, and management has no plans within the foreseeable future to pay amounts owed to its U.K. subsidiary. Accordingly, foreign exchange fluctuations on the balance are recorded as a component of accumulated other comprehensive loss in the statement of stockholders' equity.

     As noted above, the Company's operating results are exposed to changes in certain exchange rates including, particularly, those between the U.S. dollar, the British pound and the Euro. When the U.S. dollar strengthens against the other currencies, the Company's sales are negatively affected upon the translation of U.K. operating results to the reporting currency. The effect of these changes on the Company's operating profits varies depending on the level of British pound denominated expenses and the U.K. subsidiary's overall profitability. For the fiscal year ended February 28, 2003, the result of a hypothetical, uniform 10% strengthening in the value of the U.S. dollar relative to the British pound and the Euro would have been a decrease in sales of approximately $3.4 million and a reduction in the net loss of approximately $1.3 million. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and/or operating expenses, changes in exchange rates also could affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditor's Report of Ernst & Young LLP and the Consolidated Financial Statements of the Company as of February 28, 2003 and 2002 and for each of the three years in the period ended February 28, 2003 follow:

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Intervoice, Inc.

     We have audited the accompanying consolidated balance sheets of Intervoice, Inc. and subsidiaries as of February 28, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended February 28, 2003. Our audits also included the financial statement schedule listed in the index at
Item 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intervoice, Inc. and subsidiaries at February 28, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes C and D and to the consolidated financial statements, respectively, effective March 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets and effective March 1, 2000 the Company changed its method of accounting for certain revenues.

                                                               ERNST & YOUNG LLP

Dallas, Texas
May 5, 2003

                                INTERVOICE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 28,   FEBRUARY 28,
                                                                  2003           2002
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                         ASSETS
Current Assets
  Cash and cash equivalents.................................    $ 26,211       $ 17,646
  Trade accounts receivable, net of allowance for doubtful
     accounts of $2,527 in 2003 and $3,492 in 2002..........      25,853         40,783
  Inventory.................................................       8,895         27,524
  Prepaid expenses and other current assets.................       5,277          6,152
  Deferred income taxes.....................................          --            819
                                                                --------       --------
                                                                  66,236         92,924
Property and Equipment
  Land and buildings........................................      16,708         19,530
  Computer equipment and software...........................      32,660         30,379
  Furniture, fixtures and other.............................       2,667          2,328
  Service equipment.........................................       8,744          7,902
                                                                --------       --------
                                                                  60,779         60,139
  Less allowance for depreciation...........................      40,406         33,787
                                                                --------       --------
                                                                  20,373         26,352
Other Assets
  Intangible assets, net of accumulated amortization of
     $32,218 in 2003 and $29,992 in 2002....................       9,326         37,439
  Goodwill..................................................       3,401         16,500
  Other assets..............................................       1,655          2,153
                                                                --------       --------
                                                                $100,991       $175,368
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................    $ 12,513       $ 22,661
  Accrued expenses..........................................      12,705         10,826
  Customer deposits.........................................       9,061          5,963
  Deferred income...........................................      25,478         24,426
  Current portion of long term borrowings...................       3,333          6,000
  Income taxes payable......................................       6,240          4,162
                                                                --------       --------
                                                                  69,330         74,038
Long Term Liabilities.......................................         856          1,916
Deferred Income Taxes.......................................          44             --
Long Term Borrowings........................................      15,778         23,980
Stockholders' Equity
  Preferred Stock, $100 par value -- 2,000,000 shares
     authorized: none issued Common Stock, no par value, at
     nominal assigned value -- 62,000,000 shares authorized:
     34,111,101 issued and outstanding in 2003, 34,029,180
     issued and outstanding in 2002.........................          17             17
  Additional capital........................................      65,144         61,725
  Retained earnings (accumulated deficit)...................     (46,768)        19,618
  Accumulated other comprehensive loss......................      (3,410)        (5,926)
                                                                --------       --------
                                                                  14,983         75,434
                                                                --------       --------
                                                                $100,991       $175,368
                                                                ========       ========

                See notes to consolidated financial statements.

                                INTERVOICE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FISCAL YEAR ENDED
                                                            ------------------------------------------
                                                            FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                                                2003           2002           2001
                                                            ------------   ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales
  Systems.................................................    $ 84,755       $126,379       $182,784
  Services................................................      71,457         85,257         91,963
                                                              --------       --------       --------
                                                               156,212        211,636        274,747
                                                              --------       --------       --------
Cost of goods sold
  Systems.................................................      60,723         87,173         95,800
  Services................................................      27,292         38,389         43,924
                                                              --------       --------       --------
                                                                88,015        125,562        139,724
                                                              --------       --------       --------
Gross margin
  Systems.................................................      24,032         39,206         86,984
  Services................................................      44,165         46,868         48,039
                                                              --------       --------       --------
                                                                68,197         86,074        135,023
                                                              --------       --------       --------
Research and development expenses.........................      22,592         29,308         34,594
Selling, general and administrative expenses..............      65,941         83,316         86,193
Amortization of goodwill and acquisition related
  intangible assets.......................................       7,101         13,378         13,844
Impairment of goodwill and acquisition related intangible
  assets..................................................      16,710         11,684             --
                                                              --------       --------       --------
Income (loss) from operations.............................     (44,147)       (51,612)           392
Other income (expense)....................................        (658)         1,433         22,435
Loss on early extinguishment of debt......................      (1,868)            --             --
Interest expense..........................................      (4,674)        (4,939)        (8,187)
                                                              --------       --------       --------
Income (loss) before income taxes and the cumulative
  effect of a change in accounting principle..............     (51,347)       (55,118)        14,640
Income tax (benefit)......................................        (752)       (10,428)         5,124
                                                              --------       --------       --------
Income (loss) before the cumulative effect of a change in
  accounting principle....................................    $(50,595)      $(44,690)      $  9,516
Cumulative effect of change in accounting principle.......     (15,791)            --        (11,850)
                                                              --------       --------       --------
Net loss..................................................    $(66,386)      $(44,690)      $ (2,334)
                                                              ========       ========       ========
Per Basic Share:
Income (loss) before the cumulative effect of a change in
  accounting principle....................................    $  (1.49)      $  (1.34)      $   0.29
Cumulative effect of change in accounting principle.......       (0.46)            --          (0.36)
                                                              --------       --------       --------
Net loss..................................................    $  (1.95)      $  (1.34)      $  (0.07)
                                                              ========       ========       ========
Per Diluted Share:
Income (loss) before the cumulative effect of a change in
  accounting principle....................................    $  (1.49)      $  (1.34)      $   0.28
Cumulative effect of a change in accounting principle.....       (0.46)            --       $  (0.35)
                                                              --------       --------       --------
Net loss..................................................    $  (1.95)      $  (1.34)      $  (0.07)
                                                              ========       ========       ========

                See notes to consolidated financial statements.

                                INTERVOICE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          ACCUMULATED
                               COMMON STOCK                                                  OTHER
                            -------------------   ADDITIONAL     UNEARNED     RETAINED   COMPREHENSIVE
                              SHARES     AMOUNT    CAPITAL     COMPENSATION   EARNINGS       LOSS         TOTAL
                            ----------   ------   ----------   ------------   --------   -------------   --------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at February 29,
  2000....................  32,587,524    $16      $49,984       $(3,701)     $ 66,642      $  (910)     $112,031
  Net loss................          --     --           --            --        (2,334)          --        (2,334)
  Foreign currency
    translation
    adjustment............          --     --           --            --            --       (3,145)       (3,145)
                                                                                                         --------
  Comprehensive loss......                                                                                 (5,479)
                                                                                                         --------
  Exercise of stock
    options...............     532,123      1        3,060            --            --           --         3,061
  Tax benefit from
    exercise of stock
    options...............          --     --        3,311            --            --           --         3,311
  Amortization of unearned
    compensation, net of
    forfeiture............     (20,000)    --         (684)        2,390            --           --         1,706
                            ----------    ---      -------       -------      --------      -------      --------
Balance at February 28,
  2001....................  33,099,647     17       55,671        (1,311)       64,308       (4,055)      114,630
  Net loss................          --     --           --            --       (44,690)          --       (44,690)
  Foreign currency
    translation
    adjustment............          --     --           --            --            --       (1,679)       (1,679)
  Cumulative effect on
    prior years Of
    adopting Statement of
    Financial Accounting
    Standards No. 133, as
    amended, net of tax
    effect of $261........          --     --           --            --            --         (425)         (425)
  Valuation adjustment of
    interest rate swap
    hedge, net of tax
    effect of ($143)......          --     --           --            --            --          233           233
                                                                                                         --------
  Comprehensive loss......                                                                                (46,561)
                                                                                                         --------
  Exercise of stock
    options...............     929,533     --        6,054            --            --           --         6,054
  Amortization of unearned
    compensation..........          --     --           --         1,311            --           --         1,311
                            ----------    ---      -------       -------      --------      -------      --------
Balance at February 28,
  2002....................  34,029,180     17       61,725            --        19,618       (5,926)       75,434
  Net loss................          --     --           --            --       (66,386)          --       (66,386)
  Foreign currency
    translation
    adjustment............          --     --           --            --            --        2,324         2,324
  Valuation adjustment of
    interest rate swap
    hedge, net of tax
    effect of ($118)......          --     --           --            --            --          192           192
                                                                                                         --------
  Comprehensive loss......                                                                                (63,870)
                                                                                                         --------
  Exercise of stock
    options...............      81,921     --          192            --            --           --           192
  Tax benefit from
    exercise of stock
    options...............          --     --        2,171            --            --           --         2,171
  Issuance of warrants....          --     --        1,056            --            --           --         1,056
                            ----------    ---      -------       -------      --------      -------      --------
Balance at February 28,
  2003....................  34,111,101    $17      $65,144       $    --      $(46,768)     $(3,410)     $ 14,983
                            ==========    ===      =======       =======      ========      =======      ========

                See notes to consolidated financial statements.

                                INTERVOICE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR ENDED
                                                            ------------------------------------------
                                                            FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                                                2003           2002           2001
                                                            ------------   ------------   ------------
                                                                          (IN THOUSANDS)
Operating activities
  Net loss................................................    $(66,386)      $(44,690)      $(2,334)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization........................      16,065         26,518        32,367
     Gain on sale of investment...........................          --             --       (21,391)
     Deferred income taxes (benefit)......................       2,200        (16,860)       (5,550)
     Provision for doubtful accounts......................        (774)           408         2,935
     Write down of inventories............................       5,667         14,488         4,752
     Disposal of equipment................................         736          2,568            17
     Write off of goodwill and intangible assets..........      32,501         11,866         2,863
     Loss on early extinguishment of debt acquisition
       costs..............................................       1,868             --            --
  Changes in operating assets and liabilities:
     Accounts receivable..................................      17,788         31,835        18,074
     Inventories..........................................      12,353         (3,287)      (20,156)
     Prepaid expenses and other assets....................       2,494          4,365         2,313
     Accounts payable and accrued expenses................     (10,389)        (6,314)       (2,021)
     Income taxes payable.................................       1,804            818         3,891
     Customer deposits....................................       2,943         (1,746)         (280)
     Deferred income......................................         988          4,756         5,255
     Other................................................       3,761         (4,309)        1,903
                                                              --------       --------       -------
Net cash provided by operating activities.................      23,619         20,416        22,638
Investing activities
  Purchase of property and equipment......................      (4,169)        (4,869)       (5,866)
  Proceeds from sale of investment........................          --             --        21,391
  Proceeds from sale of fixed assets......................       1,890             --            --
  Purchased software......................................        (323)          (184)         (704)
  Other...................................................          --             --         2,800
                                                              --------       --------       -------
Net cash provided by (used in) investing activities.......      (2,602)        (5,053)       17,621
                                                              --------       --------       -------
Financing activities
  Paydown of debt.........................................     (44,869)       (19,657)      (57,863)
  Debt issuance costs.....................................      (2,515)            --            --
  Premium on early extinguishment of debt.................        (470)            --            --
  Exercise of stock options...............................         192          6,054         3,061
  Borrowings..............................................      34,000             --         7,500
                                                              --------       --------       -------
Net cash used in financing activities.....................     (13,662)       (13,603)      (47,302)
Effect of exchange rate on cash...........................       1,210            (15)         (319)
                                                              --------       --------       -------
Increase (decrease) in cash and cash equivalents..........       8,565          1,745        (7,362)
Cash and cash equivalents, beginning of period............      17,646         15,901        23,263
                                                              --------       --------       -------
Cash and cash equivalents, end of period..................    $ 26,211       $ 17,646       $15,901
                                                              ========       ========       =======

                See notes to consolidated financial statements.

                                INTERVOICE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- DESCRIPTION OF BUSINESS

     Intervoice, Inc. (together with its subsidiaries, collectively referred to as the "Company") is a leader in providing converged voice and data solutions for the network and enterprise markets. Through its open, standards based product suites, the Company offers speech-enabled IVR applications, multi-media and network-grade portals, voicemail and prepaid calling solutions that allow network carriers and service providers to increase revenue through value-added services and/or reduce costs through automation and that allow enterprise customers to reduce costs and improve customer service levels. In addition, the Company provides a suite of professional services including maintenance, implementation, and business and technical consulting services that supports its installed systems. To further leverage the strong return on investment offered by its systems offerings, the Company also offers enhanced communications solutions to network and enterprise customers on an outsourced basis as an Application Service Provider, or ASP. For the fiscal year ended February 28, 2003, the Company reported revenues of $156.2 million, with systems and services sales representing approximately 54% and 46% of revenues, respectively.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of Intervoice, Inc. and its subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation. Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders' equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents: Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value. Interest income was $0.3 million, $1.1 million and $0.5 million in fiscal 2003, 2002 and 2001, respectively.

     Inventories: Inventories are valued at the lower of cost or market. Inventories are recorded at standard cost which approximate actual cost determined on a first-in, first-out basis. The Company periodically reviews its inventories for unsaleable or obsolete items and for items held in excess quantities based on current and projected usage. Adjustments are made where necessary to reduce the carrying value of individual items to reflect the lower of cost or market, and any such adjustments create a new carrying value for the affected items.

     Property and Equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over each asset's estimated useful life. The range of useful lives by major category are: buildings: 5 to 40 years; computer equipment and software: 3 to 5 years; furniture, fixtures and other: 5 years; and service equipment: 3 years. Depreciation expense totaled $8.7 million, $12.7 million and $14.0 million in fiscal 2003, 2002 and 2001, respectively.

     Intangible Assets and Impairment of Long-Lived Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of the Company's fiscal 2000 acquisition of Brite Voice Systems, Inc., and certain capitalized purchased software. Intangible assets are being amortized using the straight-line method over each asset's estimated useful life. Such lives range from five to twelve years. Amortization

                                INTERVOICE, INC.

expense for these items totaled $7.4 million, $11.3 million and $12.3 million in fiscal 2003, 2002 and 2001, respectively. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which the Company adopted on March 1, 2002, and Statement of Financial Accounting Standards No. 121, which was effective for the Company's fiscal years 2002 and 2001, the Company reviews its intangible and other long-lived assets for possible impairment when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, the Company recognizes an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows. The Company recognized impairment losses related to intangible assets totaling $16.7 million in fiscal 2003 and $11.7 million in fiscal 2002. See "Note C -- Change in Accounting Principle for Goodwill and Other Intangible Assets ".

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

     Goodwill: The Company's goodwill also results from its fiscal 2000 purchase of Brite Voice Systems, Inc. Under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted on March 1, 2002, goodwill is presumed to have an indefinite life and is not subject to annual amortization. Goodwill is subjected, however, to tests for impairment on at least an annual basis and more frequently if triggering events are identified on an interim basis. The impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of the Company, with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, the Company must compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the lesser of that excess or the carrying amount of goodwill. See Note C for an expanded discussion of the Company's fiscal 2003 adoption of SFAS No. 141 and SFAS No. 142 and for a summary of impairment charges recorded during the year.

     Other Assets: Other Assets are comprised of refundable deposits, deferred costs associated with one of the Company's managed services contracts, $0.6 million of restricted certificates of deposit and, in fiscal 2003, $0.7 million of long term debt issuance costs. The CDs are pledged in support of certain letters of credit issued on behalf of the Company to guarantee its performance under a long-term, international managed service contract. The letters of credit expire in December 2003. The deferred costs associated with a managed service contract will be amortized to expense through July 2003. The debt issuance costs will be amortized to expense during fiscal 2004, fiscal 2005 and fiscal 2006.

     Derivatives: From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company's then outstanding floating rate debt to a fixed rate basis. The Company terminated its swap arrangements in October 2001 in response to the continued downward

                                INTERVOICE, INC.

movement in interest rates during fiscal 2002 and had no derivative contracts in place as of February 28, 2002, or 2003.

     Prior to March 1, 2001, the Company did not assign a value to the interest rate swaps, and gains and losses from the swaps were included on the accrual basis in interest expense. Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities, as amended ("Statement No. 133"), which required that the Company record an asset or liability for the fair value of its derivatives and that it mark such asset or liability to market on an ongoing basis. Because the Company's interest rate swaps were defined as cash flow hedges, changes to the derivative's market value were initially reported at the adoption of the Statement as a component of accumulated other comprehensive loss to the extent that the hedge was determined to be effective. Such changes were subsequently reclassified into earnings when the related transaction (the quarterly payment of variable rate interest) affected earnings. Changes in market value attributable to the ineffective portion of a hedge were reported in earnings immediately as incurred.

     The Company had no other derivative instruments during fiscal 2003, 2002 and 2001.

     Product Warranties: The Company provides limited warranties on the sale of certain of its systems in the U.S. Such warranties cover routine bug-fixes and hardware problems and do not provide a right to system upgrades and enhancements. The warranties are typically valid for one year. At February 28, 2003, the Company's accrued warranty costs totaled $0.8 million.

     Revenue Recognition: The Company recognizes revenue from the sale of hardware and software systems, from the delivery of maintenance and other customer services associated with installed systems and from the provision of its enhanced telecommunications services and IVR applications on an ASP (managed service) basis. The Company's policies for revenue recognition follow the guidance in Statement of Position No. 97-2 "Software Revenue Recognition," as amended (SOP 97-2), and SEC Staff Accounting Bulletin No. 101 (SAB 101). The Company adopted SAB 101 effective March 1, 2000. See Note D -- Change in Accounting Principle for Revenue Recognition which describes the impact of that change on the fiscal 2001 operating results. If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.

     Sale of Hardware and Software Systems: Many of the Company's sales are of customized software or customized hardware/software systems. Such systems incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. Sales of these customized systems are accounted for using contract accounting principles under either the percentage of completion (POC) or completed contract methodology as further described below. In other instances, particularly in situations where the Company sells to distributors or where the Company is supplying only additional product capacity (i.e., similar hardware and software systems to what is already in place) for an existing customer, the Company may sell systems that do not require significant customization. In those situations, revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.

     Generally, the Company uses POC accounting for its more complex custom systems. In determining whether a particular sale qualifies for POC treatment, the Company considers multiple factors including the value of the contract, the anticipated duration of the contract performance period, and the degree of customization inherent in the project. Projects normally must have an aggregate value of more than $500,000 to qualify for POC treatment. For a project accounted for under the POC method, the Company recognizes revenue as work progresses over the life of the project based on a comparison of actual labor inputs (labor

                                INTERVOICE, INC.

hours worked) to current estimates of total labor inputs required to complete the project. Project estimates are reviewed and updated on a quarterly basis. Unbilled receivables accrued under this POC methodology totaled $4.9 million (19.0% of total net receivables) and $17.8 million (43.6% of total net receivables) at February 28, 2003 and 2002, respectively. The Company expects to bill and collect unbilled receivables as of February 28, 2003 within the next twelve months.

     The terms of most POC projects require customers to make interim progress payments during the course of the project based on the Company's completion of contractually defined milestones. Such payments and a written customer acknowledgement at the completion of the project, usually following a final customer test phase, document the customer's acceptance of the project. In some circumstances, the passage of a contractually defined time period or the customer's use of the system in a live operating environment may also constitute final acceptance of a project.

     The Company uses completed contract accounting for smaller custom projects not meeting the POC thresholds described above. The Company also uses completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that the Company's ability to make reasonable estimates is in doubt or where a sale is subject to unusual "inherent hazards" that make the Company's estimates doubtful. Such hazards are unrelated to, or only incidentally related to, the Company's typical activities and include situations where the enforceability of a contract is suspect, completion of the contract is subject to pending litigation, or where the systems produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, the Company recognizes revenue upon customer acceptance as evidenced by a written customer acknowledgement, the passage of a contractually defined time period or the customer's use of the system in a live operating environment.

     The Company generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its system or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in the Company recognizing revenue on a "cash basis", limiting revenue recognition on certain sales of systems and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

     Sale of Maintenance and Other Customer Services: The Company recognizes revenue from maintenance and other customer services when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.

     Sale of Managed Services: The Company can provide enhanced communications solutions to customers on an outsourced basis through its ASP (managed service) business. While specific arrangements can vary, the Company generally builds a customized computer system to address a specific customer's business need and then owns, monitors, and maintains that system, ensuring that it processes the customer's business transactions in accordance with defined specifications. For its services, the Company generally receives a one-time setup fee paid at the beginning of the contract and a service fee paid monthly over the life of the contract. Most contracts range from 12 to 36 months in length.

     The Company combines the setup fee and the total service fee to be received from the customer and recognizes revenue ratably over the term of the ASP contract. The Company capitalizes the cost of the computer system(s) used to provide the service and depreciates such systems over the contract life (for assets

                                INTERVOICE, INC.

unique to the individual contract) or the life of the equipment (for assets common to the general managed service operations). All labor and other period costs required to provide the service are expensed as incurred.

     Loss Contracts: The Company updates its estimates of the costs necessary to complete all customer contracts in process on a quarterly basis. Whenever current estimates indicate that the Company will incur a loss on the completion of a contract, the Company immediately records a provision for such loss as part of the current period cost of goods sold.

     Research and Development: Research and development costs are expensed as incurred.

     Advertising Costs: Advertising costs are expensed as incurred. Advertising expense was $1.2 million in fiscal 2003, $1.4 million in fiscal 2002 and $1.5 million in fiscal 2001.

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

     Stock Compensation: The Company accounts for its stock-based employee compensation using the intrinsic value method as defined in Accounting Principles Board Statement No. 25 (APB 25). Under this approach, the Company recognizes expense at the grant date of an option only to the extent that the exercise price of the option exceeds the fair value of the related common stock at the grant date. In practice, the Company typically grants options at an exercise price equal to the fair value of the stock on the grant date, and, accordingly, the Company typically does not recognize any expense upon the granting of an option. Because the Company has elected this treatment, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS No. 148) require disclosure of pro forma information which provides the effects on net income (loss) and net income (loss) per share as if the Company had accounted for its employee stock awards under the fair value method prescribed by SFAS 123. Because options vest over several years and additional option grants may occur in the future, however, the pro forma effects of employee stock options accounted for under SFAS 123 are not likely to be representative of the effects that may be derived from similar future calculations.

     The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2003, 2002 and 2001, respectively: risk-free interest rates of 2.95%, 3.71% and 6.37%; stock price volatility factors of 1.11, 0.96 and 1.06; and expected option lives of 2.73 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 2003, 2002 and 2001 was $1.95, $7.44 and $5.02, respectively. A reconciliation of the Company's actual net loss and net loss per diluted common share to its pro forma net loss and net loss per

                                INTERVOICE, INC.

diluted common share using the fair value method of accounting for stock options for fiscal 2003, 2002 and 2001 is as follows (in millions, except per share data):

                                                               2003     2002     2001
                                                              ------   ------   ------
Net loss as reported........................................  $(66.4)  $(44.7)  $ (2.3)
Add: stock-based employee compensation expense included in
  reported net income, net of related tax effect............      --       --       --
Deduct: total stock-based employee compensation expense
  determined under fair value method, net of related tax
  effect....................................................    (2.5)    (5.9)    (7.0)
                                                              ------   ------   ------
Pro forma net loss..........................................  $(68.9)  $(50.6)  $ (9.3)
                                                              ======   ======   ======
Loss per share:
  Basic -- as reported......................................  $(1.95)  $(1.34)  $(0.07)
  Basic -- pro forma........................................  $(2.02)  $(1.51)  $(0.27)
  Diluted -- as reported....................................  $(1.95)  $(1.34)  $(0.07)
  Diluted -- pro forma......................................  $(2.02)  $(1.51)  $(0.27)

NOTE C -- CHANGE IN ACCOUNTING PRINCIPLE FOR GOODWILL AND OTHER INTANGIBLE
ASSETS

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

     In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its Networks division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability. Effective August 1, 2002, the Company combined its divisions into a single integrated organizational structure in order to address changing market demands and global customer requirements. The Company conducted its required annual test of goodwill impairment during the fourth quarter of fiscal 2003. No additional impairment of goodwill was indicated.

                                INTERVOICE, INC.

     The changes in the carrying amount of goodwill for the years ended February 28, 2003 and 2002 are as follows (in millions):

                                                              2003    2002
                                                              -----   -----
Balance at beginning of year, net...........................  $16.5   $22.8
Amortization................................................     --    (2.6)
Impairment charge...........................................     --    (3.7)
Reclassification of assembled workforce, net of deferred
  income taxes, upon adoption of SFAS No. 141...............    2.7      --
Transitional impairment loss upon adoption of SFAS No.
  142.......................................................  (15.8)     --
                                                              -----   -----
Balance at end of year......................................  $ 3.4   $16.5
                                                              =====   =====

     As required by SFAS No. 142, the following table of proforma net income (in millions) and earnings per share presents summary results for fiscal 2003, fiscal 2002 and fiscal 2001 adjusted to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized as a result of the Company's adoption of SFAS No. 141 and 142.

                                                              FOR THE YEAR ENDED FEBRUARY 28
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
Reported net loss...........................................   $(66.4)    $(44.7)    $ (2.3)
Add back goodwill amortization..............................       --        2.6        2.9
Add back assembled workforce amortization...................       --        1.8        1.2
                                                               ------     ------     ------
Adjusted net income (loss)..................................   $(66.4)    $(40.3)    $  1.8
                                                               ======     ======     ======
Basic earnings per share:
Reported net loss...........................................   $(1.95)    $(1.34)    $(0.07)
Add back goodwill amortization..............................       --       0.08       0.09
Add back assembled workforce amortization...................       --       0.06       0.04
                                                               ------     ------     ------
Adjusted net income (loss)..................................   $(1.95)    $(1.21)    $ 0.05
                                                               ======     ======     ======
Diluted earnings per share:
Reported net loss...........................................   $(1.95)    $(1.34)    $(0.07)
Add back goodwill amortization..............................       --       0.08       0.08
Add back assembled workforce amortization...................       --       0.06       0.03
                                                               ------     ------     ------
Adjusted net income (loss)..................................   $(1.95)    $(1.21)    $ 0.05
                                                               ======     ======     ======

     If the Company had not been required to adopt the Statements effective March 1, 2002, the Company would not have recognized the cumulative effect on prior years of a change in accounting principle of $15.8 million but would have recognized approximately $4.1 million in additional amortization relating to goodwill and other intangible assets. In such circumstances, the Company's net loss for the year ended February 28, 2003 would have been approximately $54.7 million, or $1.61 per share.

                                INTERVOICE, INC.

     Intangible assets other than goodwill at February 28, 2003 and 2002 are comprised of the following (in millions):

                                                                           FEBRUARY 28, 2003
                                                                 -------------------------------------
                                                                  GROSS
                                                  AMORTIZATION   CARRYING   ACCUMULATED    UNAMORTIZED
AMORTIZED INTANGIBLE ASSETS                          PERIOD       AMOUNT    AMORTIZATION     BALANCE
---------------------------                       ------------   --------   ------------   -----------
Customer relations..............................     10 years     $18.6        $12.3          $6.3
Developed technology............................      5 years      20.2         17.9           2.3
Other intangibles...............................   5-12 years       2.7          2.0           0.7
                                                                  -----        -----          ----
  Total.........................................                  $41.5        $32.2          $9.3
                                                                  =====        =====          ====

                                                                           FEBRUARY 28, 2002
                                                                 -------------------------------------
                                                                  GROSS
                                                  AMORTIZATION   CARRYING   ACCUMULATED    UNAMORTIZED
AMORTIZED INTANGIBLE ASSETS                          PERIOD       AMOUNT    AMORTIZATION     BALANCE
---------------------------                       ------------   --------   ------------   -----------
Customer relations..............................     10 years     $32.8        $ 9.0          $23.8
Developed technology............................      5 years      22.7         14.1            8.6
Assembled workforce.............................      5 years       9.2          5.1            4.1
Other intangibles...............................   5-12 years       2.7          1.8            0.9
                                                                  -----        -----          -----
  Total.........................................                  $67.4        $30.0          $37.4
                                                                  =====        =====          =====

     The estimated amortization expense attributable to these intangible assets for each of the next five years and thereafter is as follows (in millions):

Fiscal 2004.................................................   $3.0
Fiscal 2005.................................................   $1.6
Fiscal 2006.................................................   $1.2
Fiscal 2007.................................................   $1.1
Fiscal 2008.................................................   $1.1
Thereafter..................................................   $1.3

     During fiscal 2003, the Company was adversely affected by continuing softness in the general US economy, by extreme softness in the worldwide network/telecommunications market and by political tensions in parts of South America and the Middle East. The Company experienced a second year of declining network revenue and significantly reduced its estimates of near term growth in revenue and net income for its networks based products. As a result, the Company determined that a triggering event, as defined in SFAS No. 144, had occurred during the fourth quarter of fiscal 2003 and, accordingly, the Company evaluated its intangible assets for evidence of impairment. Based on the results of its review, the Company recognized impairment charges of $14.2 million and $2.5 million, respectively, to reduce the carrying value of its customer relations and developed technology intangible assets to their respective fair values, which were based on estimated discounted future cash flows.

     During the fourth quarter of fiscal 2002, the Company performed a comprehensive review of the positioning of all product lines, including lines brought forward from its fiscal 2000 merger with Brite. As a result of decisions made during that review, the Company performed impairment tests in accordance with its stated policies on the Brite tradename and on certain of the developed technology associated with the Brite acquisition. Based on these tests, the Company recorded impairment charges of $4.8 million and $3.2 million,

                                INTERVOICE, INC.

respectively, to reduce the carrying value of these intangible assets and an additional charge of $3.7 million to reduce the carrying value of goodwill associated with the impaired assets.

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

NOTE D -- CHANGE IN ACCOUNTING PRINCIPLE FOR REVENUE RECOGNITION

     Effective March 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For systems that do not require customization to be performed by the Company, revenue is now recognized when there is persuasive evidence that an arrangement exists, when the related hardware and software are delivered and any installation or other post-delivery obligation has been fulfilled, when the fee is fixed or determinable and when collection is probable. Prior to the adoption of SAB 101, although the Company's contracts often included installation and customer acceptance provisions, revenue generally was recognized at the time of shipment based on the Company's belief that no significant uncertainties about customer acceptance existed.

     For systems that require significant customization and where the completed contract method of accounting is applicable, the Company now recognizes revenue upon customer acceptance. Prior to the implementation of SAB 101, the Company recognized revenue on these systems upon completion of installation and testing but prior to customer acceptance. The Company's accounting for its complex, customized systems sales using the percentage of completion methodology and for its revenues from services was not affected by its adoption of SAB 101.

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

NOTE E -- INVENTORY

     Inventory at February 28 consists of the following (in millions):

                                                              2003   2002
                                                              ----   -----
Purchased parts.............................................  $5.0   $19.2
Work in progress............................................   3.9     8.3
                                                              ----   -----
                                                              $8.9   $27.5
                                                              ====   =====

     The Company recorded approximately $4.1 million and $10.9 million in special charges during fiscal 2003 and fiscal 2002, respectively, to reduce the carrying value of inventories. See Note K.

                                INTERVOICE, INC.

NOTE F -- ACCRUED EXPENSES

     Accrued expenses consisted of the following at February 28 (in millions):

                                                              2003    2002
                                                              -----   -----
Accrued compensation........................................  $ 1.8   $ 4.6
Other.......................................................   10.9     6.2
                                                              -----   -----
                                                              $12.7   $10.8
                                                              =====   =====

NOTE G -- LONG-TERM BORROWINGS

     At February 28, 2003 and 2002, the Company's long-term debt was comprised of the following (in millions)

                                                              FEBRUARY 28,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Mortgage loan, bearing interest payable monthly at the
  greater of 10.5% or the prime rate plus 2.0%; principal
  due May 28, 2005..........................................  $10.5   $  --
Amortizing term loan, principal due in equal monthly
  installments of approximately $0.3 million through July
  2005 with final payments totaling approximately $0.6
  million in August 2005; interest payable monthly, accruing at a rate equal to the prime rate plus 2.75% (7.0% at
  February 28, 2003)........................................    8.6      --
Amortizing term loan, refinanced in full during fiscal
  2003......................................................     --    22.5
Revolving credit; repaid in full during the second quarter
  of fiscal 2003; terminated by Company in August 2002 in
  anticipation of subsequent refinancing....................     --     7.5
                                                              -----   -----
Total debt outstanding......................................   19.1    30.0
Less: current portion.......................................   (3.3)   (6.0)
                                                              -----   -----
Long-term debt, net of current portion......................  $15.8   $24.0
                                                              =====   =====

 RESTRUCTURING OF FISCAL 2002 DEBT

     During fiscal 2003, the Company restructured its long-term debt that was outstanding as of February 28, 2002. In connection with this restructuring, the Company entered into the $14.0 million mortgage loan described below, issued $10 million in convertible notes (subsequently repaid in full) and related warrants as further described below and, using proceeds from these new notes and available cash, repaid in full all amounts then outstanding under the prior debt agreements. Subsequently during fiscal 2003, the Company entered into a new term loan and revolving credit agreement, described below, using the proceeds from the new term loan to repay the convertible notes and related accrued interest and early termination premiums.

 MORTGAGE LOAN

     In May 2002, the Company entered into a $14.0 million mortgage loan secured by a first lien on the Company's Dallas headquarters. Proceeds from the loan were used to partially repay amounts outstanding under the amortizing term loan that existed at the time. In October 2002 and February 2003, the Company amended the mortgage loan to modify a minimum net equity covenant contained in the loan agreement. Under the amended loan, the Company must have at least $5.0 million in net equity at the end of each of its fiscal quarters beginning with the quarter ending August 31, 2004. In connection with these amendments, the Company prepaid $3.5 million of the original principal amount outstanding under the loan. The mortgage loan contains cross-default provisions with respect to the Company's new term loan and revolving credit agreement,

                                INTERVOICE, INC.

such that a default under the credit facility which leads to the acceleration of amounts due under the facility and the enforcement of liens against the mortgaged property also creates a default under the mortgage loan.

 NEW TERM LOAN AND REVOLVING CREDIT AGREEMENT

     In August 2002, the Company entered into a new credit facility agreement with a lender which provided for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($16.4 million maximum at February 28, 2003) or a defined borrowing base comprised primarily of eligible U.S. and U.K. accounts receivable ($0.3 million maximum at February 28, 2003). As noted above, proceeds from the term loan were used to retire the convertible notes outstanding at the time the Company entered into the credit facility and to provide additional working capital to the Company.

     Any advances under the revolver loan will accrue interest at the prime rate plus a margin of 0.5% to 1.5%, or at the London Inter-bank Offering Rate plus a margin of 3% to 4%. The Company may request an advance under the revolver loan at any time during the term of the revolver agreement so long as the requested advance does not exceed the then available borrowing base. The Company has not requested an advance under the revolver as of the date of this filing. The term loan and the revolving credit agreement expire on August 29, 2005.

     The new credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company is initially required to have EBITDA in minimum cumulative amounts on a monthly basis through August 31, 2003. While lower amounts are allowed within each fiscal quarter, the Company must generate cumulative EBITDA of $5.0 million and $9.0 million, respectively, for the nine and twelve month periods ending May 31, 2003 and August 31, 2003. Thereafter, the Company is required to have minimum cumulative EBITDA of $15 million and $20 million for the 12-month periods ending November 30, 2003 and February 29, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $4.0 million for any fiscal year beginning on or after March 1, 2003 except in certain circumstances and with the lender's prior approval.

     Borrowings under the new credit facility are secured by first liens on virtually all of the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The new credit facility contains cross-default provisions with respect to the Company's mortgage loan, such that an event of default under the mortgage loan which allows the mortgage lender to accelerate the mortgage loan or terminate the agreement creates a default under the credit facility. As of February 28, 2003, the Company was in compliance with all financial and operating covenants.

 CONVERTIBLE NOTES, WARRANTS AND REGISTRATION REQUIREMENTS

     On May 29, 2002, the Company entered into a securities purchase agreement, by and among the Company and the buyers named therein, pursuant to which the buyers agreed to purchase convertible notes in an aggregate principal amount of $10.0 million, convertible into shares of the Company's common stock, and warrants initially exercisable for an aggregate of 621,304 shares of the Company's common stock at an exercise price of $4.0238 per share. The fair value ($1.1 million) of the warrants issued by the Company was recorded as a discount on the convertible notes.

     The securities purchase agreement obligated the Company to seek shareholder approval of the potential issuance of common stock upon the conversion and exercise, respectively, of the convertible notes and

                                INTERVOICE, INC.

warrants to the extent such issuance equals or exceeds 20% of the Company's outstanding shares. The Company obtained such approval at its annual meeting in August 2002.

 AMORTIZATION AND REPAYMENT OF CONVERTIBLE NOTES

     The convertible notes were scheduled to be repaid in monthly installments of principal in the amount of $1.0 million, plus accrued interest on the applicable installments at 6% per annum, commencing September 1, 2002. The terms of the convertible notes allowed the Company, at its option, to make payment in cash or, through a partial conversion of the convertible notes, through the Company's issuance of common stock. The convertible notes also allowed the Company, subject to certain conditions, to redeem some or all of the principal amount of the convertible notes in excess of current monthly installments for a cash amount equal to the sum of 105% of the principal amount being redeemed plus accrued interest at 6% per annum with respect to the principal amount. In September 2002, the Company made its first scheduled principal payment of $1.0 million under the convertible notes and then subsequently repaid the remaining $9.0 million principal balance outstanding under the convertible notes along with accrued interest and a repayment premium of approximately $0.5 million using the proceeds of the new $10.0 million term loan discussed above.

 WARRANTS

     In connection with the sale of the convertible notes, the Company issued warrants to the buyers. The warrants give the holders the right to purchase from the Company, for a period of three years, an aggregate of 621,304 shares of the Company's common stock for $4.0238 per share as of the date of issuance. Under certain circumstances, this "purchase" may be accomplished through a cashless exercise. Both the number of warrants and the exercise price of the warrants are subject to antidilution adjustments as set forth in the warrants. If the Company is prohibited from issuing warrant shares under the rules of the Nasdaq National Market, the Company must redeem for cash those warrant shares which cannot be issued at a price per warrant share equal to the difference between the weighted average market price of the Company's common stock on the date of attempted exercise and the applicable exercise price. The Company's obligations under the warrants remain in force and are unaffected by the redemption in September 2002 of the convertible notes.

 REGISTRATION REQUIREMENTS

     The Company and the buyers also entered into a registration rights agreement, dated as of May 29, 2002, pursuant to which the Company has filed a registration statement on Form S-3 covering the resale of the warrant shares. The registration statement became effective on June 27, 2002.

 COSTS ASSOCIATED WITH THE REFINANCINGS

     During fiscal 2003, the Company incurred a total of approximately $1.5 million in new debt issuance costs, consisting primarily of investment banking and legal fees, to establish the new term loan and revolving credit agreement and the mortgage loan. Such costs were capitalized and are being charged to interest expense over the life of the related debt obligations. In connection with the restructuring of its fiscal 2002 debt, the Company wrote off to interest expense $0.4 million in unamortized debt issuance costs related to the retired term loan and incurred approximately $1.2 million in new debt issuance costs associated with the convertible notes and warrants. During the third quarter of fiscal 2003, the Company recognized a loss of approximately $1.9 million on the early extinguishment of the convertible notes. The loss includes the cost of the early conversion premium discussed above as well as the non-cash costs to write off the unamortized debt issuance costs and unamortized discount associated with the convertible notes. In accordance with the early adoption provisions of recently issued Statement of Financial Accounting Standards No. 145 ("SFAS 145") governing the classification of gains and losses on the early extinguishment of debt, the Company has presented the loss on the early extinguishment of its convertible notes as an element of other operating expenses in its

                                INTERVOICE, INC.

consolidated statement of operations. Prior to the enactment of SFAS 145, this loss would have been reflected, net of tax, as an extraordinary item.

 USE OF INTEREST RATE SWAP ARRANGEMENTS

     From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company's then outstanding floating rate debt to a fixed rate basis. The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of February 28, 2003 and 2002.

NOTE H -- INCOME TAXES

     Income (loss) before income taxes and the cumulative effect of a change in accounting principle attributable to domestic and foreign operations was approximately $(51.7) million and $0.4 million, respectively, in fiscal 2003, $(56.9) million and $1.8 million, respectively, in fiscal 2002, and approximately $(12.7) million and $27.3 million, respectively, in fiscal 2001.

     Details of the income tax provision (benefit) attributable to income (loss) before income taxes and the cumulative effect of a change in accounting principle are as follows (in millions):

                                                              2003     2002    2001
                                                              -----   ------   -----
INCOME TAX PROVISION (BENEFIT):
  Current:
     Federal................................................  $(2.3)  $  4.4   $(5.0)
     State..................................................     --      0.3     0.6
     Foreign................................................   (0.7)     1.8     8.6
                                                              -----   ------   -----
       Total current........................................   (3.0)     6.5     4.2
                                                              -----   ------   -----
  Deferred:
     Federal................................................    1.4    (12.8)    0.9
     State..................................................     --     (3.4)     --
     Foreign................................................    0.8     (0.7)     --
                                                              -----   ------   -----
       Total deferred.......................................    2.2    (16.9)    0.9
                                                              -----   ------   -----
                                                              $(0.8)  $(10.4)  $ 5.1
                                                              =====   ======   =====

                                INTERVOICE, INC.

     A reconciliation of the Company's income taxes (benefit) with the United States federal statutory rate is as follows (in millions):

                                                               2003     2002    2001
                                                              ------   ------   ----
Federal income taxes (benefit) at statutory rates...........  $(18.0)  $(19.3)  $5.1
Operating losses and credit carryforwards not benefited.....    18.1      7.7     --
Change in US federal tax law, net of related IRS audit
  issues....................................................    (3.0)      --     --
Change in valuation allowance...............................     2.2       --     --
Goodwill amortization and impairment........................      --      2.2    1.0
Effect of non-US rates......................................      --      0.5   (1.0)
Research and development tax credit.........................      --       --   (1.0)
State taxes, net of federal effect..........................      --       --    0.7
Other.......................................................    (0.1)    (1.5)   0.3
                                                              ------   ------   ----
                                                              $ (0.8)  $(10.4)  $5.1
                                                              ======   ======   ====

     Income taxes (refunds), net, of $(7.9) million, $4.1 million and $(6.9) million were paid (received) in fiscal 2003, 2002 and 2001, respectively.

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

     The Company's federal income tax returns for its fiscal years 2000 and 2001 are currently being audited by the Internal Revenue Service. The Company has tentatively agreed to proposed adjustments from the IRS challenging certain positions taken by the Company on those returns. Although resolution of the issues is still subject to final review by the Joint Committee on Taxation, it is probable that as a result of these proposed adjustments, the Company will lose the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001. If this occurs, the Company will be required to repay up to $2.0 million of refunds previously received from the IRS plus accrued interest. The Company has recorded a charge for these probable adjustments as part of its net tax provision (benefit) for fiscal 2003. The Company expects final resolution of the issue and cash settlement with the IRS to occur during the first half of fiscal 2004. Any net operating losses which ultimately cannot be carried back to prior years under the settlement with the IRS may be carried forward to future years.

                                INTERVOICE, INC.

     Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at February 28 (in millions):

                                                              2003     2002
                                                              -----   ------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................  $15.8   $  9.7
  Tax credit carryforwards..................................    5.6      5.0
  Inventory.................................................    2.4      4.5
  Accrued expenses..........................................    2.8      4.3
  Deferred revenue..........................................    1.0       --
  Allowance for doubtful accounts...........................    0.7      1.0
  Depreciation and amortization.............................    2.3      1.0
  Other items...............................................    2.3      2.6
                                                              -----   ------
     Total deferred tax assets..............................   32.9     28.1
  Valuation allowance.......................................  (29.3)   (14.3)
                                                              -----   ------
     Net deferred tax assets................................    3.6     13.8
                                                              -----   ------
DEFERRED TAX LIABILITIES:
  Acquisition-related identified intangibles................   (3.0)   (12.8)
  Other items...............................................   (0.6)    (0.2)
                                                              -----   ------
     Total deferred tax liabilities.........................   (3.6)   (13.0)
                                                              -----   ------
     Net deferred tax assets................................  $  --   $  0.8
                                                              =====   ======

     At February 28, 2003, the Company had U.S. net operating loss carryforwards totaling $45.0 million, including $13.7 million which will expire in 2022 and $31.3 million which will expire in 2023. The Company also had $4.3 million and $1.3 million in research and development and foreign tax credit carryforwards, respectively, at February 28, 2003. If unused, the R&D tax credit carryforwards will begin to expire in 2019, and the foreign tax credit carryforwards will begin to expire in 2005.

     The Company has established a valuation allowance of $29.3 million against its net deferred tax assets, including the carryforwards described above. The Company believes the existence of losses in its U.S. operations and the dependency of its international subsidiaries on continuing U.S. operations prevent it from concluding that it is more likely than not that its deferred tax assets will be realized. If some or all of such reserved deferred tax assets are ultimately realized, approximately $1.8 million of the valuation allowance reversal related to stock option deductions will not provide future benefit to income but rather will be credited to additional capital.

     In fiscal 2002, the Company did not provide a valuation allowance for deferred assets associated with its foreign subsidiaries. In providing such a reserve during fiscal 2003, the Company recognized tax expense totaling $0.8 million to increase the valuation allowance for net foreign deferred tax assets that existed at February 28, 2002. During fiscal 2003, and as further discussed in Note C, the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce intangible asset to goodwill. As a result of this transaction, the Company increased the valuation allowance associated with its U.S. net deferred tax asset by $1.4 million.

                                INTERVOICE, INC.

NOTE I -- STOCKHOLDERS' EQUITY

     The Company has five plans under which options may be issued to employees and/or non-employee members of the Company's Board of Directors. As of February 28, 2003, 6,631,881 shares of common stock were reserved for future issuance under all option plans as follows:

                                                                 SHARES AVAILABLE FOR
                                                             -----------------------------
                                                              OUTSTANDING    FUTURE STOCK
PLAN NAME                                                    STOCK OPTIONS   OPTION GRANTS
---------                                                    -------------   -------------
1990 Employee Stock Option Plan............................    1,613,960             --
1990 Non-Employee Option Plan..............................       76,000             --
1998 Employee Non-Qualified Plan...........................      407,500         85,919
1999 Non-Qualified Plan....................................    3,413,546        408,231
Employee Stock Purchase Plan...............................      498,369        128,356
                                                               ---------        -------
  Total....................................................    6,009,375        622,506
                                                               =========        =======

     Options outstanding at February 28, 2003 are summarized as follows:

                                                  WEIGHTED AVERAGE
                                                     REMAINING
                               WEIGHTED AVERAGE   CONTRACTUAL LIFE
EXERCISE PRICES     SHARES      EXERCISE PRICE        IN YEARS
---------------    ---------   ----------------   ----------------
 $1.02 -- $4.88    1,948,479        $ 2.65              5.74
 $5.00 -- $6.97    1,748,060        $ 5.84              6.50
$7.52 -- $34.41    2,312,836        $12.12              6.13
                   ---------
                   6,009,375
                   =========

     Options exercisable at February 28, 2003 are summarized as follows:

                                                   WEIGHTED AVERAGE
                                                      REMAINING
                                WEIGHTED AVERAGE   CONTRACTUAL LIFE
EXERCISE PRICES      SHARES      EXERCISE PRICE        IN YEARS
---------------     ---------   ----------------   ----------------
 $4.50 -- $5.15     1,149,435        $ 4.92              4.67
 $6.06 -- $9.73     1,265,845        $ 7.20              7.20
$10.38 -- $34.41    1,514,208        $13.18              5.42
                    ---------
                    3,929,488
                    =========

                                INTERVOICE, INC.

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

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
                                                             SHARES        PER SHARE
                                                            ---------   ----------------
Balance at February 29, 2000..............................  2,207,765        $6.31
  Granted.................................................    253,000         7.41
  Exercised...............................................   (391,492)        4.97
  Forfeited...............................................   (145,971)        5.17
                                                            ---------        -----
Balance at February 28, 2001..............................  1,923,302        $6.82
  Granted.................................................         --           --
  Exercised...............................................   (229,184)        5.05
  Forfeited...............................................    (22,234)        6.65
                                                            ---------        -----
Balance at February 28, 2002..............................  1,671,884        $7.06
  Granted.................................................         --           --
  Exercised...............................................    (14,286)        4.92
  Forfeited...............................................    (43,638)        4.92
                                                            ---------        -----
Balance at February 28, 2003..............................  1,613,960        $7.14
                                                            =========        =====

     Options for a total of 1,613,960 shares were exercisable at an average price of $7.14 at February 28, 2003.

 1990 NON-EMPLOYEE OPTION PLAN

     Under the 1990 non-employee stock option plan, nonqualified stock options were issued to non-employee members of the Company's Board of Directors in accordance with a formula prescribed by the plan. Option prices per share are the fair market value per share based on the closing per share price on the date of grant. Each option became exercisable within the period specified in the optionee's agreement and is exercisable for 10 years from the date of grant.

                                                                       WEIGHTED AVERAGE
                                                                        EXERCISE PRICE
                                                              SHARES      PER SHARE
                                                              ------   ----------------
Balance at February 29, 2000................................  92,000        $7.08
  Exercised.................................................  (8,000)        4.25
                                                              ------        -----
Balance at February 28, 2001................................  84,000        $7.35
  Granted...................................................      --           --
  Exercised.................................................  (8,000)        6.97
                                                              ------        -----
Balance at February 28, 2002................................  76,000        $7.39
  Granted...................................................      --           --
  Exercised.................................................      --           --
                                                              ------        -----
Balance at February 28, 2003................................  76,000        $7.39
                                                              ======        =====

     Options for a total of 76,000 shares were exercisable at an average price of $7.39 at February 28, 2003.

                                INTERVOICE, INC.

 1998 EMPLOYEE NON-QUALIFIED PLAN

     During fiscal 1999, the Company adopted a stock option plan under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as non-qualified stock options to key employees. Option prices per share are the fair market value per share of stock based on the average of the high and low price per share on the date of grant. The Company has granted options at various dates with terms under which the options become exercisable at a rate of 25% or 33% per year and are exercisable for a period of ten years after the date of grant.

                                                                            WEIGHTED
                                                                        AVERAGE EXERCISE
                                                              SHARES    PRICE PER SHARE
                                                             --------   ----------------
Balance at February 29, 2000...............................   844,924        $6.24
  Granted..................................................        --           --
  Exercised................................................   (60,418)        4.98
  Forfeited................................................   (67,501)        6.53
                                                             --------        -----
Balance at February 28, 2001...............................   717,005        $6.47
  Granted..................................................        --           --
  Exercised................................................  (328,671)        7.03
  Forfeited................................................   (12,916)        9.27
                                                             --------        -----
Balance at February 28, 2002...............................   375,418        $5.83
  Granted..................................................    87,000         2.43
  Exercised................................................    (3,750)        4.88
  Forfeited................................................   (51,168)        8.87
                                                             --------        -----
Balance at February 28, 2003...............................   407,500        $4.73
                                                             ========        =====

     Options for a total of 319,250 shares were exercisable at an average price of $5.31 at February 28, 2003.

 1999 NON-QUALIFIED PLAN

     During fiscal 2000, the Company adopted a stock option plan under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as non-qualified stock options to key employees and non-employee members of the Company's Board of Directors. Option prices per share are the fair market value per share of stock based on the average of the high and low price per share on the date of grant. The Company has granted options to employees at various dates with terms under which the options become exercisable at a rate of 25% or 33% per year and are exercisable for a period of ten years after the date of grant. In addition, the Company has granted options to non-employee directors at various dates with terms under which the options become exercisable within the period specified in the optionee's agreement and are exercisable for a period of ten years from the date of grant.

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

                                INTERVOICE, INC.

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
                                                             SHARES        PER SHARE
                                                            ---------   ----------------
Balance at February 28, 2001..............................  3,409,937        $10.50
  Granted.................................................    259,000         11.47
  Exercised...............................................   (168,223)         8.27
  Forfeited...............................................   (317,398)        11.37
                                                            ---------        ------
Balance at February 28, 2002..............................  3,183,316        $10.62
  Granted.................................................    907,750          1.86
  Exercised...............................................         --            --
  Forfeited...............................................   (677,520)        10.33
                                                            ---------        ------
Balance at February 28, 2003..............................  3,413,546        $ 8.35
                                                            =========        ======

     Options held by employees and non-employees for 1,860,278 and 60,000 shares, respectively, were exercisable at an average price of $10.90 at February 28, 2003.

 EMPLOYEE STOCK PURCHASE PLAN

     The Company has adopted an Employee Stock Purchase Plan under which an aggregate of 1,500,000 shares of common stock may be issued. Options are granted to eligible employees in accordance with a formula prescribed by the plan and are exercised automatically at the end of a one-year payroll deduction period. The payroll deduction periods begin either January 1 or July 1 and end on the following December 31 and June 30, respectively. No grants were made for the period beginning July 1, 2002 pending shareholder approval of an increase in aggregate shares available for issuance under the plan. Such approval was given at the annual meeting held August 28, 2002. Option prices are 85% of the lower of the closing price per share of the Company's common stock on the option grant date or the option exercise date.

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
                                                              SHARES       PER SHARE
                                                             --------   ----------------
Balance at February 29, 2000...............................    90,244        $15.50
  Granted..................................................   236,505          5.80
  Exercised................................................   (62,213)         7.93
  Forfeited................................................   (28,031)         7.12
                                                             --------        ------
Balance at February 28, 2001...............................   236,505        $ 5.80
  Granted..................................................   130,518         10.29
  Exercised................................................  (194,455)         5.84
  Forfeited................................................   (42,050)         5.62
                                                             --------        ------
Balance at February 28, 2002...............................   130,518        $10.29
  Granted..................................................   498,369          1.84
  Exercised................................................   (63,885)         1.62
  Forfeited................................................   (66,633)         1.69
                                                             --------        ------
Balance at February 28, 2003...............................   498,369        $ 1.84
                                                             ========        ======

     As of February 28, 2003, no options were exercisable under this plan.

                                INTERVOICE, INC.

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

     Activity related to restricted stock is as follows:

                                                                SENIOR
                                                               EXECUTIVE
                                                                 PLAN
                                                               ---------
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
                                                                =======

     Shares forfeited in fiscal 2001 had been granted at a weighted average share price of $34.22. There was no activity during fiscal 2003 in the Restricted Stock Plan. At February 28, 2003, 770,570 shares were reserved for future restricted stock grants.

 PREFERRED SHARE PURCHASE RIGHTS

     One Preferred Share Purchase Right is attached to each outstanding share of the Company's common stock. The rights will become exercisable upon the earlier to occur of ten days after the first public announcement that a person or group has acquired beneficial ownership of 20 percent or more, or ten days after a person or group announces a tender offer that would result in beneficial ownership of 20 percent or more, of the Company's outstanding common stock. At such time as the rights become exercisable, each right will entitle its holder to purchase one eight-hundredth of a share of Series A Preferred Stock for $37.50, subject to adjustment. If the Company is acquired in a business combination transaction while the rights are outstanding, each right will entitle its holder to purchase for $37.50 common shares of the acquiring company having a market value of $75. In addition, if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, for $37.50, a number of shares of the Company's common stock having a market value of $75. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of the Company's outstanding common stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of the Company's common stock on a one-for-one basis. At any time prior to the acquisition of such a 20 percent position, the Company can redeem each right for $0.00125. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than 10 percent if, in its judgement, it is to the Company's benefit to do so. The rights expire in May 2011.

 SUBSEQUENT EVENT

     Effective April 22, 2003, the Company granted options to employees to purchase approximately 538,000 shares of common stock under its 1998 and 1999 Non-Qualified Plans at an option price of $1.88 per

                                INTERVOICE, INC.

share. The options become exercisable at a rate of 33% per year and are exercisable for a period of ten years after the date of grant.

 ACCUMULATED COMPREHENSIVE LOSS

     Changes in accumulated comprehensive loss are as follows (in millions):

                                                           FOREIGN       FAS 133
                                                          CURRENCY     DERIVATIVE
                                                         TRANSLATION    LIABILITY
                                                         ADJUSTMENTS   ADJUSTMENTS   TOTAL
                                                         -----------   -----------   -----
Balance at February 29, 2000...........................     $(0.9)        $  --      $(0.9)
  Foreign Currency Translation Adjustments.............      (3.1)           --       (3.1)
                                                            -----         -----      -----
Balance at February 28, 2001...........................      (4.0)           --       (4.0)
  Foreign Currency Translation Adjustments.............      (1.7)           --       (1.7)
  Cumulative Effect of Adopting FAS 133, net of tax
     effect of $0.3....................................        --          (0.4)      (0.4)
  Reclassification of derivative losses into earnings,
     net of tax effect of $(0.1).......................        --           0.2        0.2
                                                            -----         -----      -----
Balance at February 28, 2002...........................     $(5.7)        $(0.2)     $(5.9)
  Foreign Currency Translation Adjustments.............       2.3            --        2.3
  Reclassification of derivative losses into earnings,
     net of tax effect of $(0.1).......................        --           0.2        0.2
                                                            -----         -----      -----
Balance at February 28, 2003...........................     $(3.4)        $  --      $(3.4)
                                                            =====         =====      =====

NOTE J -- LEASES

     Rental expense, before the effect of special charges discussed in Note K, was $2.5 million, $3.9 million and $3.6 million in fiscal 2003, 2002 and 2001, respectively. Rental costs in all years generally related to office and manufacturing facility leases. The lease agreements include purchase and renewal provisions and require the company to pay taxes, insurance and maintenance costs. At February 28, 2003, the Company's commitments for minimum rentals under noncancelable operating leases were as follows (in millions):

FISCAL YEAR                                                    AMOUNT
-----------                                                    ------
2004........................................................    $3.2
2005........................................................    $2.8
2006........................................................    $2.4
2007........................................................    $1.3
2008........................................................    $0.8
Thereafter..................................................    $0.4

     Of the total commitments under noncancelable operating leases, $1.9 million has already been charged to expense as of February 28, 2003 in connection with the fiscal 2003 and 2002 special charges described in Note K.

                                INTERVOICE, INC.

NOTE K -- SPECIAL CHARGES AND NON-RECURRING GAIN

 FISCAL 2003

     During fiscal 2003, the Company continued to implement actions designed to lower cost and improve operational efficiency. It also reviewed its intangible assets for evidence of impairment in light of changes in its business and continued softness in the world-wide telecommunications networks markets. (See Note C).

     The following table summarizes the effect of the special charges on fiscal 2003 operations by financial statement category (in millions).

                                                                                  IMPAIRMENT
                                      COST OF     RESEARCH &            OTHER         OF
                                     GOODS SOLD   DEVELOPMENT   SG&A   EXPENSES   INTANGIBLES   TOTAL
                                     ----------   -----------   ----   --------   -----------   -----
Write down of intangible assets....    $  --         $ --       $--      $ --        $16.7      $16.7
Severance payments and related
  benefits.........................      2.3          0.8       3.1        --           --        6.2
Facilities closures................      0.2          0.1       0.4        --           --        0.7
Write down of excess inventories...      4.1           --        --        --           --        4.1
Costs associated with loss
  contracts........................      4.7           --        --        --           --        4.7
Loss on early extinguishment of
  debt.............................       --           --        --       1.9           --        1.9
                                       -----         ----       ----     ----        -----      -----
  Total............................    $11.3         $0.9       $3.5     $1.9        $16.7      $34.3
                                       =====         ====       ====     ====        =====      =====

     The severance and related costs recognized during fiscal 2003 relate to three separate workforce reductions that affected a total of 273 employees. One of the reductions was associated with the Company's consolidation of its separate Enterprise and Networks divisions into a single, integrated organizational structure. The charge also includes costs associated with the resignation of the Networks division president during the first quarter of fiscal 2003. Costs related to facilities closures include $0.4 million for the closure of the Company's leased facility in Chicago, Illinois and $0.3 million associated with the closure of a portion of the Company's leased facilities in Manchester, United Kingdom. The downsizing of the leased space in Manchester followed from the Company's decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflect the Company's continued assessment of its inventory levels in light of sales projections, the decision to eliminate the U.K. manufacturing operation and the consolidation of the business units. The charges for loss contracts reflect the costs incurred on two contracts which are expected to result in net losses to the Company upon completion. The loss on early extinguishment of debt includes $1.4 million in non-cash charges to write-off unamortized debt discount and unamortized debt issue costs and $0.5 million in prepayment premiums. As of February 28, 2003, approximately $0.4 of severance and related costs remain unpaid. Unpaid amounts are expected to be paid in full during fiscal 2004.

 FISCAL 2002

     During the fourth quarter of fiscal 2002, the Company performed a comprehensive review of the positioning of its product lines, including lines brought forward from its merger with Brite, reevaluated its physical plant needs, and reviewed its aggregate staffing levels. Based on these reviews, the Company took a number of strategic actions designed to lower costs and streamline product offerings. As a result of these actions, the Company incurred special charges of approximately $33.4 million, including $16.4 million for the write down of intangible assets and inventories associated with discontinued product lines, $6.5 million for the write down of excess inventories, $5.2 million for severance payments and related benefits, $4.2 million for facilities closures, and $1.1 million relating to the write down of non-productive fixed assets.

                                INTERVOICE, INC.

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
                                               =====         ====       ====       =====        =====

     The $11.7 million write down of intangible assets reflects the impairment of the Brite tradename, the impairment of certain IVR technology acquired as part of the Brite acquisition and the impairment of related goodwill (See Note
C). The $4.4 million write down of inventories and $0.3 million charge to SG&A relate to the Company's decision to discontinue sales of certain earlier versions of its payment and messaging systems that run on a different hardware platform than that used by the current versions of those systems. The additional writedown of inventories totaling approximately $6.5 million relates to items which the Company will continue to use in current sales situations but which, given the slowdown in market demand, it held in excess quantities at year end.

     As part of its fiscal 2002 initiatives, the Company announced plans to forego expansion into existing leased space in Allen, Texas and to close its Jacksonville, Florida and Wichita, Kansas locations. As a result of these actions, the Company recorded charges of approximately $4.2 million, including approximately $3.8 million accrued for future lease commitments and approximately $0.4 million for accelerated depreciation expense arising from a reassessment of the useful lives of certain related property and equipment. As part of its overall facilities assessment, the Company also identified and wrote off approximately $1.1 million of fixed assets no longer being used by the Company. As of February 28, 2003, approximately $1.9 million of the accrued lease costs remain unpaid. The Company completed the sale of its Wichita, Kansas office building on May 31, 2002. The $2.0 million in gross proceeds was used to pay down amounts outstanding under the Company's then outstanding revolving credit facility.

     The severance and related costs recognized in the fourth quarter of fiscal 2002 were associated with two workforce reductions that affected 198 employees. As of February 28, 2003, approximately $0.1 million of the total severance and related costs remained unpaid. Unpaid amounts are expected to be paid in full during fiscal 2004.

 FISCAL 2001

     During the fourth quarter of fiscal 2001, the Company changed its organizational structure and eliminated certain product offerings in order to reduce costs and improve the Company's focus on its core competencies and products. As a result of these actions, the Company incurred special charges of approximately $8.2 million, including $3.6 million for severance and related costs, $3.1 million for the write-off of assets associated with discontinued product lines and $1.5 million for estimated customer accommodations related to the discontinued product lines.

                                INTERVOICE, INC.

     The following table summarizes the effect of these special charges on fiscal 2001 operations by financial statement category (in millions).

                                                          COST OF     RESEARCH AND
                                                         GOODS SOLD   DEVELOPMENT    SG&A   TOTAL
                                                         ----------   ------------   ----   -----
Severance payments and related benefits................     $1.3          $0.4       $1.9   $3.6
Write down of assets associated with discontinued
  product lines........................................      3.1            --        --     3.1
Customer accommodations associated with discontinued
  product lines........................................                     --       1.5     1.5
                                                            ----          ----       ----   ----
Total..................................................     $4.4          $0.4       $3.4   $8.2
                                                            ====          ====       ====   ====

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

     The $3.1 million charge to write off assets is primarily attributable to the Company's decision to discontinue its AgentConnect product line and includes a $2.9 million charge for the impairment of unamortized purchased software (included in other intangible assets) associated with this product. The $1.5 million charge for estimated customer accommodations is comprised primarily of bad debts and customer settlements associated with the Company's decision to discontinue the AgentConnect product line. This charge is reflected in selling, general and administrative expenses. During fiscal 2002, the Company reached settlements with its affected customers for amounts that were less than originally anticipated. As a result, it reversed $0.5 million of the accrual, reducing selling, general and administrative expenses in the third fiscal quarter.

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

 SUBSEQUENT EVENT

     During April 2003, the Company reduced its workforce by 56 positions. The Company estimates that it will incur charges of approximately $1.4 million during the first quarter of fiscal 2004 in connection with this action, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively. The majority of such charges are expected to be paid during the first half of fiscal 2004.

                                INTERVOICE, INC.

NOTE L -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               YEAR ENDED FEBRUARY 28
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                (IN MILLIONS, EXCEPT
                                                                  PER SHARE DATA)
NUMERATOR:
Income (loss) before the cumulative effect of a change in
  accounting principle......................................  $(50.6)  $(44.7)  $  9.6
Cumulative effect on prior years of a change in accounting
  principle.................................................   (15.8)      --    (11.9)
                                                              ------   ------   ------
Net Loss....................................................  $(66.4)  $(44.7)  $ (2.3)
                                                              ------   ------   ------
DENOMINATOR:
Denominator for basic earnings per share....................    34.0     33.4     32.7
Effect of dilutive securities-employee stock options........      --       --      1.6
                                                              ------   ------   ------
Denominator for diluted earnings per share..................    34.0     33.4     34.3
                                                              ------   ------   ------
BASIC:
Income (loss) before the cumulative effect of a change in
  accounting principle......................................  $(1.49)  $(1.34)  $ 0.29
Cumulative effect on prior years of a change in accounting
  principle.................................................   (0.46)      --    (0.36)
                                                              ------   ------   ------
Net Loss....................................................  $(1.95)  $(1.34)  $(0.07)
                                                              ======   ======   ======
DILUTED:
Income (loss) before the cumulative effect of a change in
  accounting principle......................................  $(1.49)  $(1.34)  $ 0.28
Cumulative effect on prior years of a change in accounting
  principle.................................................   (0.46)      --    (0.35)
                                                              ------   ------   ------
Net Loss....................................................  $(1.95)  $(1.34)  $(0.07)
                                                              ======   ======   ======

     Options to purchase 6,009,375, 5,437,136 and 6,370,749 shares of common stock at average exercise prices of $7.23, $9.14 and $8.72, respectively, were outstanding at February 28, 2003, February 28, 2002 and February 28, 2001, respectively, but were not included in the computations of diluted earnings
(loss) per share because the effect would have been anti-dilutive to the calculations. For fiscal 2003 and 2002, the anti-dilution is due to the loss for the year. For fiscal 2001, the anti-dilution is due to options' exercise prices which were greater than the average market prices of the common shares.

NOTE M -- OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

     During fiscal 2003, the Company reorganized into a single, integrated business unit. This action was taken as part of the Company's efforts to reduce its operating costs and to focus its activities and resources on a streamlined product line. The Company's Chief Operating Decision Maker assesses performance and allocates resources on an enterprise wide basis. Therefore, no separately reportable operating segments exist as of February 28, 2003.

                                INTERVOICE, INC.

     The Company sells systems and related services into the Enterprise and Network markets. The Company's net sales by market for fiscal 2003, 2002 and 2001 were as follows (in millions):

                                                              2003     2002     2001
                                                             ------   ------   ------
Enterprise Systems Sales...................................  $ 52.4   $ 77.6   $ 95.8
Enterprise Services Sales..................................    35.9     30.8     25.6
                                                             ------   ------   ------
Enterprise Total Sales.....................................    88.3    108.4    121.4
                                                             ------   ------   ------
Network Systems Sales......................................    32.3     48.8     86.9
Network Services Sales.....................................    35.6     54.4     66.4
                                                             ------   ------   ------
Network Total Sales........................................    67.9    103.2    153.3
                                                             ------   ------   ------
Total Company Systems Sales................................    84.7    126.4    182.7
Total Company Services Sales...............................    71.5     85.2     92.0
                                                             ------   ------   ------
Total Company Sales........................................  $156.2   $211.6   $274.7
                                                             ======   ======   ======

 GEOGRAPHIC OPERATIONS

     Revenues are attributed to geographic locations based on locations of customers. The Company's net sales by geographic area for fiscal years 2003, 2002 and 2001 were as follows (in millions):

REVENUES:                                                     2003     2002     2001
---------                                                    ------   ------   ------
                                                                  (IN MILLIONS)
North America..............................................  $ 91.5   $118.8   $141.6
Central and South America..................................     6.1      7.4     14.9
Pacific Rim................................................     2.9      5.5     11.6
Europe, Middle East and Africa.............................    55.7     79.9    106.6
                                                             ------   ------   ------
  Total....................................................  $156.2   $211.6   $274.7
                                                             ======   ======   ======

     The Company's fixed assets by geographic location are as follows:

PROPERTY AND EQUIPMENT:                                       2003    2002
-----------------------                                       -----   -----
                                                              (IN MILLIONS)
United States...............................................  $17.8   $21.9
United Kingdom..............................................    2.6     4.5
                                                              -----   -----
                                                              $20.4   $26.4
                                                              =====   =====

 CONCENTRATION OF REVENUE

     One customer, O2, formerly BT Cellnet, has purchased both systems and ASP managed services from the Company. Such combined purchases accounted for 11%, 15% and 19% of the Company's total sales during fiscal 2003, 2002 and 2001, respectively. Under the terms of its managed services contract with BT Cellnet and at current exchange rates the Company will recognize revenues of $0.9 million per month through July 2003 and $0.7 million per month from August 2003 through July 2005. The amount received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound. There were no other customers accounting for 10% or more of the Company's sales during the three years ended February 28, 2003.

                                INTERVOICE, INC.

NOTE N -- CONCENTRATIONS OF CREDIT RISK

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

NOTE O -- EMPLOYEE BENEFIT PLAN

     The Company sponsors an employee savings plan in the United States which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed three months of service are eligible to participate in the plan. The Company matches 50% of employee contributions up to 6% of the employee's eligible compensation. Company contributions totaled $1.1 million, $1.3 million and $1.4 million in fiscal 2003, 2002 and 2001, respectively.

NOTE P -- CONTINGENCIES

 INTELLECTUAL PROPERTY MATTERS

     The Company provides its customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send the Company or its customers letters alleging that the Company's products do or might infringe upon the owners' intellectual property rights, and/or suggesting that the Company or its customers should negotiate a license or cross-license agreement with the owner. The Company's policy is to never knowingly infringe upon any third party's intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company currently has a portfolio of 62 patents, and it has applied for and will continue to apply for and receive a number of additional patents to reflect its technological innovations. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement.

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

     None of the Company's customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has

                                INTERVOICE, INC.

not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company's products. An affiliate of Verizon Communications, Inc., Cellco Partnership d/b/a Verizon Wireless, recently settled all claims of patent infringement asserted against it in the matter of RAKTL v. Verizon Communications, Inc. et al, No. 01-CV-5627, in U.S. District Court, Eastern District of Pennsylvania. Verizon Wireless had previously notified the Company of the lawsuit and referenced provisions in a contract for prepaid services which required a wholly owned subsidiary of the Company, Brite Voice Systems Inc., to indemnify Verizon Wireless against claims that its services infringe patents. The clams in the lawsuit made general reference to prepaid services and a variety of other services offered by Verizon Wireless and its affiliates but did not refer to Brite's products or services. The Company had informed Verizon Wireless that it could find no basis for an indemnity obligation under the expired contract and, accordingly, the Company did not participate in the defense or settlement of the matter.

     Even though RAKTL has not alleged that a product provided by the Company infringes a RAKTL patent, it is always possible that RAKTL may do so. In the event that a Company product becomes the subject of litigation, a customer could attempt to invoke the Company's indemnity obligations under the applicable agreement. As with most sales contracts with suppliers of computerized equipment, the Company's contractual indemnity obligations are generally limited to the products and services provided by the Company, and generally require the customer to allow the Company to have control over any litigation and settlement negotiations with the patent holder. The customers who have received letters from RAKTL generally have multiple suppliers of the types of products that might potentially be subject to claims by RAKTL.

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

     In the matter of Aerotel, Ltd. et al, v. Sprint Corporation, et al, Cause No. 99-CIV-11091 (SAS), pending in the United States District Court, Southern District of New York, Aerotel, Ltd., has sued Sprint Corporation alleging that certain prepaid services offered by Sprint are infringing Aerotel's U.S. Patent No. 4,706,275 ("275 patent"). According to Sprint, the suit originally focused on land-line prepaid services not provided by the Company. As part of an unsuccessful mediation effort, Aerotel also sought compensation for certain prepaid wireless services provided to Sprint PCS by the Company. As a result of the mediation effort, Sprint has requested that the Company provide a defense and indemnification to Aerotel's infringement claims, to the extent that they pertain to any wireless prepaid services offered by the Company. In response to this request, the Company offered to assist (and has in fact been assisting) Sprint's counsel in defending

                                INTERVOICE, INC.

against such claims, to the extent they deal with issues unique to the system and services provided by the Company. Sprint has asserted, among other things, that Intervoice should reimburse Sprint for legal expenses Sprint incurs in connection with defending the wireless services. The trial court, which had temporarily stayed proceedings, recently recommenced proceedings following certain rulings from the United States Patent and Trademark Office. The Company has received opinions from its outside patent counsel that the wireless prepaid services offered by the Company do not infringe the "275 patent". Aerotel has filed expert reports that assert that wireless services provided by the Company are covered under Claim 23 of the "275 patent". Sprint has filed its own expert report rebutting Aerotel's expert.

 PENDING LITIGATION

     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:

     Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 the ("Class Period"). Plaintiffs have filed claims which, were consolidated into one proceeding, under sec.sec. 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

     The Company believes that it and its officers complied with their obligations under the securities laws, and intends to defend the lawsuit vigorously. The Company responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint. Plaintiffs filed an amended complaint on September 23, 2002. The Company has filed a motion to dismiss the amended complaint, and plaintiffs have filed a response in opposition to the Company's motion to dismiss. The court has ordered the parties to attend a mediation with a neutral third-party mediator during June 2003. All discovery and other proceedings not related to the dismissal have been stayed pending resolution of the Company's request to dismiss the amended complaint.

 TELEMAC ARBITRATION

     On March 28, 2003 the Company announced a settlement of an arbitration proceeding in the Los Angeles, California, office of JAMS initiated by Telemac Corporation ("Telemac") against the Company, InterVoice Brite Ltd. and Brite Voice Systems, Inc., JAMS Case No. 1220026278. Telemac's allegations arose out of the negotiation of an Amended and Restated Prepaid Phone Processing Agreement between Telemac and Brite Voice Systems Group, Ltd., and certain amendments thereto, under which Telemac licensed prepaid wireless software for use in the United Kingdom under agreement with 02, formerly BT Cellnet, a provider of wireless telephony in the United Kingdom. The terms of the settlement included a cash payment to Telemac, which was not significant to the Company's consolidated financial condition.

                                INTERVOICE, INC.

 OTHER MATTERS

     The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known lawsuits, including the matter described above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to the Company's financial position or results of operations.

     The Company is a party to many routine contracts in which it provides general indemnities and warranties in the normal course of business to third parties for various risks. These indemnities and warranties are discussed in the following paragraphs. Except in specific circumstances where the Company has determined that the likelihood of loss is probable and the amount of the loss quantifiable, the Company has not recorded a liability for any of these indemnities. In general, the Company is not able to estimate the potential amount of any liability relating to these indemnities and warranties.

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

     The Company's contracts with its customers generally contain qualified indemnifications against third party claims relating to the infringement of intellectual property as described in "Intellectual Property Matters" above.

     The Company's contracts with its customers also generally contain warranties and, in some cases, general indemnifications against other unspecified third party and general liability claims. The Company has liability insurance protecting it against certain obligations, primarily certain claims related to property damage, that result from these indemnities.

     The Company's revolving credit agreement allows for certain amounts that may be advanced under the agreement to accrue interest at LIBOR plus a margin. The agreement states that the LIBOR rate may be adjusted by the lender on a prospective basis to take into account any additional or increased costs to the lender of maintaining or obtaining any eurodollar deposits or increased costs due to changes in applicable law occurring subsequent to the start of the then applicable interest period. The agreement also requires the Company to indemnify the lender against any loss incurred by the lender as a result of actions taken by the Company to settle the LIBOR based loans and related interest obligations on other than the predetermined settlement date. The provisions described above continue for the entire term of the credit agreement, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default and would entitle the lender to foreclose upon the collateral to realize the amounts due. The Company had no amounts outstanding under the revolving credit agreement at February 28, 2003.

     The Company has employment agreements with three executive officers. Each agreement requires the Company to make termination payments to the officer of from one to two times the officer's annual base compensation in the event the officer's services are terminated without cause or payments of up to 2.99 times the officer's annual compensation including bonuses in connection with a termination of the officer's services following a change in ownership of the Company, as defined in the agreement, prior to the expiration of the agreement. If all three officers were terminated without cause as described above during fiscal 2004, the cost to the Company would range from $0.8 million to $2.5 million.

     The Company, under the terms of its Articles of Incorporation and Bylaws, indemnifies its directors, officers, employees or agents or any other person serving at the Company's request as a director, officer, employee or agent of another corporation in connection with a derivative suit if (1) he or she is successful on

                                INTERVOICE, INC.

the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, but the Company will not provide indemnification for any claim as to which the person was adjudged liable for negligence or misconduct unless the court determines that under the circumstances the person is fairly and reasonably entitled to indemnification. The Company provides the same category of persons with indemnification in a non-derivative suit only if such person (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reason to believe his or her conduct was unlawful.

     In connection with certain lawsuits filed against the Company and certain of its present and former officers and directors (see "Pending Litigation" above, the Company has agreed to pay in advance any expenses, including attorneys' fees, incurred by such present and former officers and directors in defending such litigation, in accordance with Article 2.02-1 of the Texas Business Corporation Act and the Company's Articles of Incorporation and Bylaws. Each of these parties has provided the Company with a written undertaking to repay the Company the expenses advanced if the person is ultimately not entitled to indemnification.

     The merger agreement between Intervoice, Inc. and Brite Voice Systems, Inc. provides that until the fifth anniversary of the merger in 2004, the Company shall, as the surviving corporation, indemnify, defend and hold harmless, to the fullest extent permitted under Kansas law or the terms of Brite's Articles of Incorporation or Bylaws as in effect at the effective time of the merger, the present and former officers and directors of Brite and its subsidiaries against all losses, claims, damages, liabilities, costs, fees and expenses, including reasonable attorneys' fees and judgments, fines, losses, claims, liabilities and amounts paid in settlement, arising out of actions or omissions occurring at or prior to the effective time of the merger. The merger agreement also provides that the Company will maintain Brite's existing directors' and officers' liability insurance or a substantially equivalent policy, for at least five years after the effective time of the merger. The Company is not, however, required to pay total premiums for insurance in excess of $250,000. If the Company is unable to obtain substantially equivalent coverage for an aggregate premium not to exceed $250,000, then it will obtain as much insurance as can be obtained for $250,000.

     Texas corporations are authorized to obtain insurance to protect officers and directors from certain liabilities, including liabilities against which the corporation cannot indemnify its officers and directors. The Company has obtained liability insurance for its officers and directors as permitted by
Article 2.02-1 of the Texas Business Corporation Act.

                                INTERVOICE, INC.

                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                             COLUMN B     COLUMN C     COLUMN D     COLUMN E
--------                                             ----------   ----------   ----------   ----------
                                                                  ADDITIONS
                                                     BALANCE AT   CHARGED TO                BALANCE AT
                                                     BEGINNING     COST AND                   END OF
DESCRIPTION                                          OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
-----------                                          ----------   ----------   ----------   ----------
                                                                       (IN MILLIONS)
Year Ended February 28, 2003:
  Allowance for doubtful accounts..................     $3.5        $ (0.7)(B)   $ (0.3)(A)    $2.5
Year Ended February 28, 2002:
  Allowance for doubtful accounts..................     $3.6        $  0.4       $ (0.5)(A)    $3.5
Year Ended February 28, 2001:
  Allowance for doubtful accounts..................     $4.2        $  2.9       $ (3.5)(A)    $3.6

---------------

(A) Accounts written off.

(B) Recovery of accounts written off in a preceding year, net of current period account charges.

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

ITEM 14.  CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this annual report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not applicable.

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements and financial statement schedule of Intervoice, Inc. and subsidiaries are included in Items 8 and 16(a), respectively.

                                                                        PAGE
                                                                        ----
    (1)  Financial Statements
         Report of Independent Auditors..............................    38
         Consolidated Balance Sheets at February 28, 2003 and 2002...    39
         Consolidated Statements of Operations for each of the three
         years in the period ended February 28, 2003.................    40
         Consolidated Statements of Changes in Stockholders' Equity
         for each of the three years in the period ended February 28,
         2003........................................................    41
         Consolidated Statements of Cash Flows for each of the three
         years in the period ended February 28, 2003.................    42
         Notes to Consolidated Financial Statements..................    43
    (2)  Financial Statement Schedule II Valuation and Qualifying        74
         Accounts....................................................

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

     The exhibits required to be filed by this Item 16 are set forth in the Index to Exhibits accompanying this report.

     (b) Reports on Form 8-K

     1. A report on Form 8-K filed on December 20, 2002 to announce the Company's third quarter earnings release.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERVOICE, INC.

                                          By:   /s/ DAVID W. BRANDENBURG
                                            ------------------------------------
                                                    David W. Brandenburg
                                             Chairman of the Board of Director
                                               and Chief Executive Officer

Dated: May 29, 2003

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

             /s/ DAVID W. BRANDENBURG                 Chairman of the Board of Directors    May 29, 2003
 ------------------------------------------------        and Chief Executive Officer
               David W. Brandenburg


              /s/ ROB-ROY J. GRAHAM                      Chief Financial Officer and        May 29, 2003
 ------------------------------------------------                 Controller
                Rob-Roy J. Graham


              /s/ MARK C. FALKENBERG                       Chief Accounting Officer         May 29, 2003
 ------------------------------------------------
                Mark C. Falkenberg


            /s/ JOSEPH J. PIETROPAOLO                              Director                 May 29, 2003
 ------------------------------------------------
              Joseph J. Pietropaolo


               /s/ GEORGE C. PLATT                                 Director                 May 29, 2003
 ------------------------------------------------
                 George C. Platt


                                                                   Director
 ------------------------------------------------
                  Grant A. Dove


                /s/ JACK P. REILY                                  Director                 May 29, 2003
 ------------------------------------------------
                  Jack P. Reily


               /s/ GERALD F. MONTRY                                Director                 May 29, 2003
 ------------------------------------------------
                 Gerald F. Montry

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ DAVID W. BRANDENBURG
                                          --------------------------------------
                                                   David W. Brandenburg
                                           Chief Executive Officer and Chairman

Date: May 29, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ ROB-ROY J. GRAHAM
                                          --------------------------------------
                                                    Rob-Roy J. Graham
                                          Executive Vice President and Chief
                                          Financial Officer

Date: May 29, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Articles of Incorporation, as amended, of Registrant.(2)
 3.2      Amendment to Articles of Incorporation of Registrant.(9)
 3.3      Amendment to Articles of Incorporation of Registrant.(19)
 3.4      Second Restated Bylaws of Registrant, as amended.(1)
 4.1      Third Amended and Restated Rights Agreement dated as of May
          1, 2001 between the Registrant and Computershare Investor
          Services, LLC, as Rights Agent.(4)
 4.2      Securities Purchase Agreement, dated as of May 29, 2002,
          between the Registrant and the Buyers named therein (the
          "Securities Purchase Agreement").(17)
 4.3      Form of Convertible Note, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities
          Purchase Agreement.(17)
 4.4      Form of Warrant, dated as of May 29, 2002, between the
          Registrant and each of the Buyers under the Securities
          Purchase Agreement.(17)
 4.5      Registration Rights Agreement, dated as of May 29, 2002,
          between the Registrant and each of the Buyers under the
          Securities Purchase Agreement.(17)
 4.6      First Amendment to Third Amended and Restated Rights
          Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC.(17)
10.1      The InterVoice, Inc. 1990 Incentive Stock Option Plan, as
          amended(8)
10.2      The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for
          Non-Employees, as amended(3)
10.3      The InterVoice, Inc. Employee Stock Purchase Plan(6)
10.4      InterVoice, Inc. Employee Savings Plan(5)
10.5      InterVoice, Inc. Restricted Stock Plan(7)
10.6      Employment Agreement dated as of September 16, 1998 between the Company and Rob-Roy J. Graham(8)
10.7      InterVoice, Inc. 1998 Stock Option Plan(8)
10.8      Acquisition Agreement and Plan of Merger dated as of April
          27, 1999, by and among the Company, InterVoice Acquisition
          Subsidiary III, Inc. ("Acquisition Subsidiary") and Brite
          Voice Systems, Inc.(11)
10.9      Patent License Agreement between Lucent Technologies GRL
          Corp. and InterVoice Limited Partnership, effective as of
          October 1, 1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment.(9)
10.10     Intervoice, Inc. 1999 Stock Option Plan.(12)
10.11     Credit Agreement dated June 1, 1999 among InterVoice, Inc.,
          InterVoice Acquisition Subsidiary III, Inc. and Bank of
          America National Trust and Savings Association, as "Agent",
          Banc of America Securities LLC and certain other financial
          Institutions indicated as being parties to the Credit
          Agreement (collectively, "Lenders") incorporated by
          reference to Exhibit 99.(b)(1) of the Schedule 14-D1
          (Amendment No. 4) filed by InterVoice, Inc. and InterVoice
          Acquisition Subsidiary III, Inc. on June 14, 1999.(11)
10.12     Forebearance Agreement dated as of March 7, 2002, by and
          among the Company, Brite Voice Systems, Inc., Bank of
          America, National Association, as agent, and the Lenders
          party thereto.(15)
10.13     Consent and Amendment to Forebearance Agreement, dated as of
          March 31, 2002, by and among the Company, Brite Voice
          Systems, Inc., Bank of America, National Association, as
          agent, and the Lenders party thereto.(16)
10.14     Form of Commitment Letter dated May 29, 2002.(17)
10.15     Consent, Waiver and Third Amendment to Credit Agreement,
          effective as of May 29, 2002 among the Registrant, Brite
          Voice Systems, Inc. (successor by merger to InterVoice
          Acquisition Subsidiary III, Inc.), Bank of America, National
          Association (successor by merger to Bank of America National
          Trust and Savings Association), as Agent, and the other
          Lenders named therein.(17)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.16     Subordination and Intercreditor Agreement effective as of
          May 29, 2002 by and among the Registrant, the Buyers under the Securities Purchase Agreement, and Bank of America,
          National Association, as Agent for the Senior Creditors
          (defined therein).(17)
10.17     Promissory Note, dated May 29, 2002, executed by the
          Registrant in favor of Beal Bank, S.S.B.(17)
10.18     Deed of Trust, Security Agreement, and Assignment of Leases
          and Rents dated May 29, 2002, executed by the Registrant for its benefit of Beal Bank, S.S.B.(17)
10.19     First Amendment to Employment Agreement effective as of July
          1, 2000, between the Company and Rob-Roy J. Graham.(10)
10.20     First Amendment to Credit Agreement effective as of January
          15, 2001, between the Company, Agent and the Lenders.(13)
10.21     Consent and Second Amendment to Credit Agreement effective as of February 28, 2001, between the Company, Agent and the
          Lenders.(13)
10.22     Second Amendment to Employment Agreement dated as of October
          31, 2001, between the Company and Rob-Roy J. Graham.(14)
10.23     Second Amended Employment Agreement dated as of February 18,
          2002, between the Company and David W. Brandenburg.(18)
10.24     Loan and Security Agreement dated as of August 29, 2002
          between the Company and Foothill Capital Corporation.(20)
10.25     Modification Agreement dated as of September 30, 2002, by
          and between the Company and Beal Bank S.S.B., modifying a
          deed of trust.(19)
10.26     Second Modification Agreement dated as of February 27, 2003 by and between the Company and Beal Bank S.S.B., modifying a deed of trust.(21)
10.27     Employment Agreement dated as of October 23, 2002, between the Company and Robert E. Ritchey.(21)
21        Subsidiaries(21)
23        Consent of Independent Auditors(21)
99.1      Certification Pursuant to 18 U.S.C. Section 1350, signed by
          David W. Brandenburg(21)
99.2      Certification Pursuant to 18 U.S.C. Section 1350, signed by
          Rob-Roy J. Graham(21)
99.3      Pages 12, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4/A (Amendment No. One) filed by the
          Company on July 13, 1999)(9)
99.4      Letter Agreement dated April 2, 2002 between the Company and a prospective purchaser of the Company's facilities in
          Wichita, Kansas. Portions of this exhibit have been excluded pursuant to a request for confidentiality treatment.(16)

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

 (3) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 filed with the SEC on April 6, 1994, with respect to the Company's 1990 Nonqualified Stock Option Plan for Non-Employees, Registration Number 33-77590.

 (4) Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

 (5) Incorporated by reference to exhibits to the Company's 1994 Annual Report on Form 10-K for the fiscal year ended February 28, 1994, filed with the SEC on May 31, 1994.

 (6) Incorporated by reference to exhibits to Registration Statement on Form S-8 filed with the SEC on November 20, 2002, Registration Number 333-1013280.

 (7) Incorporated by reference to exhibits to the Company's 1996 Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the SEC on May 29, 1996.

 (8) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, filed with the SEC on October 14, 1998.

 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000, filed with the SEC on October 14, 2000.

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

(14) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, filed with the SEC on January 11, 2002.

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

(19) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(20) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, filed with the SEC on August 29, 2002.

(21) Filed herewith.