Form 10-Q/A
period 2002-11-30
INTERVOICE INC
filed 2003-06-10
CIK 764244

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                (AMENDMENT No.1)

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

                                EXPLANATORY NOTE

         Intervoice, Inc. (the "Company") is amending its Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 to reflect what the Company believes are immaterial adjustments to its systems backlog, which does not include the contracted value of future maintenance and managed services to be recognized by the Company, for each of the first three quarters of its fiscal year ended February 28, 2003. As a result of the adjustments, the Company's backlog for the quarters ended May 31, 2002, August 31, 2002 and November 30, 2002, was approximately $33.2 million, $33.5 million and $29.5 million, respectively, rather than approximately $32.0 million, $31.1 million and $30.1 million, respectively. The Company has also filed a separate Form 10-K/A to amend its Annual Report on Form 10-K for the year ended February 28, 2003 to reflect that its backlog at February 28, 2003 was approximately $33.5 million rather than approximately $37 million.

         The Company's published quarterly and annual financial statements for the fiscal year ended February 28, 2003 do not include the reported amounts of backlog. Accordingly, the adjustments to backlog referred to in this note do not affect the Company's published quarterly or annual financial statements. Although the discussion in Item 2 of Form 10-Q is amended in its entirety, the only change is to reflect the correct amounts of backlog at the end of each of its first three fiscal quarters in the discussion under "Sales".

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

                                           Fiscal       Fiscal
                  Backlog as of             2003         2002
                  -------------            ------       ------
                  May 31                     33.2         31.0
                  August 31                  33.5         25.4
                  November 30                29.5         21.0
                  February 28                             26.0

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



                                               INTERVOICE, INC.



Date: June 10, 2003                            By:  /s/ MARK C. FALKENBERG
                                                    ----------------------------
                                                    Mark C. Falkenberg
                                                    Chief Accounting Officer

                                 CERTIFICATIONS

I, David W. Brandenburg, certify that:

   1. I have reviewed this quarterly report on Form 10-Q/A of Intervoice, Inc.;

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


Date:    June 10, 2003
                                          /s/ David W. Brandenburg
                                          --------------------------------------
                                          David W. Brandenburg
                                          Chief Executive Officer and Chairman

                                 CERTIFICATIONS

I, Rob-Roy J. Graham, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Intervoice, Inc.;

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


Date:    June 10, 2003
                                           /s/ Rob-Roy J. Graham
                                           -------------------------------------
                                           Rob-Roy J. Graham
                                           Executive Vice President and Chief
                                           Financial Officer

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