Form 10-K/A
period 2003-02-28
INTERVOICE INC
filed 2003-06-10
CIK 764244

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 10, 2003

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

     Number of Shares of Common Stock Outstanding as of May 13, 2003: 34,111,101

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which the document is incorporated:

     (1) Proxy Statement for the 2003 Annual Meeting of Shareholders -- Part
III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
          Overview....................................................    2
          Markets.....................................................    3
          Products and Services.......................................    4
          Competition.................................................    7
          Sales and Marketing.........................................    7
          Strategic Alliances.........................................    8
          Backlog.....................................................    8
          Research and Development....................................    8
          Proprietary Rights..........................................    9
          Manufacturing and Facilities................................   10
          Employees...................................................   10
          Merger with Brite Voice Systems, Inc........................   10
          Availability of Company Filings with the SEC................   10

                                  PART II
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11

                                  PART IV
Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   32

                                EXPLANATORY NOTE



     Intervoice, Inc. (the "Company") is amending its Annual Report on Form 10-K for the year ended February 28, 2003 to reflect that systems backlog, which does not include the contracted value of future maintenance and managed services to be recognized by the Company, at February 28, 2003 was approximately $33.5 million rather than approximately $37.0 million. The adjustment resulted primarily from the inadvertent inclusion of certain orders in backlog that were actually included in fourth quarter sales. The Company will also file a separate Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended November 30, 2002, to reflect what the Company believes are immaterial adjustments to its backlog at the end of each of its first three quarters for the same fiscal year.



     The Company's published quarterly and annual financial statements for the fiscal year ended February 28, 2003 do not include the reported amounts of backlog. Accordingly, the adjustments to backlog referred to in this note do not affect the Company's published quarterly or annual financial statements. Although the discussions in Item 1 and Item 7 of Form 10-K are each amended in their entirety, the only change is to reflect the correct amount of backlog at February 28, 2003 in the discussions under "Backlog" in Item 1 and under "Sales" in Item 7.


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

BACKLOG


     The Company's systems backlog at February 28, 2003, 2002 and 2001, which does not include the contracted value of future maintenance and managed services to be recognized by the Company, was approximately $33.5 million, $26 million and $35 million, respectively. The Company expects all existing backlog to be delivered within fiscal 2004. Due to customer demand, some of the Company's sales are completed in the same fiscal quarter as ordered. Thus, the Company's backlog at any particular date may not be indicative of actual sales for any future period.


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

                                    PART II


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

     - The Company may not be successful in transitioning its products and services to an open, standards-based business model. The Company has historically provided complete, bundled hardware and software systems using internally developed components to address its customers' total business needs. Increasingly, the markets for the Company's products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft's(R).NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware compo-nents, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, the Company believes it may sell less hardware and fewer bundled systems and may become increasingly dependent on its development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on the Company's management to transition its products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems. If the Company is unsuccessful in resolving one or more of these challenges, the Company's revenues and profitability could decline.

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


     The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. At February 28, 2003, 2002 and 2001, the Company's backlog of systems sales was approximately $33.5 million, $26 million, and $35 million, respectively.


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

                                          INTERVOICE, INC.

                                          By:   /s/ DAVID W. BRANDENBURG
                                            ------------------------------------
                                                    David W. Brandenburg
                                             Chairman of the Board of Director
                                               and Chief Executive Officer


Dated: June 10, 2003

                                 CERTIFICATIONS

I, David W. Brandenburg, certify that:


     1. I have reviewed this annual report on Form 10-K/A of Intervoice, Inc.;


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

                                               /s/ DAVID W. BRANDENBURG
                                          --------------------------------------
                                                   David W. Brandenburg
                                           Chief Executive Officer and Chairman


Date: June 10, 2003

                                 CERTIFICATIONS

I, Rob-Roy J. Graham, certify that:


     1. I have reviewed this annual report on Form 10-K/A of Intervoice, Inc.;


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


Date: June 10, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Articles of Incorporation, as amended, of Registrant.(2)
 3.2      Amendment to Articles of Incorporation of Registrant.(9)
 3.3      Amendment to Articles of Incorporation of Registrant.(19)
 3.4      Second Restated Bylaws of Registrant, as amended.(1)
 4.1      Third Amended and Restated Rights Agreement dated as of May
          1, 2001 between the Registrant and Computershare Investor
          Services, LLC, as Rights Agent.(4)
 4.2      Securities Purchase Agreement, dated as of May 29, 2002,
          between the Registrant and the Buyers named therein (the
          "Securities Purchase Agreement").(17)
 4.3      Form of Convertible Note, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities
          Purchase Agreement.(17)
 4.4      Form of Warrant, dated as of May 29, 2002, between the
          Registrant and each of the Buyers under the Securities
          Purchase Agreement.(17)
 4.5      Registration Rights Agreement, dated as of May 29, 2002,
          between the Registrant and each of the Buyers under the
          Securities Purchase Agreement.(17)
 4.6      First Amendment to Third Amended and Restated Rights
          Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC.(17)
10.1      The InterVoice, Inc. 1990 Incentive Stock Option Plan, as
          amended(8)
10.2      The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for
          Non-Employees, as amended(3)
10.3      The InterVoice, Inc. Employee Stock Purchase Plan(6)
10.4      InterVoice, Inc. Employee Savings Plan(5)
10.5      InterVoice, Inc. Restricted Stock Plan(7)
10.6      Employment Agreement dated as of September 16, 1998 between the Company and Rob-Roy J. Graham(8)
10.7      InterVoice, Inc. 1998 Stock Option Plan(8)
10.8      Acquisition Agreement and Plan of Merger dated as of April
          27, 1999, by and among the Company, InterVoice Acquisition
          Subsidiary III, Inc. ("Acquisition Subsidiary") and Brite
          Voice Systems, Inc.(11)
10.9      Patent License Agreement between Lucent Technologies GRL
          Corp. and InterVoice Limited Partnership, effective as of
          October 1, 1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment.(9)
10.10     Intervoice, Inc. 1999 Stock Option Plan.(12)
10.11     Credit Agreement dated June 1, 1999 among InterVoice, Inc.,
          InterVoice Acquisition Subsidiary III, Inc. and Bank of
          America National Trust and Savings Association, as "Agent",
          Banc of America Securities LLC and certain other financial
          Institutions indicated as being parties to the Credit
          Agreement (collectively, "Lenders") incorporated by
          reference to Exhibit 99.(b)(1) of the Schedule 14-D1
          (Amendment No. 4) filed by InterVoice, Inc. and InterVoice
          Acquisition Subsidiary III, Inc. on June 14, 1999.(11)
10.12     Forbearance Agreement dated as of March 7, 2002, by and
          among the Company, Brite Voice Systems, Inc., Bank of
          America, National Association, as agent, and the Lenders
          party thereto.(15)
10.13     Consent and Amendment to Forbearance Agreement, dated as of
          March 31, 2002, by and among the Company, Brite Voice
          Systems, Inc., Bank of America, National Association, as
          agent, and the Lenders party thereto.(16)
10.14     Form of Commitment Letter dated May 29, 2002.(17)
10.15     Consent, Waiver and Third Amendment to Credit Agreement,
          effective as of May 29, 2002 among the Registrant, Brite
          Voice Systems, Inc. (successor by merger to InterVoice
          Acquisition Subsidiary III, Inc.), Bank of America, National
          Association (successor by merger to Bank of America National
          Trust and Savings Association), as Agent, and the other
          Lenders named therein.(17)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.16     Subordination and Intercreditor Agreement effective as of
          May 29, 2002 by and among the Registrant, the Buyers under the Securities Purchase Agreement, and Bank of America,
          National Association, as Agent for the Senior Creditors
          (defined therein).(17)
10.17     Promissory Note, dated May 29, 2002, executed by the
          Registrant in favor of Beal Bank, S.S.B.(17)
10.18     Deed of Trust, Security Agreement, and Assignment of Leases
          and Rents dated May 29, 2002, executed by the Registrant for its benefit of Beal Bank, S.S.B.(17)
10.19     First Amendment to Employment Agreement effective as of July
          1, 2000, between the Company and Rob-Roy J. Graham.(10)
10.20     First Amendment to Credit Agreement effective as of January
          15, 2001, between the Company, Agent and the Lenders.(13)
10.21     Consent and Second Amendment to Credit Agreement effective as of February 28, 2001, between the Company, Agent and the
          Lenders.(13)
10.22     Second Amendment to Employment Agreement dated as of October
          31, 2001, between the Company and Rob-Roy J. Graham.(14)
10.23     Second Amended Employment Agreement dated as of February 18,
          2002, between the Company and David W. Brandenburg.(18)
10.24     Loan and Security Agreement dated as of August 29, 2002
          between the Company and Foothill Capital Corporation.(20)
10.25     Modification Agreement dated as of September 30, 2002, by
          and between the Company and Beal Bank S.S.B., modifying a
          deed of trust.(19)
10.26     Second Modification Agreement dated as of February 27, 2003 by and between the Company and Beal Bank S.S.B., modifying a deed of trust.(21)
10.27     Employment Agreement dated as of October 23, 2002, between the Company and Robert E. Ritchey.(21)
21        Subsidiaries(21)
23        Consent of Independent Auditors(21)
99.1      Certification Pursuant to 18 U.S.C. Section 1350, signed by
          David W. Brandenburg(22)
99.2      Certification Pursuant to 18 U.S.C. Section 1350, signed by
          Rob-Roy J. Graham(22)
99.3      Pages 12, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration
          Statement on Form S-4/A (Amendment No. One) filed by the
          Company on July 13, 1999)(9)
99.4      Letter Agreement dated April 2, 2002 between the Company and a prospective purchaser of the Company's facilities in
          Wichita, Kansas. Portions of this exhibit have been excluded pursuant to a request for confidentiality treatment.(16)


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


(21) Filed with the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, filed with the SEC on May 29, 2003.



(22) Filed herewith.