Form 10-K/A
period 2003-02-28
INTERVOICE INC
filed 2003-07-01
CIK 764244

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 1, 2003

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

     Number of Shares of Common Stock Outstanding as of May 13, 2003: 34,111,101

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which the document is incorporated:

     (1) Proxy Statement for the 2003 Annual Meeting of Shareholders -- Part
III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
          Overview....................................................    2
          Markets.....................................................    3
          Products and Services.......................................    4
          Competition.................................................    6
          Sales and Marketing.........................................    7
          Strategic Alliances.........................................    7
          Backlog.....................................................    8
          Research and Development....................................    8
          Proprietary Rights..........................................    8
          Manufacturing and Facilities................................   10
          Employees...................................................   10
          Merger with Brite Voice Systems, Inc........................   10
          Availability of Company Filings with the SEC................   10
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   36
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   75

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   75
Item 11.  Executive Compensation......................................   75
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   75
Item 13.  Certain Relationships and Related Transactions..............   75
Item 14.  Controls and Procedures.....................................   75
Item 15.  Principal Accountant Fees and Services......................   76

                                  PART IV
Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   76

                                EXPLANATORY NOTE



     This Form 10-K/A (Amendment No. 2) is a composite copy of the Company's original Form 10-K and the changes effected by Amendment No. 1 without any further changes.



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



     Intangible Assets and Impairment of Long-Lived Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of the Company's fiscal 2000 acquisition of Brite Voice Systems, Inc., and certain capitalized purchased software. Intangible assets are being amortized using the straight-line method over each asset's estimated useful life. Such lives range from five to twelve years. Amortization

                                INTERVOICE, INC.

expense for these items totaled $7.4 million, $11.3 million and $12.3 million in fiscal 2003, 2002 and 2001, respectively. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which the Company adopted on March 1, 2002, and Statement of Financial Accounting Standards No. 121, which was effective for the Company's fiscal years 2002 and 2001, the Company reviews its intangible and other long-lived assets for possible impairment when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, the Company recognizes an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows. The Company recognized impairment losses related to intangible assets totaling $16.7 million in fiscal 2003 and $11.7 million in fiscal 2002. See "Note C -- Change in Accounting Principle for Goodwill and Other Intangible Assets".



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


Dated: July 1, 2003

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


Date: July 1, 2003

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


Date: July 1, 2003

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


(21) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003, filed with the SEC on May 29, 2003.


(22) Filed herewith.