Form 10-Q
period 2003-05-31
INTERVOICE INC
filed 2003-07-15
CIK 764244

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  MAY 31, 2003

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

THE REGISTRANT HAD 34,111,101 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING AS OF MAY 31, 2003.

ITEM 1   FINANCIAL STATEMENTS


                                InterVoice, Inc.
                          Consolidated Balance Sheets


                                                                  (In Thousands, Except Share and Per Share Data)

ASSETS                                                                  May 31, 2003       February 28, 2003
---------------------------------------------------------               ------------       -----------------
                                                                        (Unaudited)
Current Assets
     Cash and cash equivalents                                           $ 27,804           $ 26,211
     Trade accounts receivable, net of allowance for
         doubtful accounts of $2,744 in fiscal 2004 and
         $2,527 in fiscal 2003                                             26,290             25,853
     Inventory                                                              7,827              8,895
     Prepaid expenses and other current assets                              5,689              5,277
                                                                         --------           --------
                                                                           67,610             66,236
                                                                         --------           --------
Property and Equipment
     Building                                                              16,747             16,708
     Computer equipment and software                                       34,171             32,660
     Furniture, fixtures and other                                          2,761              2,667
     Service equipment                                                      9,293              8,744
                                                                         --------           --------
                                                                           62,972             60,779
     Less allowance for depreciation                                       42,434             40,406
                                                                         --------           --------
                                                                           20,538             20,373
Other Assets
     Intangible assets, net of amortization of $32,172 in
         fiscal 2004 and $32,218 in fiscal 2003                             8,624              9,326
     Goodwill                                                               3,401              3,401
     Other assets                                                           1,368              1,655
                                                                         --------           --------
                                                                         $101,541           $100,991
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                    $ 11,939           $ 12,513
     Accrued expenses                                                      12,404             12,705
     Customer deposits                                                      8,824              9,061
     Deferred income                                                       26,366             25,478
     Current portion of long term borrowings                                3,333              3,333
     Income taxes payable                                                   7,036              6,240
                                                                         --------           --------
                                                                           69,902             69,330
Long term borrowings                                                       14,944             15,778
Other long term liabilities                                                   585                856
Deferred income taxes                                                          91                 44

Stockholders' Equity

     Preferred Stock, $100 par value--2,000,000
         shares authorized: none issued
     Common Stock, no par value, at nominal
         assigned value--62,000,000 shares
         authorized: 34,111,101 issued and
         outstanding in fiscal 2004 and fiscal 2003                            17                 17
     Additional capital                                                    65,144             65,144
     Accumulated deficit                                                  (45,832)           (46,768)
     Accumulated other comprehensive loss                                  (3,310)            (3,410)
                                                                         --------           --------
         Stockholders' equity                                              16,019             14,983
                                                                         --------           --------
                                                                         $101,541           $100,991
                                                                         ========           ========





                 See notes to consolidated financial statements.

                                InterVoice, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                         (In Thousands, Except Per Share Data)
                                                                   Three Months Ended
                                                         -------------------------------------
                                                            May 31, 2003         May 31, 2002
                                                         -----------------     ---------------
Sales
     Systems                                                   $18,031          $ 21,635
     Services                                                   20,371            16,781
                                                               -------          --------
                                                                38,402            38,416
                                                               -------          --------
Cost of goods sold
     Systems                                                    11,213            16,118
     Services                                                    6,731             6,671
                                                               -------          --------
                                                                17,944            22,789
                                                               -------          --------
Gross margin
     Systems                                                     6,818             5,517
     Services                                                   13,640            10,110
                                                               -------          --------
                                                                20,458            15,627

Research and development expenses                                3,870             6,005
Selling, general and administrative expenses                    13,471            17,693
Amortization of acquisition related intangible assets              705             1,776
                                                               -------          --------

Income (loss) from operations                                    2,412            (9,847)

Other income (expense)                                            (187)              (48)
Interest expense                                                  (545)           (1,465)
                                                               -------          --------
Income (loss) before taxes                                       1,680           (11,360)
Income taxes (benefit)                                             744            (2,681)
                                                               -------          --------

Income (loss) before the cumulative effect
     of a change in accounting principle                           936            (8,679)
Cumulative effect on prior years of a change
     in accounting principle                                        --           (15,791)
                                                               -------          --------

Net income (loss)                                              $   936           (24,470)
                                                               =======          ========

Per Basic Share:

Income (loss) before the cumulative effect of
     a change in accounting principle                          $  0.03          $  (0.26)
Cumulative effect on prior years of a change
     in accounting principle                                        --             (0.46)
                                                               -------          --------
Net income (loss)                                              $  0.03          $  (0.72)
                                                               =======          ========

Per Diluted Share:

Income (loss) before the cumulative effect of
     a change in accounting principle                          $  0.03          $  (0.26)
Cumulative effect on prior years of a change
     in accounting principle                                        --             (0.46)
                                                               -------          --------
Net income (loss)                                              $  0.03          $  (0.72)
                                                               =======          ========





                 See notes to consolidated financial statements.


                                InterVoice, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                  (In Thousands)
                                                                                               Three Months Ended
                                                                                         ------------------------------
                                                                                         May 31, 2002      May 31, 2003
                                                                                         ------------      ------------
Operating activities
     Income (loss) before the cumulative effect of a
         change in accounting principle                                                   $   936          $ (8,679)
     Adjustments to reconcile income (loss) before the cumulative effect of a change in accounting principle to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                                          2,382             4,176
     Other changes in operating activities                                                    284             2,841
                                                                                          -------          --------
Net cash provided by (used in) operating activities                                         3,602            (1,662)
                                                                                          -------          --------
Investing activities
     Proceeds from sale of assets                                                              --             1,852
     Purchases of property and equipment                                                   (1,263)             (601)
                                                                                          -------          --------
Net cash provided by (used in) investing activities                                        (1,263)            1,251
                                                                                          -------          --------
Financing activities
     Paydown of debt                                                                         (834)          (26,000)
     Debt issuance costs                                                                       --            (1,632)
     Borrowings                                                                                --            24,000
     Exercise of stock options                                                                 --                88
                                                                                          -------          --------
Net cash used in financing activities                                                        (834)           (3,544)
                                                                                          -------          --------
Effect of exchange rates on cash                                                               88               302
                                                                                          -------          --------
Increase (decrease) in cash and cash equivalents                                            1,593            (3,653)

Cash and cash equivalents, beginning of period                                             26,211            17,646
                                                                                          -------          --------
Cash and cash equivalents, end of period                                                  $27,804          $ 13,993
                                                                                          =======          ========



                 See notes to consolidated financial statements.



                                InterVoice, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                        (In Thousands, Except Share Data)


                                                                                                     Accumulated
                                            Common Stock                                               Other
                                  -----------------------------    Additional    Accumulated        Comprehensive
                                    Shares          Amount          Capital        Deficit              Loss           Total
                                  ----------      ----------      -----------   -------------      --------------   ----------

Balance at February 28, 2003      34,111,101      $       17      $   65,144     $  (46,768)        $   (3,410)     $   14,983

Net income                                --              --              --            936                 --             936

Foreign currency translation
         adjustment                       --              --              --             --                100             100
                                  ----------      ----------      ----------     ----------         ----------      ----------
Balance at May 31, 2003           34,111,101      $       17      $   65,144     $  (45,832)        $   (3,310)     $   16,019
                                  ==========      ==========      ==========     ==========         ==========      ==========



                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE MONTHS ENDED MAY 31, 2003

NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2003 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited May 31, 2003 and 2002 consolidated financial statements have been included. Operating results for the three-month period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 29, 2004 as they may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

    In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss) for the first quarter of fiscal 2004 and 2003 was $1.0 million and $(23.4) million, respectively. Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, and, in fiscal 2003, adjustments to the carrying value of certain derivative instruments.

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

    In adopting the Statements in fiscal 2003, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its Networks division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability.

NOTE C - INVENTORIES

    Inventories consist of the following (in thousands):

                         May 31, 2003   February 28, 2003
                         ------------   -----------------
Purchased parts            $3,884             $4,906
Work in progress            3,943              3,989
                           ------             ------
                           $7,827             $8,895
                           ======             ======

NOTE D - SPECIAL CHARGES

    Accrued expenses and other long-term liabilities at February 28, 2003 included amounts associated with certain special charges incurred during fiscal 2003 and fiscal 2002. Activity during the first quarter of fiscal 2004 related to such accruals was as follows (in thousands):

                                          Accrued Balance                                 Revisions           Accrued Balance
                                         February 28, 2003          Payments             to Estimates         May 31, 2003
                                         -----------------          --------             ------------         ---------------
Severance and related charges                   $  466               $  (81)               $  (27)               $  358
Future lease costs for properties
  no longer being used                          $1,896               $ (229)               $   --                $1,667

The Company expects to pay the balance of accrued severance and related charges during fiscal 2004 and to pay the balance of future lease costs over the remaining lease terms, which extend through June 2005.

    During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively. At May 31, 2003, approximately $0.7 million of the charges remained unpaid. The majority of such remaining charges are expected to be paid during the second quarter of fiscal 2004.

    In June 2003, the Company announced that its chief financial officer will resign from the Company in July 2003 to pursue other opportunities. The Company expects to record cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the second quarter of fiscal 2004 under the terms of a separation agreement executed in connection with the officer's resignation.

    During the first quarter of fiscal 2003, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits, and $0.4 million for the closure of its leased facility in Chicago, Illinois. The severance and related costs were associated with a workforce reduction affecting 103 employees. During the first quarter of fiscal 2003, the Company also revised its estimates of severance charges originally recorded in the fourth quarter of fiscal 2002, reducing its accrual for such charges by $0.2 million. The net effect of all special charges activities for the quarter resulted in charges to cost of goods sold, research and development and selling, general and administrative expenses of $1.4 million, $0.5 million and $0.7 million, respectively.

NOTE E - LONG-TERM BORROWINGS

    At May 31, 2003 and February 28, 2003 the Company's long-term debt was comprised of the following (in thousands):

                                                                                      May 31, 2003     February 28, 2003
                                                                                      ------------     -----------------

Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the
     prime rate plus 2.0%; principal due May 28, 2005                                   $ 10,500         $ 10,500

Amortizing term loan, principal due in equal
     monthly installments of approximately $0.3 million through July 2005 with final payments totaling approximately $0.6 million in August 2005; interest payable monthly, accruing at a rate equal to the prime rate plus 2.75%
     (7.0% at May 31, 2003)                                                                7,777            8,611
                                                                                        --------         --------

Total debt outstanding                                                                    18,277           19,111
Less: current portion                                                                     (3,333)          (3,333)
                                                                                        --------         --------
Long-term debt, net of current portion                                                  $ 14,944         $ 15,778
                                                                                        ========         ========

MORTGAGE LOAN

    The Company's mortgage loan is secured by a first lien on the Company's Dallas headquarters and contains a covenant requiring the Company to have at least $5.0 million in net equity at the end of each of its fiscal quarters beginning with the quarter ending August 31, 2004. The mortgage loan also contains cross-default provisions with respect to the Company's term loan and revolving credit agreement, such that a default under the credit facility which leads to the acceleration of amounts due under the facility and the enforcement of liens against the mortgaged property also creates a default under the mortgage loan.

TERM LOAN AND REVOLVING CREDIT AGREEMENT

    In August 2002, the Company entered into a credit facility agreement with a lender which provided for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($17.2 million maximum at May 31, 2003) or a defined borrowing base comprised primarily of eligible U.S. and U.K. accounts receivable ($0.4 million maximum at May 31, 2003).

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

    Borrowings under the credit facility are secured by first liens on virtually all of the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The credit facility contains cross-default provisions with respect to the Company's mortgage loan, such that an event of default under the mortgage loan which allows the mortgage lender to accelerate the mortgage loan or terminate the agreement creates a default under the credit facility.

    The credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company is initially required to have EBITDA (as defined in the credit facility) in minimum cumulative amounts on a monthly basis through August 31, 2003. While lower amounts are allowed within each fiscal quarter, the Company must generate cumulative EBITDA of $9.0 million for the twelve-month period ending August 31, 2003. Thereafter, the Company is required to have minimum cumulative EBITDA of $15 million and $20 million for the 12-month periods ending November 30, 2003 and February 29, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $4.0 million for any fiscal year beginning on or after March 1, 2003 except in certain circumstances and with the lender's prior approval. As of May 31, 2003, the Company was in compliance with all financial and operating covenants.

NOTE F - INCOME TAXES

    During the three-month periods ended May 31, 2003 and 2002, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. During the same periods, the Company incurred domestic pretax losses. The Company did not recognize current income tax benefits as a result of such losses, however, because the existence of recent domestic losses prevented it from concluding that it was more likely than not that such benefits would be realized.

    During the first quarter of fiscal 2003, United States tax law was amended to allow companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, the Company used $21.5 million of its then existing net operating loss carryforwards and $0.4 million of its then existing tax credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises. Also during the first quarter of fiscal 2003, and as discussed in Note B, the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce intangible asset to goodwill. As a result of this reduction in deferred tax liabilities, the Company increased the valuation allowance associated with its net deferred tax asset by $1.4 million.

NOTE G - EARNINGS PER SHARE AND STOCK COMPENSATION

(in thousands, except per share data)             May 31, 2003    May 31, 2002
                                                  ------------    ------------

Numerator:

Income (loss) before the cumulative effect
     of a change in accounting principle             $   936        $ (8,679)
Cumulative effect on prior years of a
     change in accounting principle                       --         (15,791)
                                                     -------        --------
Net income (loss)                                    $   936        $(24,470)
                                                     -------        --------

Denominator:

Denominator for basic earnings per share              34,111          34,039

Dilutive potential common shares --
     Employee stock options                              249              --
                                                     -------        --------

Denominator for diluted earnings per share            34,360          34,039
                                                     -------        --------


Basic:
Income (loss) before the cumulative effect of a
     change in accounting principle                    $0.03        $(0.26)
Cumulative effect on prior years of a
     change in accounting principle                       --         (0.46)
                                                       -----        ------
Net income (loss)                                      $0.03        $(0.72)
                                                       =====        ======

Diluted:
Income (loss) before the cumulative effect
     of a change in accounting principle               $0.03        $(0.26)
Cumulative effect on prior years of a
     change in accounting principle                       --         (0.46)
                                                       -----        ------
Net income (loss)                                      $0.03        $(0.72)
                                                       =====        ======

     Options to purchase 4,847,606 shares of common stock at an average exercise price of $8.62 per share and warrants to purchase 621,304 shares at an exercise price of $4.0238 per share were outstanding at May 31, 2003 but were not included in the computation of diluted earnings per share for the first quarter of fiscal 2004 because the options' prices were greater than the average market price of the Company's common shares during such period and, therefore, the effect would have been antidilutive. Options to purchase 4,378,654 shares of common stock at an average exercise price of $10.17 per share and warrants to purchase 621,304 shares at an exercise price of $4.0238 per share were outstanding at May 31, 2002 but were not included in the computation of diluted earnings per share for the first three months of fiscal 2003 because the effect would have been antidilutive given the Company's loss for the quarter. In addition, the Company's then outstanding convertible notes plus accrued interest were convertible at the option of the note holders into 1,617,342 shares at an exercise price of $6.184 per share as of May 31, 2002 but were similarly excluded from the computation of diluted earnings per share for the quarter. Such notes and accrued interest were subsequently repaid in full.

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The following table illustrates the effect on net income and net income per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                           Three Months Ended
                                                                 May 31,
                                                      ----------------------------
                                                         2003               2002
                                                      ----------        ----------
Net income (loss), as reported                        $      936        $  (24,470)
Less:  Total stock-based employee compensation
     expense determined under fair value based
     methods for all awards, net of tax
                                                              (1)              585
                                                      ----------        ----------
Pro forma net income (loss)                           $      937        $  (25,055)
                                                      ==========        ==========

Net income (loss) per share:
Basic and diluted  - as reported                      $     0.03        $    (0.72)
Basic and diluted  - pro forma                        $     0.03        $    (0.74)

NOTE H - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company operates as a single, integrated business unit. The Company's chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company's product line includes IVR/portal systems, messaging systems, payment systems, maintenance and related services, and managed services provided for customers on an outsourced or application service provider (ASP) basis. In prior years, the Company has identified its sales of systems and related services as being sales to the Enterprise and Network markets. Generally sales of IVR/portal systems and related services were made to Enterprise customers, while sales of messaging and payment systems were made to Network customers. Going forward, the Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company is not able to provide the historical breakdown of Network system sales into its messaging and payment systems components. The Company's net sales by product line for the three months ended May 31, 2003 and 2002 were as follows (in thousands):

                                                          MAY 31
                                                  ----------------------
                                                    2003           2002
                                                  -------        -------
IVR/portal system sales (Enterprise system
    sales in fiscal 2003)                         $11,906        $12,310
Messaging system sales (included in
    Network system sales in fiscal 2003)            4,600             --
Payment system sales (included in Network
    (system sales in fiscal 2003)                   1,525             --
Network system sales                                   --          9,325
                                                  -------        -------
Total system sales                                 18,031         21,635
                                                  -------        -------

Maintenance and related services sales             13,586         12,025
Managed service (ASP) sales                         6,785          4,756
                                                  -------        -------
Total services sales                               20,371         16,781
                                                  -------        -------

Total Company sales                               $38,402        $38,416
                                                  =======        =======

GEOGRAPHIC OPERATIONS

    Revenues are attributed to geographic locations based on locations of customers. The Company's net sales by geographic area for the three-month periods ended May 31, 2003 and 2002 were as follows (in thousands):

                                               MAY 31
                                      ----------------------
                                        2003           2002
                                      -------        -------

North America                         $24,245        $22,423
Europe, Middle East and Africa         13,194         13,974
Pacific Rim                               396            520
Central and South America                 567          1,499
                                      -------        -------

    Total                             $38,402        $38,416
                                      =======        =======

CONCENTRATION OF REVENUE

    One customer, O2, has purchased both systems and ASP managed services from the Company. Such combined purchases accounted for approximately 11% of the Company's total sales during the three-month periods ended May 31, 2003 and 2002. Under the terms of its managed services contract with O2 and at current exchange rates, the Company will recognize revenues of $1.0 million per month through July 2003 and $0.7 million per month from August 2003 through July 2005. The amount received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound. There were no other customers accounting for 10% or more of the Company's sales during the three months ended May 31, 2003 and 2002.

NOTE I - CONTINGENCIES

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

    None of the Company's customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company's products. An affiliate of Verizon Communications, Inc., Cellco Partnership d/b/a Verizon Wireless, recently settled all claims of patent infringement asserted against it in the matter of RAKTL v. Verizon Communications, Inc. et al, No. 01-CV-5627, in U.S. District Court, Eastern District of Pennsylvania. Verizon Wireless had previously notified the Company of the lawsuit and referenced provisions in a contract for prepaid services which required a wholly owned subsidiary of the Company, Brite Voice Systems Inc., to indemnify Verizon Wireless against claims that its services infringe patents. The claims in the lawsuit made general reference to prepaid services and a variety of other services offered by Verizon

Wireless and its affiliates but did not refer to Brite's products or services. The Company had informed Verizon Wireless that it could find no basis for an indemnity obligation under the expired contract and, accordingly, the Company did not participate in the defense or settlement of the matter.

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

    In the matter of Aerotel, Ltd. et al, v. Sprint Corporation, et al, Cause No. 99-CIV-11091 (SAS), pending in the United States District Court, Southern District of New York, Aerotel, Ltd., has sued Sprint Corporation alleging that certain prepaid services offered by Sprint are infringing Aerotel's U.S. Patent No. 4,706,275 ("275 patent"). According to Sprint, the suit originally focused on land-line prepaid services not provided by the Company. As part of an unsuccessful mediation effort, Aerotel also sought compensation for certain prepaid wireless services provided to Sprint PCS by the Company. As a result of the mediation effort, Sprint requested that the Company provide a defense and indemnification to Aerotel's infringement claims, to the extent that they pertain to any wireless prepaid services offered by the Company. In response to this request, the Company provided certain assistance to Sprint's counsel in defending against such claims, to the extent they dealt with issues unique to the system and services provided by the Company. Furthermore, the Company and Sprint recently entered into an agreement to settle and release the Company from any obligations to Sprint in connection with the Aerotel litigation. Under the agreement, the Company will make certain payments, which are not significant to the Company's consolidated financial position, to Sprint.

PENDING LITIGATION

    David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:

    Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 the ("Class Period"). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

    The Company believes that it and its officers and directors complied with their obligations under the securities laws, and intends to defend the lawsuit vigorously. The Company responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint. Plaintiffs filed an amended complaint on September 23, 2002. The Company has filed a motion to dismiss the amended complaint, and plaintiffs have filed a response in opposition to the Company's motion to dismiss. At the direction of the Court, the parties attended a mediation with a neutral third-party mediator during June 2003. The mediation did not result in a settlement. All discovery and other proceedings not related to the dismissal have been stayed pending resolution of the Company's request to dismiss the amended complaint.

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

OTHER MATTERS

    The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known lawsuits, including the matters described above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to the Company's financial position or results of operations.

    The Company has employment agreements with two executive officers. Each agreement requires the Company to make termination payments to the officer of two times the officer's annual base compensation in the event the officer's services are terminated without cause or payments of up to 2.99 times the officer's annual compensation including bonuses in connection with a termination of the officer's services following a change in ownership of the Company, as defined in the agreement, prior to the expiration of the agreement. If both officers were terminated for one of the preceding reasons during fiscal 2004, the cost to the Company would range from $1.2 million to $1.8 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY DISCLOSURES TO QUALIFY FORWARD LOOKING STATEMENTS

    This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the Company cautions current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

    o The Company has experienced recent operating losses and may not operate profitably in the future. The Company incurred net losses of approximately $66.4 million, $44.7 million and $2.3 million in fiscal 2003, 2002 and 2001, respectively. Although the Company generated net income of $0.9 million for the quarter ended May 31, 2003, it may incur additional losses in the future, which could hinder the Company's ability to operate its current business. The Company may not be able to generate sufficient revenues from its operations to achieve or sustain profitability in the future.

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

    o The Company's financing agreements include significant financial and operating covenants and default provisions. In addition to the payment obligations, the Company's senior secured term loan and revolving credit facility and its mortgage loan facility contain significant financial covenants, operating covenants and default provisions. If the Company does not comply with any of these covenants and default provisions, the Company's secured lenders can accelerate all indebtedness outstanding under the facilities and foreclose on substantially all of the Company's assets. In order for the Company to comply with the escalating minimum EBITDA requirements in its senior secured credit facility, the Company will have to continue to increase revenues and/or lower expenses in future quarters. See "Liquidity and Capital Resources" in this Item 2 for a discussion of the Company's minimum EBITDA covenant.

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

    o The Company is prone to quarterly sales fluctuations. Some of the Company's transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company's quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company's accuracy in estimating future sales is largely dependent on its ability to successfully qualify, estimate and close system sales from its "pipeline" of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. Accordingly, the Company's actual sales for any fiscal reporting period may be significantly different from any estimate of sales for such period. See the discussion entitled "Sales" in this Item 2 for a discussion of the Company's system for estimating sales and trends in its business.

    o The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits and other claims discussed in Item 1 "Legal Proceedings" in Part II of this Quarterly Report on Form 10-Q and in Item 3 "Legal Proceedings" in
        Part I of the Company's Annual Report on Form 10-K/A for the year ended February 28, 2003. The Company believes that the pending lawsuit to which it is a party is without merit and intends to defend such matter vigorously. The Company may not prevail in the litigation. An adverse judgment in the litigation or any other matter, as well as the Company's expenses relating to its defense of a given matter, could have consequences materially adverse to the Company.

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

    o The Company may not be able to retain its customer base and, in particular, its more significant customers, such as O2. The Company's success depends substantially on retaining its significant customers. The loss of one of the Company's significant customers could negatively impact the Company's results of operations. The Company's installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts. Sales to O2, which purchases both systems and managed services from the Company, accounted for approximately 11% of the Company's total sales during the quarters ended May 31, 2003 and 2002. Under the terms of its recently extended managed services contract with O2 and at current exchange rates, the Company will recognize revenues of approximately $1.0 million per month through July 2003, and $0.7 million per month from August 2003 through the end of the contract in July 2005. The amounts received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound.

    o The Company may not be successful in transitioning its products and services to an open, standards-based business model. The Company has historically provided complete, bundled hardware and software systems using internally developed components to address its customers' total business needs. Increasingly, the markets for the Company's products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft's(R).NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, the Company believes it may sell less hardware and fewer bundled systems and may become increasingly dependent on its development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on the Company's management to transition its products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems. If the Company is unsuccessful in resolving one or more of these challenges, the Company's revenues and profitability could decline.

    o The Company will incur substantial expenses to transition its products and services to an open, standards-based business model. The Company anticipates that it will incur substantial research and development expenses and other expenses to adapt its organization and product and service offerings to an open, standards-based business model. If the Company is unable to accurately estimate the future expenses associated with these strategic initiatives, or if the Company must divert its resources to fund other strategic or operational obligations, the Company's ability to fund the strategic initiatives and to operate profitably will be adversely affected.

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

    o If third parties assert claims that the Company's products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against the Company or against the Company's customers, the Company could incur substantial costs to defend these claims. If any of these claims is ultimately successful, a third party could require the Company to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to use the infringed intellectual property rights. Moreover, where the claims are asserted with respect to the Company's customers, additional expenses may be involved in indemnifying the customer and/or designing and providing non-infringing products. See Item 1 "Legal Proceedings" in
        Part II of this Quarterly Report on Form 10-Q and Item 3 "Legal Proceedings" in Part I of the Company's Annual Report on Form 10-K/A for the year ended February 28, 2003 for a discussion of certain pending and potential claims of infringement.

    o The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company's products are currently sold in more than 75 countries. The Company's international sales, as a percentage of total Company sales, were 37% and 42% in fiscal quarters ended May 31, 2003 and 2002, respectively. International sales are subject to certain risks, including:

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

    o The occurrence of force majuere events could impact the Company's results from operations. The occurrence of one or more of the following events could potentially cause the Company to incur significant losses: acts of God, war, riot, embargoes, acts of civil or military authorities, acts of terrorism or sabotage, shortage of supply or delay in delivery by Intervoice's vendors, the spread of SARS or other diseases, fire, flood, explosion, earthquake, accident, strikes, radiation, inability to secure transportation, failure of communications, failure of utilities or similar events.

    SALES. The Company's total sales for the first quarter of fiscal 2004 and 2003 were $38.4 million. The mix of sales varied between quarters, however, with system sales totaling $18.0 million for the first quarter of fiscal 2004 as compared to $21.6 million for the fiscal 2003 first quarter and services sales totaling $20.4 million in fiscal 2004 as compared to $16.8 million for the first quarter of fiscal 2003. Services sales during the first quarter of fiscal 2004 included $1.9 million relating to services performed in prior periods for an international managed services customer for which the Company recognizes revenue on a cash basis.

The Company operates as a single, integrated business unit. The Company's chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company's product line includes IVR/portal systems, messaging systems, payment systems, maintenance and related services, and managed services provided for customers on an outsourced or application service provider (ASP) basis. In prior years, the Company has identified its sales of systems and related services as being sales to the Enterprise and Network markets. Generally sales of IVR/portal systems and related services were made to Enterprise customers, while sales of messaging and payment systems were made to Network customers. Going forward, the Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company is not able to provide the historical breakdown of Network system sales into its messaging and payment systems components. The Company's net sales by product line for the three months ended May 31, 2003 and 2002 were as follows (in thousands):

                                                          MAY 31
                                                  ----------------------
                                                    2003           2002
                                                  -------        -------

IVR/portal system sales (Enterprise system
    sales in fiscal 2003)                         $11,906        $12,310
Messaging system sales (included in
    Network system sales in fiscal 2003)            4,600             --
Payment system sales (included in Network
    system sales in fiscal 2003)                    1,525             --
Network system sales                                   --          9,325
                                                  -------        -------
Total system sales                                 18,031         21,635
                                                  -------        -------

Maintenance and related services sales             13,586         12,025
Managed service (ASP) sales                         6,785          4,756
                                                  -------        -------
Total services sales                               20,371         16,781
                                                  -------        -------

Total Company sales                               $38,402        $38,416
                                                  =======        =======

    As identified in the preceding chart, the decline in system sales from fiscal 2003 levels is primarily attributable to the decline in the market for telecommunication equipment, which the Company has experienced over the past two years. The Company believes that the market for network products will remain soft through fiscal 2004. The increase in services sales is a combination of growth in the sale of maintenance and related services and the impact of the cash basis managed services recognized during the first quarter of fiscal 2004 as compared to the same time frame for fiscal 2003.

    One customer, O2, has purchased both systems and ASP managed services from the Company. Such combined purchases accounted for approximately 11% of the Company's total sales during the three-month periods ended May 31, 2003 and 2002. Under the terms of its managed services contract with O2 and at current exchange rates the Company will recognize revenues of $1.0 million per month through July 2003 and $0.7 million per month from August 2003 through July 2005. The amount received under the agreement may vary based on future changes in the exchange rate between the dollar and the British pound. There were no other customers accounting for 10% or more of the Company's sales during the three months ended May 31, 2003 and 2002.

    International sales comprised 37% of the Company's total sales during the first quarter of fiscal 2004, down from 42% during the first quarter of fiscal 2003. The decline is primarily attributable to slightly lower sales volumes in Latin American and the EMEA regions.

    The Company uses a system combining estimated sales from its service and support contracts, its backlog of committed systems orders and its "pipeline" of systems sales opportunities to estimate sales and trends in its business. For the quarter ended May 31, 2003, sales from service and support contracts, including contracts for ASP managed services, comprised approximately 53% of the Company's total sales, while sales from beginning systems backlog comprised approximately 40% of total sales and sales from the quarter's pipeline activity comprised approximately 7% of total sales. For the quarter ended May 31, 2002, sales from service and support contracts, sales from beginning systems backlog and sales from the quarter's pipeline activity comprised approximately 44%, 26% and 30% of total sales, respectively.

    The Company's service and support contracts range in original duration from one month to five years, with most managed service contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, the Company does not consider its book of services contracts to be reportable backlog, and a portion of the potential revenue reflected in the contract values may never be realized. Nevertheless, it is easier for the Company to estimate service and support sales than to estimate systems sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

    The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. At May 31, 2003, February 28, 2003, November 30, 2002 and August 31, 2002, the Company's backlog of systems sales was approximately $29.5 million, $33.5 million, $29.5 million and $33.5 million, respectively.

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

    SPECIAL CHARGES. During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively.

    In June 2003, the Company announced that its chief financial officer will resign from the Company in July 2003 to pursue other opportunities. The Company expects to record cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the second quarter of fiscal 2004 under the terms of a separation agreement executed in connection with the resignation.

    During the first quarter of fiscal 2003, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits, and $0.4 million for the closure of its leased facility in Chicago, Illinois. The severance and related costs were associated with a workforce reduction affecting 103 employees. During the first quarter of fiscal 2003, the Company also revised its estimates of severance charges originally recorded in the fourth quarter of fiscal 2002, reducing its accrual for such charges by $0.2 million. The net effect of all special charges activities for the first quarter of fiscal 2003 was to increase cost of goods sold, research and development and selling, general and administrative expenses by $1.4 million, $0.5 million and $0.7 million, respectively.

    COST OF GOODS SOLD. Cost of goods sold for the first quarter of fiscal 2004 was approximately $17.9 million or 46.7% of sales as compared to $22.8 million or 59.3% of sales for the first quarter of fiscal 2003. As described above, the Company incurred special charges to cost of goods sold totaling $0.6 million (1.6%) and $1.4 million (3.6%) in the first quarter of fiscal 2004 and 2003, respectively. Cost of goods sold on systems sales was $11.2 million, or 62.2% of system sales, versus $16.1 million, or 74.5% of system sales, for the first quarters of fiscal 2004 and 2003, respectively. This decrease results from the Company's cost cutting initiatives as well as from differences in the sales channel mix from quarter to quarter. Cost of goods sold on services sales was $6.7 million, or 33.0% of services sales, for the first quarter of fiscal 2004 versus $6.7 million, or 40.0% of services sales, for the same period of fiscal 2003. This improvement resulted from a combination of efficiency gains, as the Company served a larger customer base without increasing costs at the same rate as sales increased, and the effect on the calculation of the cash basis managed service revenues recognized in the quarter.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the first quarter of fiscal 2004 were approximately $3.9 million, or 10.0% of the Company's total sales. During the first quarter of the previous fiscal year, research and development expenses were $6.0 million, or 15.6% of the Company's total sales. The Company incurred R&D charges described above in "Special Charges" totaling $0.2 million (0.5%) and $0.5 million (1.3%) in the first quarter of fiscal 2004 and 2003, respectively. Expenses were down from fiscal 2003 as a result of the Company's cost reduction initiatives.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the first quarter of fiscal 2004 were approximately $13.5 million, or 35.1% of the Company's total sales. SG&A expenses during the first quarter of fiscal 2003 were $17.7 million, or 46.1% of the Company's total sales. The Company incurred SG&A charges described above in "Special Charges" totaling $0.6 million (1.6%) and $0.7 million (1.8%) in the first quarter of fiscal 2004 and 2003, respectively. SG&A expenses have dropped in absolute dollars from the same period last year primarily as a result of cost control initiatives implemented by the Company during fiscal 2003.

    AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. Effective March 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on at least an annual basis.

    In adopting the Statements in fiscal 2003, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its Networks division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division's sales and profitability. Effective August 1, 2002, the Company combined its divisions into a single integrated organizational structure in order to address changing market demands and global customer requirements.

    During the fourth quarter of fiscal 2003, and as described in the Company's Annual Report on Form 10-K/A for the year ended February 28, 2003, the Company recognized impairment charges of $16.7 million to reduce the carrying value of its intangible assets other than goodwill to their fair value. As a result of the reduction in carrying value, amortization expense related to these assets totaled $0.7 million for the first quarter of fiscal 2004, down from $1.8 million for the first quarter of fiscal 2003. The estimated amortization expense for the balance of fiscal 2004 and for each of the next four fiscal years is as follows (in thousands):

Balance of fiscal year ending February 29, 2004        $2,270
Fiscal 2005                                            $1,654
Fiscal 2006                                            $1,168
Fiscal 2007                                            $1,099
Fiscal 2008                                            $1,099

    INTEREST EXPENSE. Interest expense was $0.5 million during the first quarter of fiscal 2004, versus $1.5 million for the same period of fiscal 2003. The reduction relates to two factors. First, the Company's outstanding debt as of the beginning of the first quarter of fiscal 2004 totaled $19.1 million, a 36% reduction from the $30.0 million balance outstanding at the beginning of fiscal 2003. Second, the fiscal 2003 expense included $0.3 million relating to the final amortization of costs under certain interest rate swap arrangements terminated by the Company during fiscal 2002 and $0.4 million for the write off of debt issuance costs associated with a term loan retired during the quarter as part of the Company's fiscal 2003 debt restructuring activities. There were no such expenses during the first quarter of fiscal 2004.

    INCOME TAXES (BENEFIT). During the three-month periods ended May 31, 2003 and 2002, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. During the same periods, the Company incurred domestic pretax losses. The Company did not recognize current income tax benefits as a result of such losses, however, because the existence of recent domestic losses prevented it from concluding that it was more likely than not that such benefits would be realized.

    During the first quarter of fiscal 2003, United States tax law was amended to allow companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, the Company used $21.5 million of its then existing net operating loss carryforwards and $0.4 million of its then existing tax credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises. Also during the first quarter of fiscal 2003, and as discussed above in "Amortization of Acquired Intangible Assets and Cumulative Effect of a Change in Accounting Principle", the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce intangible asset to goodwill. As a result of this reduction in deferred tax liabilities, the Company increased the valuation allowance associated with its net deferred tax asset by $1.4 million.

    INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS). The Company generated operating income of $2.4 million and net income of $0.9 million during the first quarter of fiscal 2004. During the first quarter of fiscal 2003, the Company generated an operating loss of $9.8 million, a loss before the cumulative effect of a change in accounting principle of $8.7 million and a net loss of $24.5 million. As described above in "Amortization of Acquired Intangible Assets and Cumulative Effect of a Change in Accounting Principle", the Company recorded a $15.8 million charge during the first quarter of fiscal 2003 as the cumulative effect on prior years of a change in accounting principle in connection with its adoption of Statements of Financial Accounting Standards No. 141 and No. 142.

    LIQUIDITY AND CAPITAL RESOURCES. The Company had approximately $27.8 million in cash and cash equivalents at May 31, 2003, while borrowings under the Company's long-term debt facilities totaled $18.3 million. The Company's cash reserves increased $1.6 million during the three months ended May 31, 2003, with operating activities providing $3.6 million of cash, net investing activities using $1.3 million of cash and net financing activities using $0.8 million of cash.

    Operating cash flow for the quarter ended May 31, 2003 was favorably impacted by the Company's return to profitability in the quarter, including its collection of $1.9 million from an international managed services customer for which the Company recognizes revenue on a cash basis, and by its related continuing focus on operating expense control and balance sheet management. The Company reduced its inventory holdings by $1.1 million from fiscal 2003 ending levels, and held its days sales outstanding (DSOs) of accounts receivable to 62 days, virtually unchanged from February 28, 2003.

    For sales of certain of its more complex, customized systems (generally ones with a sales price of $0.5 million or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $4.5 million (17.0% of total net receivables) at May 31, 2003, down $0.4 million from February 28, 2003. The Company expects to bill and collect unbilled receivables as of May 31, 2003 within the next twelve months.

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

    The Company's federal income tax returns for its fiscal years 2000 and 2001 are currently being audited by the Internal Revenue Service. The Company has tentatively agreed to proposed adjustments from the IRS challenging certain positions taken by the Company on those returns. Although resolution of the issues is still pending, it is probable that as a result of these proposed adjustments, the Company will lose the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001. If this occurs, the Company will be required to repay up to $2.0 million of refunds previously received from the IRS plus accrued interest. The Company recorded a charge for these probable adjustments as part of its fiscal 2003 net tax provision. The Company expects final resolution of the issue and cash settlement with the IRS to occur during the second or third quarter of fiscal 2004. Any net operating losses which ultimately cannot be carried back to prior years under the settlement with the IRS may be carried forward to future years.

    The Company's wholly owned subsidiary, Brite Voice Systems, Inc. ("Brite") has filed a petition in the United States Tax Court seeking a redetermination of a Notice of Deficiency issued by the IRS to Brite. The amount of the proposed deficiency is $2.4 million before interest or penalties and relates primarily to a disputed item in Brite's August 1999 federal income tax return. The Company and the IRS have reached a tentative agreement that eliminates the proposed deficiency and, in fact, results in the Company receiving a small net refund. The Company expects final resolution of this matter to occur during the second quarter of fiscal 2004.

    The Company used $1.3 million of cash to purchase additional equipment during the quarter ended May 31, 2003 and used $0.8 million of cash to make scheduled principal payments under its term loan.

    At May 31, 2003, the Company had $18.3 million in outstanding debt, including $10.5 million under a mortgage loan and $7.8 million under a term note and related revolving credit facility. The Company is required to make periodic payments under these financing agreements and is also subject to significant financial and operating covenants contained in these debt agreements as further described below.

    MORTGAGE LOAN

    Interest on the Company's mortgage loan accrues at the greater of 10.5% or the prime rate plus 2.0% and is payable monthly. The outstanding principal under this loan is due in May 2005. The mortgage loan is secured by a first lien on the Company's Dallas headquarters and contains a covenant requiring the Company to have at least $5.0 million in net equity at the end of each of its fiscal quarters beginning with the quarter ending August 31, 2004. The mortgage loan also contains cross-default provisions with respect to the Company's term loan and revolving credit agreement, such that a default under the credit facility which leads to the acceleration of amounts due under the facility and the enforcement of liens against the mortgaged property also creates a default under the mortgage loan.

    TERM LOAN AND REVOLVING CREDIT AGREEMENT

    The Company's credit facility agreement provides for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($17.2 million maximum at May 31, 2003) or a defined borrowing base comprised primarily of eligible U.S. and U.K. accounts receivable ($0.4 million maximum at May 31, 2003).

    The term loan principal is due in equal monthly installments of approximately $0.3 million through July 2005 with final payments totaling approximately $0.6 million due in August 2005. Interest on the term loan is also payable monthly and accrues at a rate equal to the then prevailing prime rate of interest plus 2.75% (7.0% as of May 31, 2003).

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

    Borrowings under the credit facility are secured by first liens on virtually all of the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The credit facility contains cross-default provisions with respect to the Company's mortgage loan, such that an event of default under the mortgage loan which allows the mortgage lender to accelerate the mortgage loan or terminate the agreement creates a default under the credit facility.

    The credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company is initially required to have EBITDA (as defined in the credit facilities) in minimum cumulative amounts on a monthly basis through August 31,

2003. While lower amounts are allowed within each fiscal quarter, the Company must generate cumulative EBITDA of $9.0 million for the twelve-month period ending August 31, 2003. Thereafter, the Company is required to have minimum cumulative EBITDA of $15 million and $20 million for the 12-month periods ending November 30, 2003 and February 29, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $4.0 million for any fiscal year beginning on or after March 1, 2003 except in certain circumstances and with the lender's prior approval. As of May 31, 2003, the Company was in compliance with all financial and operating covenants.

    FUTURE COMPLIANCE WITH COVENANTS

    The Company believes its cash reserves and internally generated cash flow along with any cash availability under its revolver loan will be sufficient to meet its operating cash requirements for the next twelve months. In order to meet the increasing EBITDA requirements in its credit agreements as described above, however, the Company will have to continue to increase its revenues and/or lower its expenses in future quarters as compared to the quarter completed on May 31, 2003. To comply with the minimum cumulative EBITDA covenant for the remainder of fiscal 2004, the Company may not incur a loss before interest, taxes, depreciation and amortization in excess of $4.3 million for the quarter ending August 31, 2003, and it must generate average EBITDA of at least $3.7 million per quarter for the two-quarter period ending November 30, 2003 and average EBITDA of at least $5.1 million per quarter for the three-quarter period ending February 29, 2004. The Company generated EBITDA of $4.6 million for the quarter ended May 31, 2003. A reconciliation of net income for the quarter to EBITDA follows:

                                         ($000s)
                                         -------
Net income                               $  936
Add back EBITDA elements
    Interest                                545
    Taxes                                   744
    Depreciation and amortization         2,382
                                         ------
EBITDA                                    4,607
                                         ======

    If the Company is not able to achieve these EBITDA levels and maintain compliance with its other various debt covenants, the lenders have all remedies available to them under the terms of the various loan agreements, including, without limitation, the ability to declare all debt immediately due and payable and to enforce security interests. Under such circumstances, the Company's cash position and liquidity would be severely impacted, and it is possible the Company would not be able to continue its business.

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

        At May 31, 2003, the Company's outstanding long-term debt was comprised of the following (in thousands):

                                                                               May 31, 2003
                                                                               ------------
Mortgage loan, bearing interest payable monthly at the greater
of 10.5% or the prime rate plus 2.0%; principal due May 28, 2005                 $10,500

Amortizing term loan, principal due in equal monthly installments of approximately $0.3 million through July 2005 with final payments totaling approximately $0.6 million in August 2005; interest payable monthly,
accruing at a rate equal to the prime rate plus 2.75% (7.0% at May 31, 2003)       7,777
                                                                                 -------

                                                                                 $18,277
                                                                                 =======

    The following table provides information about the Company's credit agreements that are sensitive to changes in interest rates. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of May 31, 2003.

                                                      Fiscal
                                  ----------------------------------------------
                                   2004               2005               2006
                                  ----------        ----------        ----------
                                        (Dollars in thousands)
Long-term debt
    variable rate U.S. $          $   2,500         $   3,333         $  12,444
Projected weighted average
    interest rate                       9.2%              9.6%             10.0%

    FOREIGN CURRENCY RISKS

    The Company transacts business in certain foreign currencies including, particularly, the British pound and the Euro. The Company's primary software application development, research and development and other administrative activities are conducted from offices in the United States and the United Kingdom, and its primary manufacturing operations are conducted in the United States. Virtually all sales arranged through the Company's U.S. offices are denominated in U.S. dollars, which is the functional and reporting currency of the U.S. entity. Sales arranged through the Company's U.K. subsidiary are denominated in various currencies, including the British pound, the U.S. dollar and the Euro; however, the U.K. subsidiary's functional currency is the British pound. For the fiscal year ended February 28, 2003, sales originating from the Company's U.K. subsidiary represented approximately 34% of consolidated sales. This percentage is expected to remain materially unchanged for fiscal 2004. As a result of its international operations, the Company is subject to exposure from adverse movements in certain foreign currency exchange rates. The Company has not historically used foreign currency options or forward contracts to hedge its currency exposures because of variability in the timing of cash flows associated with its larger contracts where payments are tied to the achievement of project milestones, and it did not have any such hedge instruments in place at May 31, 2003. Rather, the Company attempts to mitigate its foreign currency risk by transacting business in the functional currency of each of its major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received.

    At May 31, 2003, the Company had an intercompany balance payable to its U.K. subsidiary totaling approximately $25.7 million. The Company considers such intercompany balance to be a long-term investment, as defined under the guidance of Statement of Financial Accounting Standards No. 52 - Foreign Currency Translation, and management has no plans within the foreseeable future to pay amounts owed to its U.K. subsidiary. Accordingly, foreign exchange fluctuations on the balance are recorded as a component of accumulated other comprehensive loss in the statement of stockholders' equity.

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

ITEM 4       CONTROLS AND PROCEDURES

    The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. While the Company recently implemented certain enhancements to its procedures and controls for determining and disclosing system backlog, the Company does not consider such enhancements to be significant changes to its disclosure procedures and controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                            PART II. OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

INTELLECTUAL PROPERTY MATTERS

    In the matter of Aerotel, Ltd. et al, v. Sprint Corporation, et al, Cause No. 99-CIV-11091 (SAS), pending in the United States District Court, Southern District of New York, Aerotel, Ltd., has sued Sprint Corporation alleging that certain prepaid services offered by Sprint are infringing Aerotel's U.S. Patent No. 4,706,275 ("275 patent"). According to Sprint, the suit originally focused on land-line prepaid services not provided by the Company. As part of an unsuccessful mediation effort, Aerotel also sought compensation for certain prepaid wireless services provided to Sprint PCS by the Company. As a result of the mediation effort, Sprint requested that the Company provide a defense and indemnification to Aerotel's infringement claims, to the extent that they pertain to any wireless prepaid services offered by the Company. In response to this request, the Company provided certain assistance to Sprint's counsel in defending against such claims, to the extent they dealt with issues unique to the system and services provided by the Company. Furthermore, the Company and Sprint recently entered into an agreement to settle and release the Company from any obligations to Sprint in connection with the Aerotel litigation. Under the agreement, the Company will make certain payments, which are not significant to the Company's consolidated financial position, to Sprint.

PENDING LITIGATION

    David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:

    Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 (the "Class Period"). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

    The Company believes that it and its officers and directors complied with their obligations under the securities laws, and intends to defend the lawsuit vigorously. The Company responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint. Plaintiffs filed an amended complaint on September 23, 2002. The Company has filed a motion to dismiss the amended complaint, and plaintiffs have filed a response in opposition to the Company's motion to dismiss. At the direction of the Court, the parties attended a mediation with a neutral third-party mediator during June 2003. The mediation did not result in a settlement. All discovery and other proceedings not related to the dismissal have been stayed pending resolution of the Company's request to dismiss the amended complaint.

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

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     Separation Agreement with Rob-Roy J. Graham dated June 25,
                  2003(1)

         99.1     Certification Pursuant to 18 U.S.C. Section 1350, signed by
                  David W. Brandenburg(1)

         99.2     Certification Pursuant to 18 U.S.C. Section 1350, signed by
                  Rob-Roy J. Graham(1)

----------

(1)      Filed herewith.


         (b) Reports on Form 8-K

             1. A report on Form 8-K was filed March 12, 2003 to announce the Company's intention to review certain intangible assets for impairment and to announce preliminary sales and other financial data relating to its fiscal quarter ended February 28, 2003.

             2. A report on Form 8-K was filed March 31, 2003 to announce a modification and extension of its license and managed services agreement with Telemac, the settlement of the Telemac arbitration and the extension of its existing contract with O2.

             3. A report on Form 8-K was filed May 6, 2003 to announce the Company's financial results for the quarter ended February 28, 2003 and the Company's outlook for the future.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTERVOICE, INC.




Date: July 15, 2003                         By:   /s/ MARK C. FALKENBERG
                                                  ----------------------
                                                  Mark C. Falkenberg
                                                  Chief Accounting Officer

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

Date:    July 15, 2003
                                      /s/ David W. Brandenburg
                                      ------------------------------------------
                                      David W. Brandenburg
                                      Chief Executive Officer and Chairman

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

Date:    July 15, 2003
                                      /s/ Rob-Roy J. Graham
                                      ------------------------------------------
                                      Rob-Roy J. Graham
                                      Executive Vice President and
                                      Chief Financial Officer

                               INDEX TO EXHIBITS

         EXHIBITS
            NO.                DESCRIPTION
         --------              -----------

         10.1   Separation Agreement with Rob-Roy J. Graham dated June 25, 2003.(1)

         99.1   Certification Pursuant to 18 U.S.C. Section 1350, signed by
                David W. Brandenburg(1)

         99.2   Certification Pursuant to 18 U.S.C. Section 1350, signed by
                Rob-Roy J. Graham(1)

----------
(1)     Filed herewith.