Form 10-Q/A
period 2003-05-31
INTERVOICE INC
filed 2003-07-22
CIK 764244

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Intervoice, Inc. (the "Company") is amending its Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 to correct a printing error that caused the dates shown in the column headings of its Consolidated Statements of Cash Flows in Item 1 of Part I to be transposed. This correction does not change the Company's published quarterly financial results, nor does it change any of the explanatory notes or management's discussion and analysis of financial condition and results of operations provided in the Quarterly Report on Form 10-Q as originally filed. For ease of reference, the full text of the Company's Quarterly Report for the quarter ended May 31, 2003 is repeated in its entirety in this Form 10-Q/A.

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


                                InterVoice, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                  (In Thousands)
                                                                                               Three Months Ended
                                                                                         ------------------------------
                                                                                         May 31, 2003      May 31, 2002
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

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     Separation Agreement with Rob-Roy J. Graham dated June 25,
                  2003(1)

         99.1     Certification Pursuant to 18 U.S.C. Section 1350, signed by
                  David W. Brandenburg(2)

         99.2     Certification Pursuant to 18 U.S.C. Section 1350, signed by
                  Rob-Roy J. Graham(2)

----------
(1) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, filed with the SEC on July 15, 2003.

(2)      Filed herewith.


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

                                            INTERVOICE, INC.




Date: July 22, 2003                         By:   /s/ MARK C. FALKENBERG
                                                  ----------------------
                                                  Mark C. Falkenberg
                                                  Chief Accounting Officer

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

Date:    July 22, 2003
                                      /s/ David W. Brandenburg
                                      ------------------------------------------
                                      David W. Brandenburg
                                      Chief Executive Officer and Chairman

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

Date:    July 22, 2003
                                      /s/ Rob-Roy J. Graham
                                      ------------------------------------------
                                      Rob-Roy J. Graham
                                      Executive Vice President and
                                      Chief Financial Officer

                               INDEX TO EXHIBITS

         EXHIBITS
            NO.                DESCRIPTION
         --------              -----------

         10.1   Separation Agreement with Rob-Roy J. Graham dated June 25, 2003.(1)

         99.1   Certification Pursuant to 18 U.S.C. Section 1350, signed by
                David W. Brandenburg(2)

         99.2   Certification Pursuant to 18 U.S.C. Section 1350, signed by
                Rob-Roy J. Graham(2)

----------
(1) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, filed with the SEC on July 15, 2003.

(2)     Filed herewith.