Form 10-Q
period 2003-08-31
INTERVOICE INC
filed 2003-10-14
CIK 764244

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

                         FOR THE QUARTERLY PERIOD ENDED
                                 AUGUST 31, 2003

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

                                 YES [X] NO [ ]

 THE REGISTRANT HAD 34,326,487 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE,
                     OUTSTANDING AS OF SEPTEMBER 30, 2003.

================================================================================

                                INTERVOICE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                      AUGUST 31, 2003      FEBRUARY 28, 2003
                                                                      ---------------      -----------------
                                                                        (UNAUDITED)
ASSETS

Current Assets
     Cash and cash equivalents                                           $  37,014             $  26,211
     Trade accounts receivable, net of allowance for
         doubtful accounts of $2,619 in fiscal 2004 and
         $2,527 in fiscal 2003                                              22,568                25,853
     Inventory                                                               8,568                 8,895
     Prepaid expenses and other current assets                               4,607                 5,277
                                                                         ---------             ---------
                                                                            72,757                66,236
                                                                         ---------             ---------
Property and Equipment
     Building                                                               16,830                16,708
     Computer equipment and software                                        34,882                32,660
     Furniture, fixtures and other                                           2,700                 2,667
     Service equipment                                                       9,151                 8,744
                                                                         ---------             ---------
                                                                            63,563                60,779
     Less allowance for depreciation                                        43,867                40,406
                                                                         ---------             ---------
                                                                            19,696                20,373
Other Assets
     Intangible assets, net of accumulated amortization
         of $32,924 in fiscal 2004 and $32,218 in fiscal 2003                7,881                 9,326
     Goodwill                                                                3,401                 3,401
     Other assets                                                            1,174                 1,655
                                                                         ---------             ---------
                                                                         $ 104,909             $ 100,991
                                                                         =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                    $  10,995             $  12,513
     Accrued expenses                                                       12,288                12,705
     Customer deposits                                                       8,321                 9,061
     Deferred income                                                        25,313                25,478
     Current portion of long term borrowings                                 3,333                 3,333
     Income taxes payable                                                   10,513                 6,240
                                                                         ---------             ---------
                                                                            70,763                69,330
Long term borrowings                                                        13,111                15,778
Other long term liabilities                                                    327                   856
Deferred income taxes                                                           62                    44

Stockholders' Equity
     Preferred Stock, $100 par value--2,000,000
         shares authorized: none issued
     Common Stock, no par value, at nominal
         assigned value--62,000,000 shares
         authorized: 34,310,684 issued and
         outstanding in fiscal 2004, 34,111,101
         issued and outstanding in fiscal 2003                                  17                    17
     Additional capital                                                     66,330                65,144
     Accumulated deficit                                                   (42,236)              (46,768)
     Accumulated other comprehensive loss                                   (3,465)               (3,410)
                                                                         ---------             ---------
         Stockholders' equity                                               20,646                14,983
                                                                         ---------             ---------
                                                                         $ 104,909             $ 100,991
                                                                         =========             =========

                 See notes to consolidated financial statements.

                                INTERVOICE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           (In Thousands, Except Per Share Data)
                                                      Three Months Ended           Six Months Ended
                                                   ----------------------------------------------------
                                                   August 31,    August 31,    August 31,    August 31,
                                                      2003          2002          2003          2002
                                                   ----------    ----------    ----------    ----------
Sales
     Systems                                        $ 20,625      $ 17,905      $ 38,655      $ 39,540
     Services                                         20,982        17,708        41,353        34,489
                                                    --------      --------      --------      --------
                                                      41,607        35,613        80,008        74,029
                                                    --------      --------      --------      --------
Cost of goods sold
     Systems                                          11,271        17,099        22,484        33,217
     Services                                          7,472         7,626        14,202        14,297
                                                    --------      --------      --------      --------
                                                      18,743        24,725        36,686        47,514
                                                    --------      --------      --------      --------
Gross margin
     Systems                                           9,354           806        16,171         6,323
     Services                                         13,510        10,082        27,151        20,192
                                                    --------      --------      --------      --------
                                                      22,864        10,888        43,322        26,515

Research and development expenses                      3,703         6,518         7,574        12,523
Selling, general and administrative expenses          13,091        18,401        26,562        36,094
Amortization of goodwill and acquisition
     related intangible assets                           705         1,776         1,410         3,552
                                                    --------      --------      --------      --------

Income (loss) from operations                          5,365       (15,807)        7,776       (25,654)

Other income (expense)                                   139          (716)          (47)         (764)
Interest expense                                        (536)       (1,555)       (1,081)       (3,020)
                                                    --------      --------      --------      --------
Income (loss) before taxes and the cumulative
     effect of a change in accounting principle        4,968       (18,078)        6,648       (29,438)
Income taxes (benefit)                                 1,372        (1,806)        2,116        (4,487)
                                                    --------      --------      --------      --------

Income (loss) before the cumulative effect
     of a change in accounting principle               3,596       (16,272)        4,532       (24,951)
Cumulative effect on prior years of a
     change in accounting principle                      ---           ---           ---       (15,791)
                                                    --------      --------      --------      --------

Net income (loss)                                   $  3,596      $(16,272)     $  4,532      $(40,742)
                                                    ========      ========      ========      ========

Per Basic Share:
Income (loss) before the cumulative effect of
     a change in accounting principle               $   0.11      $  (0.48)     $   0.13      $  (0.73)
Cumulative effect on prior years of
     a change in accounting principle                    ---           ---           ---         (0.47)
                                                    --------      --------      --------      --------
Net income (loss)                                   $   0.11      $  (0.48)     $   0.13      $  (1.20)
                                                    ========      ========      ========      ========

Per Diluted Share:
Income (loss) before the cumulative effect of
     a change in accounting principle               $   0.10      $  (0.48)     $   0.13      $  (0.73)
Cumulative effect on prior years of
     a change in accounting principle                    ---           ---           ---         (0.47)
                                                    --------      --------      --------      --------
Net income (loss)                                   $   0.10      $  (0.48)     $   0.13      $  (1.20)
                                                    ========      ========      ========      ========

                 See notes to consolidated financial statements.

                                INTERVOICE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            (IN THOUSANDS)
                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         ------------------------    ------------------------
                                                         AUGUST 31,    AUGUST 31,    AUGUST 31,    AUGUST 31,
                                                            2003          2002          2003           2002
                                                         ----------    ----------    ----------    ----------
Operating activities
     Income (loss) before the cumulative effect of a
         change in accounting principle                   $  3,596      $(16,272)     $  4,532      $(24,951)
     Adjustments to reconcile income (loss)
         before the cumulative effect of a change
         in accounting principle to net cash provided
         by operating activities:
     Depreciation and amortization                           2,418         4,290         4,800         8,466
     Other changes in operating activities                   5,738        23,776         6,022        26,617
                                                          --------      --------      --------      --------
Net cash provided by operating activities                   11,752        11,794        15,354        10,132
                                                          --------      --------      --------      --------

Investing activities
     Purchases of property and equipment                    (1,210)       (1,847)       (2,473)       (2,448)
     Proceeds from sale of assets                               14           ---            14         1,852
                                                          --------      --------      --------      --------
Net cash used in investing activities                       (1,196)       (1,847)       (2,459)         (596)
                                                          --------      --------      --------      --------

Financing activities
     Paydown of debt                                        (1,833)       (3,980)       (2,667)      (29,980)
     Debt issuance costs                                       ---          (386)          ---        (2,018)
     Borrowings                                                ---           ---           ---        24,000
     Exercise of stock options                                 907            42           907           130
                                                          --------      --------      --------      --------
Net cash used in financing activities                         (926)       (4,324)       (1,760)       (7,868)

Effect of exchange rates on cash                              (420)          515          (332)          817
                                                          --------      --------      --------      --------

Increase in cash and cash equivalents                        9,210         6,138        10,803         2,485

Cash and cash equivalents, beginning of period              27,804        13,993        26,211        17,646
                                                          --------      --------      --------      --------

Cash and cash equivalents, end of period                  $ 37,014      $ 20,131      $ 37,014      $ 20,131
                                                          ========      ========      ========      ========

                 See notes to consolidated financial statements.

                                INTERVOICE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK                                     ACCUMULATED OTHER
                                      ---------------------    ADDITIONAL     ACCUMULATED     COMPREHENSIVE
                                         SHARES      AMOUNT      CAPITAL        DEFICIT            LOSS           TOTAL
                                      -----------------------------------------------------------------------------------
Balance at February 28, 2003           34,111,101    $  17     $   65,144      $  (46,768)      $  (3,410)     $  14,983

Net income                                    ---      ---            ---           4,532             ---          4,532

Foreign currency translation
         adjustment                           ---      ---            ---             ---             (55)           (55)

Extension of stock options                    ---      ---            279             ---             ---            279

Exercise of stock options                 199,583      ---            907             ---             ---            907
                                      ----------------------------------------------------------------------------------

Balance at August 31, 2003             34,310,684    $  17     $   66,330      $  (42,236)      $  (3,465)       $20,646
                                      ==================================================================================

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE AND SIX MONTHS ENDED AUGUST 31, 2003

NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2003 has been derived from audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited August 31, 2003 and 2002 consolidated financial statements have been included. Operating results for the three and six month periods ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 29, 2004 as they may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company's sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

         In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss) for the second quarters of fiscal 2004 and 2003 was $3.4 million and $(15.3) million, respectively. For the six month periods ended August 31, 2003 and 2002, total comprehensive income (loss) was $4.5 million and ($38.7) million, respectively. Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, and, in fiscal 2003, adjustments to the carrying value of certain derivative instruments.

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

NOTE C - INVENTORIES

         Inventories consist of the following (in thousands):

                               August 31, 2003    February 28, 2003
                               ---------------    -----------------
Purchased parts                 $       4,020       $       4,906
Work in progress                        4,548               3,989
                                -------------       -------------
                                $       8,568       $       8,895
                                =============       =============

NOTE D - SPECIAL CHARGES

         During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively. Virtually all such charges were paid during the first and second quarter of fiscal 2004.

         During the quarter ended August 31, 2003, the Company's chief financial officer resigned to pursue other opportunities. The Company incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the quarter under the terms of a separation agreement executed in connection with the officer's resignation. Such charges are included in selling, general and administrative expenses for the quarter. All cash charges were paid as of August 31, 2003.

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

         During the quarter ended August 31, 2002, the Company incurred special charges of approximately $10.1 million, including $2.8 million for severance payments and related benefits associated with a workforce reduction affecting approximately 120 employees, $0.4 million associated with the closing of a portion of its leased facilities in Manchester, United Kingdom, $2.2 million for the write down of excess inventories and $4.7 million associated with two loss contracts. The severance and related costs were associated with the Company's consolidation of its separate Enterprise and Networks divisions into a single, unified organizational structure. The downsizing of the leased space in Manchester followed from the Company's decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflected the Company's continuing assessment of its inventory levels in light of short term sales projections, the decision to eliminate the UK manufacturing operation and the consolidation of the business units discussed above. The charges for loss contracts reflected the costs incurred during the second quarter on two contracts, which are expected to result in net losses to the Company upon completion. The charges included costs actually incurred during the quarter as well as an accrual of the amounts by which total contract costs were expected to exceed total contract revenue.

         Accrued expenses and other long-term liabilities at February 28, 2003 included amounts associated with certain special charges incurred during fiscal 2003, including those discussed above, and fiscal 2002. Activity during the first six months of fiscal 2004 related to such accruals was as follows (in thousands):

                                        Accrued Balance                    Revisions    Accrued Balance
                                       February 28, 2003     Payments    to Estimates   August 31, 2003
                                       -----------------   -----------   ------------   ---------------
Severance and related charges            $        466      $     (177)    $    (116)       $      173
Future lease costs for properties
  no longer being used                   $      1,896      $     (454)    $     (13)       $    1,429

         The Company expects to pay the balance of accrued severance and related charges during fiscal 2004 and to pay the balance of future lease costs over the remaining lease terms, which extend through June 2005.

NOTE E - LONG-TERM BORROWINGS

         At August 31, 2003 and February 28, 2003 the Company's long-term debt was comprised of the following (in thousands):

                                                     August 31, 2003    February 28, 2003
                                                     ---------------    -----------------
Mortgage loan, bearing interest payable
     monthly at the greater of 10.5% or the
     prime rate plus 2.0%; principal due
     May 28, 2005                                      $    9,500           $  10,500
Amortizing term loan, principal due in equal
     monthly installments of approximately
     $0.3 million through July 2005 with
     final payments totaling approximately
     $0.6 million in August 2005; interest
     payable monthly, accruing at a rate
     equal to the prime rate plus 2.75%
     (6.75% at August 31, 2003)                             6,944               8,611
                                                       ----------           ---------

Total debt outstanding                                     16,444              19,111
Less: current portion                                      (3,333)             (3,333)
                                                       ----------           ---------
Long-term debt, net of current portion                 $   13,111           $  15,778
                                                       ==========           =========

         MORTGAGE LOAN

         The Company's mortgage loan is secured by a first lien on the Company's Dallas headquarters and contains a covenant requiring the Company to have at least $5.0 million in net equity at the end of each of its fiscal quarters beginning with the quarter ending August 31, 2004. The mortgage loan also contains cross-default provisions with respect to the Company's term loan and revolving credit agreement, such that a default under the credit facility which leads to the acceleration of amounts due under the facility and the enforcement of liens against the mortgaged property also creates a default under the mortgage loan. The Company made an elective principal payment of $1.0 million during the quarter ended August 31, 2003.

         TERM LOAN AND REVOLVING CREDIT AGREEMENT

         In August 2002, the Company entered into a credit facility agreement with a lender which provided for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($18.1 million maximum at August 31, 2003) or a defined borrowing base comprised primarily of eligible U.S. and U.K. accounts receivable ($1.2 million maximum at August 31, 2003).

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

         Borrowings under the credit facility are secured by first liens on the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The credit facility contains cross-default provisions with respect to the Company's mortgage loan, such that an event of default under the mortgage loan which allows the mortgage lender to accelerate the mortgage loan or terminate the agreement creates a default under the credit facility.

         The credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company was required to generate cumulative earnings before interest, taxes, depreciation and amortization, EBITDA, (as defined in the credit agreement) of at least $9.0 million for the twelve-month period ended August 31, 2003, and is required to generate minimum cumulative EBITDA of $15 million and $20 million for the 12-month periods ending November 30, 2003 and February 29, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $4.0 million for any fiscal year except in certain circumstances and with the lender's prior approval. As of August 31, 2003, the Company was in compliance with all financial and operating covenants.

NOTE F - INCOME TAXES

         For the six-months ended August 31, 2003, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. The Company anticipates that any taxable income it earns during fiscal 2004 in its U.S. operations will be offset by net operating losses carried forward from prior years. Because the Company has provided a valuation reserve against all such potential net operating loss carryforward benefit in prior years, the Company does not expect and has not provided any net income tax expense or benefit for the six months ended August 31, 2003 related to its U.S. operations.

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

         For the quarter ended August 31, 2002, the Company recognized a tax benefit on the pretax losses of certain foreign subsidiaries because the Company believed it would be able to realize the tax benefit of those losses by offsetting them against taxable income of a prior year. The Company did not recognize a current benefit associated with its domestic pretax losses, because it had exhausted its ability to offset such losses against taxable income of prior years, and the occurrence of losses prevented it from concluding that it was more likely than not that such benefit would be realized.

NOTE G - EARNINGS PER SHARE AND STOCK COMPENSATION

                                           Three Months Ended           Six Months Ended
                                        August 31,    August 31,    August 31,    August 31,
(in thousands except per share data)       2003          2002          2003          2002
                                        ----------   -----------    ----------   -----------
Numerator:

Income (loss) before the cumulative
    effect of a change in accounting
    principle                            $ 3,596     $  (16,272)     $ 4,532     $  (24,951)
Cumulative effect on prior years of
   a change in accounting principle          ---            ---          ---        (15,791)
                                         -------     ----------      -------     ----------
Net income (loss)                        $ 3,596     $  (16,272)     $ 4,532     $  (40,742)
                                         -------     ----------      -------     ----------

Denominator:

Denominator for basic
    earnings per share                    34,195         34,067       34,153         34,053

Dilutive potential common shares
    Employee stock options                   554            ---          661            ---

    Outstanding warrants                     621            ---          ---            ---
                                         -------     ----------      -------     ----------

Denominator for diluted
    earnings per share                    35,370         34,067       34,814         34,053
                                         -------     ----------      -------     ----------

BASIC:
Income (loss) before the cumulative
    effect of a change in
    accounting principle                 $  0.11     $    (0.48)     $  0.13     $    (0.73)
Cumulative effect on prior years of
    a change in accounting principle         ---            ---          ---          (0.47)
                                         -------     ----------      -------     ----------
Net income (loss)                        $  0.11     $    (0.48)     $  0.13     $    (1.20)
                                         =======     ==========      =======     ==========

DILUTED:
Income (loss) before the cumulative
    effect of a change in
    accounting principle                 $  0.10     $    (0.48)     $  0.13     $    (0.73)
Cumulative effect on prior years of
    a change in accounting principle         ---            ---          ---          (0.47)
                                         -------     ----------      -------     ----------
Net income (loss)                        $  0.10     $    (0.48)     $  0.13     $    (1.20)
                                         =======     ==========      =======     ==========

         Options to purchase 5,112,334 and 6,227,644 shares of common stock at an average exercise price of $9.21 and $8.44 were outstanding during the three and six month periods ended August 31, 2003, respectively, but were not included in the computation of diluted earnings per share for these periods as the effect would have been antidilutive because the options' exercise prices were greater than the average price of the Company's common shares during such periods. Warrants to purchase 621,304 shares at an exercise price of $4.0238 per share were not included in the calculation for the six months ended August 31, 2003 because they would have been antidilutive for the same reason.

         Options to purchase 5,538,165 and 5,537,517 shares of common stock at an average exercise price of $9.03 and warrants to purchase 621,304 shares of common stock at an exercise price of $4.0238 per share were outstanding during the three and six month periods ended August 31, 2002, respectively, but were not included in the computation of diluted earnings per share for these periods because the effect would have been antidilutive given the Company's loss for the quarter and six month period. In addition, the Company's convertible notes plus accrued interest were convertible at the option of the note holders into 1,617,342 shares at an exercise price of $6.184 per share during the three and six month periods ended August 31, 2002 but were excluded from the computation of diluted earnings per share for the quarter and six month period given the Company's loss for such periods. The convertible notes and related accrued interest were redeemed in full for cash in September 2002.

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

                                                Three Months Ended              Six Months Ended
                                             August 31,    August 31,       August 31,    August 31,
                                               2003           2002            2003           2002
                                            ----------     -----------     ----------     -----------
Net income (loss), as reported              $    3,596     $  (16,272)     $    4,532     $  (40,742)
Add stock compensation expense included
   in net income                                   279             --             279             --
Less total stock-based employee
     compensation expense determined
     under fair value based methods for
     all awards, net of tax                       (911)          (608)           (910)        (1,193)
                                            ----------     ----------      ----------     ----------
Pro forma net income (loss)                 $    2,964     $  (16,880)     $    3,901     $  (41,935)
                                            ==========     ==========      ==========     ==========

Net income (loss) per share:
Basic - as reported                         $     0.11     $    (0.48)     $     0.13     $    (1.20)
Diluted - as reported                       $     0.10     $    (0.48)     $     0.13     $    (1.20)
Basic - pro forma                           $     0.09     $    (0.50)     $     0.11     $    (1.23)
Diluted - pro forma                         $     0.08     $    (0.50)     $     0.11     $    (1.23)

         The pro forma stock-based compensation expense and related per share data shown above are estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different form those of publicly traded options, and because changes in the subjective input assumptions can materially affect the estimate of the fair value of stock-based compensation, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such compensation.

NOTE H - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company operates as a single, integrated business unit. The Company's chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company's product line includes IVR/portal systems, messaging systems, payment systems, maintenance and related services, and managed services provided for customers on an outsourced or application service provider (ASP) basis. In prior years, the Company identified its sales of systems and related services as being sales to the Enterprise and Network markets. Generally sales of IVR/portal systems and related services were made to Enterprise customers, while sales of messaging and payment systems were made to Network customers. Going forward, the Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company is not able to provide the historical breakdown of Network system sales into its messaging and payment systems components. The Company's net sales by product line for the three and six month periods ended August 31, 2003 and 2002 were as follows (in thousands):

                                           Three Months Ended         Six Months Ended
                                         August 31,   August 31,   August 31,   August 31,
                                            2003         2002         2003         2002
                                         ----------   ----------   ----------   ----------
IVR/portal system sales
    (Enterprise system
    sales in fiscal 2003)                  $14,970     $11,258      $27,345      $23,568
Messaging system sales
    (included in Network
    system sales in fiscal 2003)             1,350         ---        3,143          ---
Payment system sales
    (included in Network
    system sales in fiscal 2003)             4,305         ---        8,167          ---
Network system sales                           ---       6,647          ---       15,972
                                           -------     -------      -------      -------
Total system sales                          20,625      17,905       38,655       39,540
                                           -------     -------      -------      -------

Maintenance and related services sales      14,285      12,732       27,870       24,757
Managed service sales                        6,697       4,976       13,483        9,732
                                           -------     -------      -------      -------
Total services sales                        20,982      17,708       41,353       34,489
                                           -------     -------      -------      -------

Total Company sales                        $41,607     $35,613      $80,008       74,029
                                           =======     =======      =======      =======

         Amounts shown for the six months ended August 31, 2003 for IVR/Portal and Payment system sales reflect the reclassification of $0.5 million and $2.3 million, respectively, of sales originally classified as Messaging sales for the quarter ended May 31, 2003.

         GEOGRAPHIC OPERATIONS

         Revenues are attributed to geographic locations based on locations of customers. The Company's net sales by geographic area for the three and six month periods ended August 31, 2003 and 2002 were as follows (in thousands):

                                     Three Months Ended         Six Months Ended
                                   August 31,   August 31,   August 31,   August 31,
                                      2003         2002         2003         2002
                                   ----------   ----------   ----------   ----------
North America                       $ 24,774     $ 20,657     $ 49,018     $ 43,080
Europe, Middle East and Africa        13,975       12,526       27,169       26,500
Pacific Rim                              764          442        1,160          962
Central and South America              2,094        1,988        2,661        3,487
                                    --------     --------     --------     --------

Total                               $ 41,607     $ 35,613     $ 80,008     $ 74,029
                                    ========     ========     ========     ========

         CONCENTRATION OF REVENUE

         There were no customers accounting for 10% or more of the Company's total sales during the three-month period ended August 31, 2003. Sales to one customer, O2, which has purchased both systems and managed services from the Company, accounted for approximately 11% of the Company's total sales for the three-month period ended August 31, 2002 and for 10% and 11% of the Company's total sales during the six-month periods ended August 31, 2003 and 2002, respectively. There were no other customers accounting for 10% or more of the Company's sales during the six month periods ended August 31, 2003 and 2002.

NOTE I - CONTINGENCIES

         INTELLECTUAL PROPERTY MATTERS

         The Company provides its customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send the Company or its customers letters alleging that the Company's products do or might infringe upon the owners' intellectual property rights, and/or suggesting that the Company or its customers should negotiate a license or cross-license agreement with the owner. The Company's policy is to never knowingly infringe upon any third party's intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and, if appropriate, opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company currently has a portfolio of 62 patents, and it has applied for and will continue to apply for and receive a number of additional patents to reflect its technological innovations. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to assert claims of infringement against the Company.

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

         LITIGATION

         David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, originally filed in the United States District Court, Northern District of Texas, Dallas
Division:

         Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 (the "Class Period"). Plaintiffs filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claimed that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite and the alleged future business projections of the Company. Plaintiffs asserted that these alleged statements resulted in artificially inflated stock prices.

         The Company believes that it and its officers and directors complied with their obligations under the securities laws, and vigorously defended the lawsuit. The Company responded to the complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.

         Plaintiffs filed an amended class action complaint on September 23, 2002. The Company filed a motion to dismiss the amended complaint, and plaintiffs filed a response in opposition to the Company's motion to dismiss. On September 15, 2003, the Court granted the Company's motion to dismiss the amended class action complaint. Unlike the Court's prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the Plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court's order of dismissal entered on September 15, 2003.

         OTHER MATTERS

         The Company is a defendant from time to time in lawsuits incidental to its business. Other than the matter discussed above, the Company is not a party to any lawsuit that potentially could be considered material to the Company's financial position or results of operations as of the date of this filing. There can be no assurance that expenses, including any potential settlements or judgments, related to any lawsuits that might arise in the future would not be material to the Company's financial position or results of operations.

         The Company has employment agreements with three executive officers. Two of these agreements require the Company to make termination payments to the officer of two times the officer's annual base compensation in the event the officer's services are terminated without cause or payments of up to 2.99 times the officer's annual compensation including bonuses in connection with a termination of the officer's services following a change in ownership of the Company, as defined in the agreement, prior to the expiration of the agreement. If both officers with such agreements were terminated for one of the preceding reasons during fiscal 2004, the cost to the Company would range from $1.2 million to $1.8 million. The third employment agreement requires that in the event the officer's services are terminated without cause, the Company either must make termination payments to the officer of one times the officer's annual base compensation and accelerate vesting on 33,333 shares of Company common stock covered by a stock option or make termination payments to the officer of two times the officer's annual base compensation. If the officer covered by this agreement were terminated during 2004, the Company would be required to make payments ranging from $0.2 million to $0.5 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY DISCLOSURES TO QUALIFY FORWARD LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the Company cautions current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

         - Prior to fiscal 2004, the Company experienced operating losses, and it may not operate profitably in the future. The Company incurred net losses of approximately $66.4 million, $44.7 million and $2.3 million in fiscal 2003, 2002 and 2001, respectively. Although the Company generated net income of $3.6 million and $4.5 million for the quarter and six months ended August 31, 2003, respectively, it may incur additional losses in the future, which could hinder the Company's ability to operate its current business. The Company may not be able to generate sufficient revenues from its operations to achieve or sustain profitability in the future.

         - The Company has significant obligations under its financing agreements. The Company has material indebtedness outstanding under a mortgage loan secured by the Company's office facilities in Dallas, Texas and under a senior secured term loan and revolving credit facility. The Company is required to make periodic payments of interest under each of these financing agreements and, in the case of the term loan, periodic payments of principal. In addition, the financing agreements contain significant financial covenants, operating covenants and default provisions. If the Company at any time defaults on any of its payment or other obligations under any financing agreement, the secured creditors can accelerate all indebtedness outstanding under the facilities and foreclose on substantially all of the Company's assets. Under such circumstances, the Company's cash position and liquidity would be severely impacted, and it is possible the Company would not be able to pay its debts as they come due. See "Liquidity and Capital Resources" in this Item 2 for a discussion of the Company's liquidity and ability to meet its obligations under its financing agreements.

         - The general economic climate remains uncertain. The Company's sales are largely dependent on the strength of the domestic and international economies and, in particular, on demand for telecommunications equipment, computers, software and other technology products. The market for telecommunications equipment has declined sharply over the last three years, and the markets for computers, software and other technology products also have declined. While the Company enjoyed revenue growth during its quarter ended August 31, 2003, there is still concern that demand for the types of products offered by the Company may remain soft for some period of time as a result of domestic and global economic and political conditions.

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

         -        The Company is subject to potential lawsuits and other claims.
                  The Company is subject to certain potential lawsuits and other claims as discussed in "Note I - Contingencies" in Item 1 of
                  Part I of this Quarterly Report on Form 10-Q. Except for the litigation discussed in Note I, the Company is not a party to any lawsuit that potentially could be considered material to the Company's financial position or results of operations as of the date of this filing. There can be no assurance that expenses, including any potential settlements or judgments, related to any lawsuits that might arise in the future would not be material to the Company's financial position or results of operations.

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

         - The Company may not be able to retain its customer base and, in particular, its more significant customers. The Company's success depends substantially on retaining its significant customers. The loss of one of the Company's significant customers could negatively impact the Company's results of operations. The Company's installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts.

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

         - The Company's reliance on significant vendor relationships could result in significant expense or an inability to serve its customers if it loses these relationships. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. As the Company continues to migrate to open, standards-based systems, it will become increasingly dependent on its component suppliers and software vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company's significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source or at historical prices. Consequently, the Company would be unable to provide products and to service its customers or to generate historical operating margins, which would negatively impact its business and operating results.

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

         - The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company's products are currently sold in more than 75 countries. The Company's international sales, as a percentage of total Company sales, were 40% and 42% in fiscal quarters ended August 31, 2003 and 2002, respectively. International sales are subject to certain risks, including:

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

         - The occurrence of force majuere events could impact the Company's results from operations. The occurrence of one or more of the following events could potentially cause the Company to incur significant losses: acts of God, war, riot, embargoes, acts of civil or military authorities, acts of terrorism or sabotage, shortage of supply or delay in delivery by Intervoice's vendors, the spread of SARS or other diseases, fire, flood, explosion, earthquake, accident, strikes, radiation, inability to secure transportation, failure of communications, failure of utilities or similar events.

SALES. The Company's total sales for the second quarter and first six months of fiscal 2004 were $41.6 million and $80.0 million, respectively, an increase of $6.0 million (17%) and $6.0 million (8%), respectively, as compared to the same periods of fiscal 2003. Total system sales increased $2.7 million (15%) for the second quarter of fiscal 2004 as compared to the same period of fiscal 2003, while service sales increased $3.3 million (18%) for the same time frames. For the six-month period ended August 31, 2003, total system sales decreased $0.9 million (2%) as compared to the same period of fiscal 2003, while services sales increased $6.9 million (20%) for the same time frames. Services sales during the second quarter and first six months of fiscal 2004 included $2.1 million and $4.0 million, respectively, relating to services performed for an international managed services customer for which the Company recognizes revenue on a cash basis. There were no revenues from this customer during the first six months of fiscal 2003.

         The Company operates as a single, integrated business unit. The Company's chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company's product line includes IVR/portal systems, messaging systems, payment systems, maintenance and related services, and managed services provided for customers on an outsourced or application service provider basis. In prior years, the Company has identified its sales of systems and related services as being sales to the Enterprise and Network markets. Generally sales of IVR/portal systems and related services were made to Enterprise customers, while sales of messaging and payment systems were made to Network customers. Going forward, the Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company is not able to provide the historical breakdown of Network system sales into its messaging and payment systems components. The Company's net sales by product line for the three and six months ended August 31, 2003 and 2002 were as follows (in thousands):

                                                          Three Months Ended               Six Months Ended
                                                     ----------------------------    ---------------------------
                                                     August 31,        August 31,     August 31,      August 31
                                                        2003             2002           2003             2002
                                                     -----------      -----------    -----------     -----------
IVR/portal system sales
    (Enterprise system sales in fiscal 2003)         $    14,970      $    11,258    $    27,345     $    23,568
Messaging system sales (included in
    Network system sales in fiscal 2003)                   1,350              ---          3,143             ---
Payment system sales (included in Network
    system sales in fiscal 2003)                           4,305              ---          8,167             ---
Network system sales                                         ---            6,647            ---          15,972
                                                     -----------      -----------    -----------     -----------

Total system sales                                        20,625           17,905         38,655          39,540
                                                     -----------      -----------    -----------     -----------

Maintenance and related services sales                    14,285           12,732         27,870          24,757
Managed service sales                                      6,697            4,976         13,483           9,732
                                                     -----------      -----------    -----------     -----------
Total services sales                                      20,982           17,708         41,353          34,489
                                                     -----------      -----------    -----------     -----------

Total Company sales                                  $    41,607      $    35,613    $    80,008     $    74,029
                                                     ===========      ===========    ===========     ===========

         Amounts shown for the six months ended August 31, 2003 for IVR/Portal and Payment system sales reflect the reclassification of $0.5 million and $2.3 million, respectively, of sales originally classified as Messaging sales for the quarter ended May 31, 2003.

         As identified in the preceding chart, the Company's sale of IVR/portal systems for the quarter and six months ended August 31, 2003 grew $3.7 million (33%) and $3.8 million (16%), respectively, over corresponding periods for fiscal 2003. These gains were offset, particularly for the six month period, by softness in the sales of messaging and payment systems. The sale of such systems continues to be affected by the decline in the market for telecommunication equipment which the Company has experienced over the past two years. The Company believes that the market for network products will remain soft through fiscal 2004.

         The increase in services sales results from a combination of growth in the sale of maintenance and related services and the impact of the cash basis managed services recognized during the second quarter and first six months of fiscal 2004 as compared to the same periods for fiscal 2003. The Company recognized revenues from the cash basis managed services customer referred to above totaling $1.9 million and $2.1 million during the quarters ended May 31, 2003, and August 31, 2003, respectively. The Company anticipates earning up to $1.8 million in additional managed service revenues from this customer under its current contract, which expires November 30, 2003, but the timing of any such revenue recognition remains uncertain. The Company has begun negotiations with its customer regarding a potential extension of the contract, but the Company cannot predict the outcome of such negotiations at this time.

         Sales to one customer, O2, which has purchased both systems and ASP managed services from the Company, accounted for approximately 9% and 11% of the Company's total sales during the quarters ended August 31, 2003 and 2002, respectively and for approximately 10% and 11% of the Company's total sales during the six-month periods ended August 31, 2003 and 2002, respectively. There were no other customers accounting for 10% or more of the Company's sales during the three or six month periods ended August 31, 2003 and 2002.

         International sales comprised 40% of the Company's total sales during the second quarter of fiscal 2004, down slightly from 42% during the second quarter of fiscal 2003. For the first six months of fiscal 2004, international sales comprised 39% of the Company's total sales, down from 42% during the same period of fiscal 2003. International sales for the second quarter of fiscal 2004 were up $1.9 million over fiscal 2003 second quarter amounts and were even with prior year amounts for the six month period ended August 31, 2003, but declined as a percentage of total sales as the Company's North American sales grew at a faster rate.

         The Company uses a system combining estimated sales from its service and support contracts, its backlog of committed systems orders and its "pipeline" of systems sales opportunities to estimate sales and trends in its business. For the quarter ended August 31, 2003, sales from service and support contracts, including contracts for managed services, comprised approximately 50% of the Company's total sales, while sales from beginning systems backlog comprised approximately 35% of total sales and sales from the quarter's pipeline activity comprised approximately 15% of total sales. For the quarter ended August 31, 2002, sales from service and support contracts, sales from beginning systems backlog and sales from the quarter's pipeline activity comprised approximately 50%, 32% and 18% of total sales, respectively.

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

         The Company's backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. At August 31, 2003, May 31, 2003, February 28, 2003 and November 30, 2002, the Company's backlog of systems sales was approximately $30.1 million, $29.5 million, $33.5 million and $29.5 million, respectively.

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

SPECIAL CHARGES. During the quarter ended August 31, 2003, the Company's chief financial officer resigned to pursue other opportunities. The Company recorded cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the quarter under the terms of a separation agreement executed in connection with the resignation. The charges were included in selling, general and administrative expenses for the quarter. All cash charges were paid during the quarter.

         During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively.

         During the quarter ended August 31, 2002, the Company incurred special charges of approximately $10.1 million, including $2.8 million for severance payments and related benefits associated with a workforce reduction affecting approximately 120 employees, $0.4 million associated with the closing of a portion of its leased facilities in Manchester, United Kingdom, $2.2 million for the write down of excess inventories and $4.7 million associated with two loss contracts. The severance and related costs were associated with the Company's consolidation of its separate Enterprise and Networks divisions into a single, unified organizational structure. The downsizing of the leased space in Manchester followed from the Company's decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflected the Company's continuing assessment of its inventory levels in light of short term sales projections, the decision to eliminate the UK manufacturing operation and the consolidation of the business units discussed above. The charges for loss contracts reflected the costs incurred during the second quarter on two contracts, which were expected to result in net losses to the Company upon completion. The charges included costs actually incurred during the quarter as well as an accrual of the amounts by which total contract costs were expected to exceed total contract revenue. The net effect of all special charges for the second quarter of fiscal 2003 was to increase cost of goods sold, research and development and selling, general and administrative expenses by $7.7 million, $0.4 million and $2.0 million, respectively.

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

COST OF GOODS SOLD. Cost of goods sold for the second quarter and first six months of fiscal 2004 was approximately $18.7 million or 45.0% of sales and $36.7 million or 45.9% of sales, respectively. This compares to $24.7 million or 69.4% of sales and $47.5 million or 64.2% of sales for the second quarter and first six months of fiscal 2003. As described above, the Company incurred special charges to cost of goods sold during the first six months of fiscal 2004 totaling $0.6 million or 0.8% of sales. It incurred special charges to cost of goods sold totaling $7.7 million or 21.6% of sales during the second quarter of fiscal 2003 and $9.1 million or 12.3% of sales during the first six months of fiscal 2003. Cost of goods sold on system sales was $11.3 million (54.6%) and $22.5 million (58.1%) for the second quarter and first six months of fiscal 2004, respectively, as compared to $17.1 million (95.5%) and $33.2 million (84.0%) for the same periods of fiscal 2003. This decrease results from the Company's cost cutting initiatives as well as from differences in the sales channel mix over the time frames. In addition, the second quarter fiscal 2003 Special Charges related to loss contracts and inventory writedowns, discussed in Special Charges above, adversely affected systems cost of goods sold in fiscal 2003. Cost of goods sold on service sales was $7.5 million (35.6%) and $14.2 million (34.3%) for the second quarter and first six months of fiscal 2004, respectively, as compared to $7.6 million (43.1%) and $14.3 million (41.4%) for the same periods of fiscal 2003. This improvement resulted from a combination of efficiency gains, as the Company served a larger customer base while holding costs in fiscal 2004 to fiscal 2003 levels, and the effect on the calculation of the cash basis managed services revenue recognized during the second quarter and first six months of fiscal 2004.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the second quarter and first six months of fiscal 2004 were approximately $3.7 million, or 8.9% of total Company sales, and $7.6 million, or 9.5% of sales, respectively. During the second quarter and first six months of the previous fiscal year, research and development expenses were $6.5 million, or 18.3% and $12.5 million or 16.9%, respectively, of the Company's total sales. The Company incurred R&D charges described above in "Special Charges" totaling $0.4 million (1.1% of total sales) during the second quarter of fiscal 2003, and $0.2 million (0.3%) and $0.9 million (1.2%) during the first six months of fiscal 2004 and fiscal 2003, respectively. Expenses were down from fiscal 2003 as a result of the Company's cost reduction initiatives and the reassignment of certain resources from R&D to direct customer service activities (cost of goods sold) in connection with the Company's fiscal 2003 reorganization.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses during the second quarter and first six months of fiscal 2004 were approximately $13.1 million, or 31.5% of total Company sales, and $26.6 million, or 33.2% of sales, respectively. SG&A expenses during the second quarter and first six months of fiscal 2003 were $18.4 million, or 51.7% and $36.1 million or 48.8%, respectively, of the Company's total sales. The Company incurred SG&A charges described above in "Special Charges" totaling $0.8 million (1.9%) and $2.0 million (5.6%) during the second quarter of fiscal 2004 and 2003, respectively, and $1.4 million (1.8%) and $2.7 million (3.6%) during the first six months of fiscal 2004 and 2003, respectively. SG&A expenses have decreased from the same periods last year primarily as a result of cost control initiatives implemented by the Company.

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

         During the fourth quarter of fiscal 2003, and as described in the Company's Annual Report on Form 10-K/A for the year ended February 28, 2003, the Company recognized impairment charges of $16.7 million to reduce the carrying value of its intangible assets other than goodwill to their fair value. As a result of the reduction in carrying value, amortization expense related to these assets totaled $0.7 million and $1.4 million for the second quarter and first six months of fiscal 2004, down from $1.8 million and $3.6 million for the second quarter and first six months fiscal 2003. The estimated amortization expense for the balance of fiscal 2004 and for each of the next four fiscal years is as follows (in thousands):

Balance of fiscal year ending February 29, 2004         $    1,519
Fiscal 2005                                             $    1,656
Fiscal 2006                                             $    1,170
Fiscal 2007                                             $    1,101
Fiscal 2008                                             $    1,101

INTEREST EXPENSE. Interest expense was $0.5 million and $1.1 million during the second quarter and first six months of fiscal 2004, versus $1.6 and $3.0 million for the same periods of fiscal 2003. The reduction relates to two factors. First, the Company's outstanding debt as of the beginning of fiscal 2004 totaled $19.1 million, a 36% reduction from the $30.0 million balance outstanding at the beginning of fiscal 2003. Second, the fiscal 2003 expense included $0.3 million relating to the final amortization of costs under certain interest rate swap arrangements terminated by the Company during fiscal 2002 and $0.7 million for the write off of debt issuance costs associated with a term loan and revolving credit agreement retired as part of the Company's fiscal 2003 debt restructuring activities. There were no such expenses during the first six months of fiscal 2004.

INCOME TAXES (BENEFIT). For the six-months ended August 31, 2003, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. The Company anticipates that any taxable income it earns during fiscal 2004 in its U.S. operations will be offset by net operating losses carried forward from prior years. Because the Company has provided a valuation reserve against all such potential net operating loss carryforward benefit in prior years, the Company does not expect and has not provided any net income tax expense or benefit for the six months ended August 31, 2003 related to its U.S. operations.

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

         For the quarter ended August 31, 2002, the Company recognized a tax benefit on the pretax losses of certain foreign subsidiaries because the Company believed it would be able to realize the tax benefit of those losses by offsetting them against taxable income of a prior year. The Company did not recognize a current benefit associated with its domestic pretax losses, because it had exhausted its ability to offset such losses against taxable income of prior years, and the occurrence of losses prevented it from concluding that it was more likely than not that such benefit would be realized.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS). The Company generated operating income of $5.4 million and net income of $3.6 million during the second quarter of fiscal 2004. During the second quarter of fiscal 2003, the Company generated an operating loss of $15.8 million and a net loss of $16.3 million. For the six months ended August 31, 2003, the Company generated operating income of $7.8 million and net income of $4.5 million compared to an operating loss of $25.7 million, a loss before the cumulative effect of a change in accounting principle of $25.0 million and a net loss of $40.7 million for the six month period ended August 31, 2002. As described above in "Amortization of Acquired Intangible Assets and Cumulative Effect of a Change in Accounting Principle", the Company recorded a $15.8 million charge during the first quarter of fiscal 2003 as the cumulative effect on prior years of a change in accounting principle in connection with its adoption of Statements of Financial Accounting Standards No. 141 and No. 142. The Company's improved financial performance for the quarter and six months ended August 31, 2003 over similar periods for fiscal 2003 reflects the significant reduction in special charges, which in fiscal 2003 included the Company's extensive restructuring activities, a reduction in the level of ongoing operating expenses as a result of such restructuring and the growth in the Company's services revenues in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES. The Company had approximately $37.0 million in cash and cash equivalents at August 31, 2003, while borrowings under the Company's long-term debt facilities totaled $16.4 million. The Company's cash balances increased $9.2 million during the three months ended August 31, 2003, with operating activities providing $11.8 million of cash, net investing activities using $1.2 million of cash and net financing activities using $0.9 million of cash.

         Operating cash flow for the quarter ended August 31, 2003 was favorably impacted by the Company's continued profitability in the quarter, including its collection of $2.1 million from an international managed services customer for which the Company recognizes revenue on a cash basis, and by its related continuing focus on operating expense control and balance sheet management. The Company improved its days sales outstanding (DSOs) of accounts receivable to 49 days, down significantly from the May 31, 2003 level of 62 days. Inventories were up $0.7 million from ending first quarter balances but were still $0.3 million below ending fiscal 2003 levels. Operating cash flow for the second quarter also benefited from the receipt of $2.2 million in fiscal 2002 tax refunds relating to the Company's UK subsidiary.

         For sales of certain of its more complex, customized systems (generally ones with a sales price of $0.5 million or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $5.1 million (22.6% of total net receivables) at August 31, 2003, up $0.2 million from February 28, 2003. The Company expects to bill and collect unbilled receivables as of August 31, 2003 within the next twelve months.

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

         The Company's federal income tax returns for its fiscal years 2000 and 2001 are currently being audited by the Internal Revenue Service. The Company has tentatively agreed to proposed adjustments from the IRS challenging certain positions taken by the Company on those returns. Although resolution of the issues is still pending, it is probable that as a result of these proposed adjustments, the Company will lose the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001. If this occurs, the Company will be required to repay up to $2.1 million of refunds previously received from the IRS plus accrued interest. The Company recorded a charge for these probable adjustments as part of its fiscal 2003 net tax provision. The Company expects final resolution of the issue and cash settlement with the IRS to occur during the second half of fiscal 2004. Any net operating losses which ultimately cannot be carried back to prior years under the settlement with the IRS may be carried forward to future years.

         The Company's wholly owned subsidiary, Brite Voice Systems, Inc. ("Brite") has filed a petition in the United States Tax Court seeking a redetermination of a Notice of Deficiency issued by the IRS to Brite. The amount of the proposed deficiency is $2.4 million before interest or penalties and relates primarily to a disputed item in Brite's August 1999 federal income tax return. The Company and the IRS have reached a tentative agreement that eliminates the proposed deficiency and, in fact, results in the Company receiving a small net refund. The Company expects final resolution of this matter to occur during the third quarter of fiscal 2004.

         The Company used $1.2 million of cash to purchase additional equipment during the quarter ended August 31, 2003 and used $0.8 million of cash to make scheduled principal payments under its term loan. It also used $1.0 million to make a discretionary principal payment of a portion of its mortgage loan.

         At August 31, 2003, the Company had $16.4 million in outstanding debt, including $9.5 million under a mortgage loan and $6.9 million under a term note and related revolving credit facility. The Company is required to make periodic payments under these financing agreements and is also subject to significant financial and operating covenants contained in these debt agreements as further described below.

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

         TERM LOAN AND REVOLVING CREDIT AGREEMENT

         The Company's credit facility agreement provides for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($18.1 million maximum at August 31, 2003) or a defined borrowing base comprised primarily of eligible U.S. and U.K. accounts receivable ($1.2 million maximum at August 31, 2003).

         The term loan principal is due in equal monthly installments of approximately $0.3 million through July 2005 with final payments totaling approximately $0.6 million due in August 2005. Interest on the term loan is also payable monthly and accrues at a rate equal to the then prevailing prime rate of interest plus 2.75% (6.75% as of August 31, 2003).

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

         Borrowings under the credit facility are secured by first liens on the Company's personal property and by a subordinated lien on the Company's Dallas headquarters. The credit facility contains cross-default provisions with respect to the Company's mortgage loan, such that an event of default under the mortgage loan which allows the mortgage lender to accelerate the mortgage loan or terminate the agreement creates a default under the credit facility.

         The credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company was required to generate cumulative earnings before interest, taxes, depreciation and amortization, EBITDA, (as defined in the credit facilities) of at least $9.0 million for the twelve-month period ended August 31, 2003, and is required to generate minimum cumulative EBITDA of $15 million and $20 million for the 12-month periods ending November 30, 2003 and February 29, 2004, respectively, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from incurring capital expenditures in excess of $4.0 million for any fiscal year except in certain circumstances and with the lender's prior approval. As of August 31, 2003, the Company was in compliance with all financial and operating covenants.

         The Company is considering the refinancing or early retirement of some or all of the amounts outstanding under its mortgage loan and/or its term loan and revolving credit agreement. Under its existing agreements, the Company must pay a 1% prepayment fee in connection with any retirement of amounts outstanding under its mortgage loan that occur prior to May 30, 2004. The Company may prepay amounts outstanding under its term loan without penalty, but the Company is subject to fees of up to $0.5 million should it terminate its revolving credit facility prior to August 2005. The Company has $0.9 million in unamortized debt issue costs included in prepaid expenses and other noncurrent assets as of August 31, 2003 which it expects to expense over the term of the related indebtedness. The non-cash amortization of such costs may be accelerated in the event the Company completes a refinancing or early repayment of its debt. The Company is under no obligation to amend its debt agreements and has made no formal decisions regarding any such amendment as of the date of this filing.

         FUTURE COMPLIANCE WITH COVENANTS

         The Company believes its cash reserves and internally generated cash flow along with any cash availability under its revolver loan will be sufficient to meet its operating cash requirements for the next twelve months. In order to meet the increasing EBITDA requirements in its credit agreements as described above, however, the Company will have to sustain the average operating results it has achieved for the six months ended August 31, 2003. To comply with the minimum cumulative EBITDA covenant for the next twelve months, the Company may not incur a loss before interest, taxes, depreciation and amortization in excess of $0.5 million for the quarter ending November 30, 2003, and it must generate average EBITDA of at least $3.7 million per quarter for the two-quarter period ending February 29, 2004, average EBITDA of at least $5.7 million per quarter for the three-quarter period ending May 31, 2004, and average EBITDA of at least $6.3 million for the four-quarter period ending August 31, 2004. The Company generated EBITDA of $7.9 million and $12.5 million for the quarter and six months ended August 31, 2003, respectively. A reconciliation of net income to EBITDA for the quarter and six months ended August 31, 2003 follows (in thousands):

                                               Quarter           Six Months
                                                Ended              Ended
                                           August 31, 2003     August 31,2003
                                           ---------------     --------------
Net income                                   $      3,596       $      4,532
Add back EBITDA elements
    Interest                                          536              1,081
    Taxes                                           1,372              2,116
    Depreciation and amortization                   2,418              4,800
                                             ------------       ------------
EBITDA                                       $      7,922       $     12,529
                                             ============       ============

         If the Company is not able to achieve the required EBITDA levels and maintain compliance with its other various debt covenants, the lenders have all remedies available to them under the terms of the various loan agreements, including, without limitation, the ability to declare all debt immediately due and payable and to enforce security interests. Under such circumstances, the Company's cash position and liquidity would be severely impacted, and it is possible the Company would not be able to continue its business.

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

At August 31, 2003, the Company's outstanding long-term debt was comprised of the following (in thousands):

                                                                                    August 31, 2003
                                                                                    ---------------
Mortgage loan, bearing interest payable monthly at the greater
of 10.5% or the prime rate plus 2.0%; principal due May 28, 2005                       $  9,500

Amortizing term loan, principal due in equal monthly installments of approximately $0.3 million through July 2005 with final payments totaling approximately $0.6 million in August 2005; interest payable monthly,
accruing at a rate equal to the prime rate plus 2.75% (6.75% at August 31, 2003)          6,944
                                                                                       --------

                                                                                       $ 16,444
                                                                                       ========

         The following table provides information about the Company's credit agreements that are sensitive to changes in interest rates. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of August 31, 2003.

                                                      Fiscal
                                          -------------------------------
                                           2004        2005        2006
                                          ------      ------      -------
                                              (Dollars in thousands)
Long-term debt-variable rate U.S.         $1,667      $3,333      $11,444
Projected weighted average
    interest rate                            9.1%        9.5%         9.9%

FOREIGN CURRENCY RISKS

         The Company transacts business in certain foreign currencies including, particularly, the British pound and the Euro. The Company's primary software application development, research and development and other administrative activities are conducted from offices in the United States and the United Kingdom, and its primary manufacturing operations are conducted in the United States. Virtually all sales arranged through the Company's U.S. offices are denominated in U.S. dollars, which is the functional and reporting currency of the U.S. entity. Sales arranged through the Company's U.K. subsidiary are denominated in various currencies, including the British pound, the U.S. dollar and the Euro; however, the U.K. subsidiary's functional currency is the British pound. For the fiscal year ended February 28, 2003, sales originating from the Company's U.K. subsidiary represented approximately 34% of consolidated sales. This percentage is expected to remain materially unchanged for fiscal 2004. As a result of its international operations, the Company is subject to exposure from adverse movements in certain foreign currency exchange rates. The Company has not historically used foreign currency options or forward contracts to hedge its currency exposures because of variability in the timing of cash flows associated with its larger contracts where payments are tied to the achievement of project milestones, and it did not have any such hedge instruments in place at August 31, 2003. Rather, the Company attempts to mitigate its foreign currency risk by transacting business in the functional currency of each of its major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received.

         At August 31, 2003, the Company had an intercompany balance payable to its U.K. subsidiary totaling approximately $32.9 million. The Company considers such intercompany balance to be a long-term investment, as defined under the guidance of Statement of Financial Accounting Standards No. 52 - Foreign Currency Translation, and management has no plans within the foreseeable future to pay amounts owed to its U.K. subsidiary. Accordingly, foreign exchange fluctuations on the balance are recorded as a component of accumulated other comprehensive loss in the statement of stockholders' equity.

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

ITEM 4   CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of August 31, 2003. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. There has been no change in the Company's internal control over financial reporting identified in connection with that evaluation that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, originally filed in the United States District Court, Northern District of Texas, Dallas
Division:

         Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 (the "Class Period"). Plaintiffs filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claimed that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company's merger with Brite and the alleged future business projections of the Company. Plaintiffs asserted that these alleged statements resulted in artificially inflated stock prices.

         The Company believes that it and its officers and directors complied with their obligations under the securities laws, and vigorously defended the lawsuit. The Company responded to the complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company's request for dismissal. On August 8, 2002, the Court entered an order granting the Company's motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.

         Plaintiffs filed an amended class action complaint on September 23, 2002. The Company filed a motion to dismiss the amended complaint, and plaintiffs filed a response in opposition to the Company's motion to dismiss. On September 15, 2003, the Court granted the Company's motion to dismiss the amended class action complaint. Unlike the Court's prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the Plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court's order of dismissal entered on September 15, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Wednesday, August 20, 2003 in Richardson, Texas.

         Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: David W. Brandenburg, Joseph J. Pietropaolo, George C. Platt, Grant A. Dove, Jack P. Reily and Gerald F. Montry. The number of votes cast for the election of each of the nominees for director, and the number of abstentions, were as follows: 31,292,627 votes for the election of David W. Brandenburg, with 148,818 abstentions; 30,853,920 votes for the election of Joseph J. Pietropaolo, with 587,525 abstentions; 28,074,065 votes for the election of George C. Platt, with 3,367,380 abstentions; 30,820,579 votes for the election of Grant A. Dove, with 620,866 abstentions; 30,923,340 votes for the election of Jack P. Reily, with 518,105 abstentions; and 31,300,485 votes for the election of Gerald F. Montry, with 140,960 abstentions. No votes were cast against the election of any nominee for director.

         The second matter voted on and approved by the shareholders, was a resolution to approve an amendment to the Company's Employee Stock Purchase Plan (the "Plan") to increase from 1,500,000 to 2,000,000 the aggregate number of shares authorized for issuance under the Plan. The number of votes cast for the adoption of the resolution to amend the Plan was 18,094,961, the number of votes cast against the adoption of the resolution to amend the Plan was 1,168,874 and the number of abstentions was 76,392.

         The last matter voted on and approved by the shareholders, was a resolution to approve the Company's 2003 Stock Option Plan. The number of votes cast for the adoption of the resolution to approve the 2003 Stock Option Plan was 17,029,724, the number of votes cast against the adoption of the resolution to approve the 2003 Stock Option Plan was 2,109,063 and the number of abstentions was 201,440.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1 Intervoice, Inc. Employee Stock Purchase Plan, as amended and restated effective June 24, 2003 (1).

             10.2    Intervoice, Inc. 2003 Stock Option Plan. (1)

             10.3 Employment Agreement with Craig E. Holmes effective August 27, 2003. (1)

             31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

             31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

             32.1 Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (1)

             32.2 Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (1)

         (b) Reports on Form 8-K

             1. A report on Form 8-K was filed on June 10, 2003 to update first quarter fiscal 2004 revenue outlook and to announce intention to file a Form 10-K/A for the year ended February 28, 2003 and a separate Form 10- Q/A for the quarter ended November 30, 2002.

             2. A report on Form 8-K was filed on June 26, 2003 to announce the upcoming resignation of Chief Financial Officer, Rob-Roy J. Graham, and to disclose terms of the related separation agreement.

             3. A report on Form 8-K was filed on June 26, 2003 to announce the Company's first quarter fiscal 2004 earnings release.

---------------
(1) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTERVOICE, INC.

Date: October 14, 2003                       By: /s/ MARK C. FALKENBERG
                                                 ----------------------
                                                 Mark C. Falkenberg
                                                 Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBITS
   NO.                                 DESCRIPTION
--------                               -----------
  10.1      Intervoice, Inc. Employee Stock Purchase Plan, as amended and restated effective June 24, 2003 (1).

  10.2      Intervoice, Inc. 2003 Stock Option Plan. (1)

  10.3      Employment Agreement with Craig E. Holmes effective August 27, 2003.(1)

  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

  32.1 Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (1)

  32.2 Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (1)

----------------------
(1) Filed herewith.