Form 10-Q
period 2003-11-30
INTERVOICE INC
filed 2004-01-14
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
NOVEMBER 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 1-15045

INTERVOICE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

TEXAS	75-1927578
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

17811 WATERVIEW PARKWAY, DALLAS, TX 75252
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, WITH ZIP CODE)

972-454-8000
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
DEFINED IN RULE 12b-2 OF THE ACT).

YES [X] NO [   ]

THE REGISTRANT HAD 35,204,690 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE,
OUTSTANDING AS OF JANUARY 9, 2004.

INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
	November 30, 2003	February 28, 2003

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,620	$26,211
Trade accounts receivable, net of allowance for doubtful accounts of $2,585 in fiscal 2004 and $2,527 in fiscal 2003	23,815	25,853
Inventory	8,239	8,895
Prepaid expenses and other current assets	6,007	5,277

	76,681	66,236

Property and Equipment
Land and buildings	16,811	16,708
Computer equipment and software	36,636	32,660
Furniture, fixtures and other	2,867	2,667
Service equipment	9,384	8,744

	65,698	60,779
Less allowance for depreciation	46,390	40,406

	19,308	20,373
Other Assets
Intangible assets, net of accumulated amortization of $33,684 in fiscal 2004 and $32,218 in fiscal 2003	7,122	9,326
Goodwill	3,401	3,401
Other assets	1,035	1,655

	$107,547	$100,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,219	$12,513
Accrued expenses	12,925	12,705
Customer deposits	6,621	9,061
Deferred income	23,814	25,478
Current portion of long term borrowings	3,333	3,333
Income taxes payable	11,203	6,240

	69,115	69,330
Long term borrowings	11,278	15,778
Other long term liabilities	464	856
Deferred income taxes	68	44
Stockholders’ Equity
Preferred Stock, $100 par value—2,000,000 shares authorized: none issued
Common Stock, no par value, at nominal assigned value — 62,000,000 shares authorized: 34,481,697 issued and outstanding in fiscal 2004, 34,111,101 issued and outstanding in fiscal 2003	17	17
Additional capital	67,783	65,144
Accumulated deficit	(38,648)	(46,768)
Accumulated other comprehensive loss	(2,530)	(3,410)

Stockholders’ equity	26,622	14,983

	$107,547	$100,991

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended

	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Sales
Systems	$22,034	$23,679	$60,689	$63,219
Services	19,726	20,271	61,079	54,760

	41,760	43,950	121,768	117,979

Cost of goods sold
Systems	12,606	15,488	35,090	48,706
Services	6,359	6,725	20,561	21,020

	18,965	22,213	55,651	69,726

Gross margin
Systems	9,428	8,191	25,599	14,513
Services	13,367	13,546	40,518	33,740

	22,795	21,737	66,117	48,253
Research and development expenses	3,677	5,020	11,251	17,544
Selling, general and administrative expenses	13,555	15,787	40,117	51,880
Amortization of goodwill and acquisition related intangible assets	705	1,775	2,115	5,325

Income (loss) from operations	4,858	(845)	12,634	(26,496)
Other income (expense)	(352)	(89)	(400)	(858)
Interest expense	(507)	(774)	(1,587)	(3,792)
Loss on extinguishment of debt	—	(1,868)	—	(1,868)

Income (loss) before taxes and the cumulative effect of a change in accounting principle	3,999	(3,576)	10,647	(33,014)
Income taxes (benefit)	411	4,256	2,527	(231)

Income (loss) before the cumulative effect of a change in accounting principle	3,588	(7,832)	8,120	(32,783)
Cumulative effect on prior years of a change in accounting principle	—	—	—	(15,791)

Net income (loss)	$3,588	$(7,832)	$8,120	$(48,574)

Per Basic Share:
Income (loss) before the cumulative effect of a change in accounting principle	$0.10	$(0.23)	$0.24	$(0.96)
Cumulative effect on prior years of a change in accounting principle	—	—	—	(0.47)

Net income (loss)	$0.10	$(0.23)	$0.24	$(1.43)

Per Diluted Share:
Income (loss) before the cumulative effect of a change in accounting principle	$0.10	$(0.23)	$0.23	$(0.96)
Cumulative effect on prior years of a change in accounting principle	—	—	—	(0.47)

Net income (loss)	$0.10	$(0.23)	$0.23	$(1.43)

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		(In Thousands)
	Three Months Ended		Nine Months Ended

	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Operating activities
Income (loss) before the cumulative effect of a change in accounting principle	$3,588	$(7,832)	$8,120	$(32,783)
Adjustments to reconcile income (loss) before the cumulative effect of a change in accounting principle to net cash provided by operating activities:
Depreciation and amortization	2,368	3,841	7,168	12,307
Other changes in operating activities	(4,299)	3,634	1,723	30,251

Net cash provided by (used in) operating activities	1,657	(357)	17,011	9,775

Investing activities
Purchases of property and equipment	(1,062)	(369)	(3,536)	(2,817)
Proceeds from sale of assets	7	11	22	1,863

Net cash used in investing activities	(1,055)	(358)	(3,514)	(954)

Financing activities
Paydown of debt	(1,833)	(12,056)	(4,500)	(42,036)
Debt issuance costs	—	(497)	—	(2,515)
Premium on debt extinguishment	—	(470)	—	(470)
Borrowings	—	10,000	—	34,000
Exercise of stock options	1,453	—	2,360	130

Net cash used in financing activities	(380)	(3,023)	(2,140)	(10,891)

Effect of exchange rates on cash	1,384	85	1,052	902

Increase (decrease) in cash and cash equivalents	1,606	(3,653)	12,409	(1,168)
Cash and cash equivalents, beginning of period	37,014	20,131	26,211	17,646

Cash and cash equivalents, end of period	$38,620	$16,478	$38,620	$16,478

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share Data)

	Common Stock				Accumulated Other
			Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at February 28, 2003	34,111,101	$17	$65,144	$(46,768)	$(3,410)	$14,983
Net income	—	—	—	8,120	—	8,120
Foreign currency translation adjustment	—	—	—	—	880	880
Extension of stock options	—	—	279	—	—	279
Exercise of stock options	370,596	—	2,360	—	—	2,360

Balance at November 30, 2003	34,481,697	$17	$67,783	$(38,648)	$(2,530)	$26,622

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2003

Note A – Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2003 has been derived from audited financial statements at that date. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited November 30, 2003 and 2002 consolidated financial statements have been included. Operating results for the three and nine month periods ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending February 29, 2004 as they may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company’s sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

     In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income (loss) for the third quarters of fiscal 2004 and 2003 was $4.5 million and $(7.7) million, respectively. For the nine month periods ended November 30, 2003 and 2002, total comprehensive income (loss) was $9.0 million and $(46.4) million, respectively. Total comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, and, in fiscal 2003, adjustments to the carrying value of certain derivative instruments.

     Financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders’ equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

Note B – Change in Accounting Principle for Goodwill and Other Intangible Assets

     Effective March 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on at least an annual basis.

     In adopting the Statements in fiscal 2003, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its Networks division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division’s sales and profitability.

Note C – Inventories

     Inventories consist of the following (in thousands):

	November 30, 2003	February 28, 2003

Purchased parts	$4,985	$4,906
Work in progress	3,254	3,989

	$8,239	$8,895

Note D – Special Charges

     The Company did not record any special charges during the quarter ended November 30, 2003. During the quarter ended May 31, 2003, the Company incurred severance charges of approximately $1.4 million in connection with a reduction in its workforce affecting 56 positions. Virtually all such charges were paid during the first two quarters of fiscal 2004. During the quarter ended August 31, 2003, the Company’s chief financial officer resigned to pursue other opportunities. The Company incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the second quarter under the terms of a separation agreement executed in connection with the officer’s resignation. All cash charges were paid as of August 31, 2003.

     The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for the nine months ended November 30, 2003 (in thousands).

			Selling,
	Cost of	Research	General
	Goods	and	and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$562	$228	$603	$1,393
Separation settlement	—	—	791	791

Total	$562	$228	$1,394	$2,184

     During the first three quarters of fiscal 2003, the Company took various actions designed to lower costs and improve operational efficiency. During the quarter ended May 31, 2002, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits, and $0.4 million for the closure of its leased facility in Chicago, Illinois. The severance and related costs were associated with a workforce reduction affecting 103 employees. During the first quarter of fiscal 2003, the Company also revised its estimates of severance charges originally recorded in the fourth quarter of fiscal 2002, reducing its accrual for such charges by $0.2 million.

     During the quarter ended August 31, 2002, the Company incurred special charges of approximately $10.1 million, including $2.8 million for severance payments and related benefits associated with a workforce reduction affecting approximately 120 employees, $0.4 million associated with the closing of a portion of its leased facilities in Manchester, United Kingdom, $2.2 million for the write down of excess inventories and $4.7 million associated with two loss contracts. The severance and related costs were associated with the Company’s consolidation of its separate Enterprise and Networks divisions into a single, unified organizational structure. The downsizing of the leased space in Manchester followed from the Company’s decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflected the Company’s continuing assessment of its inventory levels in light of short term sales projections, the decision to eliminate the UK manufacturing operation and the consolidation of the business units discussed above. The charges for loss contracts reflected the costs incurred during the quarter on two contracts that are expected to result in net losses to the Company upon completion. The charges included costs actually incurred during the quarter as well as an accrual of the amounts by which total contract costs were expected to exceed total contract revenue.

     During the quarter ended November 30, 2002, the Company incurred special charges of approximately $4.9 million, including $1.2 million for severance payments and related benefits associated with a workforce reduction affecting approximately 50 employees, $1.8 million for the write down of excess inventories and $1.9 million of charges incurred upon the early extinguishment of the Company’s convertible notes. The inventory adjustments reflected the Company’s continuing assessment of its inventory levels in light of short term sales projections. The loss on early extinguishment of debt included $1.4 million in non-cash charges to write-off unamortized debt discount and unamortized debt issuance costs and $0.5 million in prepayment premiums.

     The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for the quarter and nine months ended November 30, 2002 (in thousands).

			Selling,
	Cost of	Research	General
	Goods	and	and	Other
	Sold	Development	Administrative	Expenses	Total

Quarter ended November 30, 2002
Severance payments and related benefits	$363	$25	$792	$—	$1,180
Write down of excess inventories	1,840	—	—	—	1,840
Loss on early extinguishment of debt	—	—	—	1,868	1,868

Total	$2,203	$25	$792	$1,868	$4,888

Nine months ended November 30, 2002
Severance payments and related benefits	$2,305	$826	$3,083	$—	$6,214
Facility closures	244	125	388	—	757
Write down of excess inventories	4,080	—	—	—	4,080
Costs associated with loss contracts	4,672	—	—	—	4,672
Loss on early extinguishment of debt	—	—	—	1,868	1,868

Total	$11,301	$951	$3,471	$1,868	$17,591

     Accrued expenses and other long-term liabilities at February 28, 2003 included amounts associated with certain special charges incurred during fiscal 2003 and 2002. Activity during the first nine months of fiscal 2004 related to such accruals was as follows (in thousands):

	Accrued Balance		Revisions	Accrued Balance
	February 28, 2003	Payments	to Estimates	November 30, 2003

Severance and related charges	$466	$(273)	$(135)	$58
Future lease costs for properties no longer being used	$1,896	$(682)	$(13)	$1,201

     The Company expects to pay the balance of accrued severance and related charges during fiscal 2004 and to pay the balance of future lease costs over the remaining lease terms, which extend through June 2005.

Note E – Long-Term Borrowings

     At November 30, 2003 and February 28, 2003 the Company’s long-term debt was comprised of the following (in thousands):

	November 30, 2003	February 28, 2003

Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; principal due May 28, 2005	$9,500	$10,500
Amortizing term loan, principal due in equal monthly installments of approximately $0.3 million through May 2005 with a final payment totaling approximately $0.1 million in June 2005; interest payable monthly, accruing at a rate equal to the prime rate plus 2.75% (6.75% at November 30, 2003)	5,111	8,611

Total debt outstanding	14,611	19,111
Less: current portion	(3,333)	(3,333)

Long-term debt, net of current portion	$11,278	$15,778

     Mortgage Loan

     The Company’s mortgage loan is secured by a first lien on the Company’s Dallas headquarters and contains a covenant requiring the Company to have at least $5.0 million in net equity at the end of each of its fiscal quarters beginning with the quarter ending August 31, 2004. The mortgage loan also contains cross-default provisions with respect to the Company’s term loan and revolving credit agreement, such that a default under the credit facility which leads to the acceleration of amounts due under the facility and the enforcement of liens against the mortgaged property also creates a default under the mortgage loan. The Company made an elective principal payment of $1.0 million during the quarter ended August 31, 2003.

     Term Loan and Revolving Credit Agreement

     In August 2002, the Company entered into a credit facility agreement with a lender which provided for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($19.9 million maximum at November 30, 2003) or a defined borrowing base comprised primarily of eligible U.S. and U.K. accounts receivable ($1.3 million maximum at November 30, 2003).

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

     The Company made an elective principal payment of $1.0 million to reduce amounts outstanding under the term loan during the quarter ended November 30, 2003. The term loan and the revolving credit agreement expire on August 29, 2005.

     Borrowings under the credit facility are secured by first liens on the Company’s personal property and by a subordinated lien on the Company’s Dallas headquarters. The credit facility contains cross-default provisions with respect to the Company’s mortgage loan, such that an event of default under the mortgage loan which allows the mortgage lender to accelerate the mortgage loan or terminate the agreement creates a default under the credit facility.

     The credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company was required to generate cumulative earnings before interest, taxes, depreciation and amortization, EBITDA, (as defined in the credit agreement) of at least $15.0 million for the 12-month period ended November 30, 2003, and is required to generate minimum cumulative EBITDA of $20.0 million for the 12-month period ending February 29, 2004, and $25.0 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from declaring or paying cash dividends, incurring additional bank or similar debt in excess of $0.5 million without lender approval and incurring capital expenditures in excess of $4.0 million for any fiscal year except in certain circumstances and with the lender’s prior approval. As of November 30, 2003, the Company was in compliance with all financial and operating covenants.

Note F – Income Taxes

     For the nine months ended November 30, 2003, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. The Company’s regular taxable income for the nine months ended November 30, 2003 associated with its U.S. operations, as further described below, will be offset by net operating losses carried forward from prior years. The Company, however, has incurred certain alternative minimum tax expense associated with its U.S. operations for the nine month period. Because the Company has provided a valuation reserve against its net operating loss carryforward benefit in prior years, the Company does not expect and has not provided any net income tax expense or benefit for the nine months ended November 30, 2003 related to its U.S. operations other than that associated with the alternative minimum tax liability.

     The Company’s U.S. taxable income for fiscal 2003 and projected taxable income for fiscal 2004 include significant distributions deemed to have been made to the Company as an U.S. entity from several of its foreign subsidiaries, including, particularly, its U.K. subsidiary. Such deemed distributions stem from the existence of intercompany debt owed by the U.S. entity to certain of its foreign subsidiaries and from the pledging of certain U.K. assets as collateral for the Company’s term loan and revolving credit facility. As a result of these deemed distributions and other taxable income in fiscal 2003 and fiscal 2004, the Company expects to use virtually all tax net operating loss carryforwards by the end of fiscal 2004. Under certain circumstances, future tax expense may reflect benefits from tax credits attributable to previously paid foreign taxes and benefits from the reversals of previously provided valuation reserves against deferred tax assets. At this time, however, there can be no assurance that such benefits will actually be realized by the Company in future periods.

     During the third quarter of fiscal 2004, the Company reached final settlement with the Internal Revenue Service regarding previously disclosed audits of its federal income tax returns for its fiscal years 2000 and 2001. In the settlement, the Company lost the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001 and agreed to repay approximately $2.1 million of refunds previously received from the IRS plus approximately $0.5 million in accrued interest. The final settlements had been anticipated in the Company’s fiscal 2003 net tax provision and had no material effect on the tax provision or net income for the three and nine months ended November 30, 2003. The Company paid all amounts due under the settlement in December 2003.

     During the third quarter of fiscal 2004, the Company’s wholly owned subsidiary, Brite Voice Systems, Inc. (“Brite”), reached final settlement with the IRS regarding a disputed Notice of Deficiency relating to Brite’s August 1999 federal income tax return. As a result of the settlement, the Company reversed approximately $1.2 million of taxes payable it had accrued in prior years in response to the IRS challenge.

     During the first quarter of fiscal 2003, United States tax law was amended to allow companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, the Company used $21.5 million of its then existing net operating loss carryforwards and $0.4 million of its then existing tax credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises. Also during the first quarter of fiscal 2003, and as discussed in Note B, the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce intangible asset to goodwill. As a result of this reduction in deferred tax liabilities, the Company increased the valuation allowance associated with its net deferred tax asset by $1.4 million. During the third quarter of fiscal 2003, the Company became aware of the audit issues described above associated with its fiscal 2000 and 2001 U.S. tax returns and recorded a charge of approximately $2.7 million as part of its tax provision for the quarter.

     The effects of these first and third quarter events are included in the Company’s net tax benefit of $0.2 million in the consolidated statement of operations for the nine months ended November 30, 2002. For the quarter ended November 30, 2002, the Company recognized a tax expense of approximately $1.2 million on the pretax profit of certain foreign subsidiaries. This tax provision largely offset a second quarter tax benefit recorded on pretax losses of those subsidiaries. The Company did not recognize a current benefit associated with its domestic pretax losses, because it had exhausted its ability to offset such losses against taxable income of prior years, and the existence of losses prevented it from concluding that it was more likely than not that such benefit will be realized.

Note G – Earnings Per Share and Stock Compensation

          (in thousands except per share data)

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Numerator:
Income (loss) before the cumulative effect of a change in accounting principle	$3,588	$(7,832)	$8,120	$(32,783)
Cumulative effect on prior years of a change in accounting principle	—	—	—	(15,791)

Net income (loss)	$3,588	$(7,832)	$8,120	$(48,574)

Denominator:
Denominator for basic earnings per share	34,364	34,077	34,223	34,061
Dilutive potential common shares:
Employee stock options	2,157	—	1,099	—
Outstanding warrants	360	—	192	—

Denominator for diluted earnings per share	36,881	34,077	35,514	34,061

BASIC:
Income (loss) before the cumulative effect of a change in accounting principle	$0.10	$(0.23)	$0.24	$(0.96)
Cumulative effect on prior years of a change in accounting principle	—	—	—	(0.47)

Net income (loss)	$0.10	$(0.23)	$0.24	$(1.43)

DILUTED:
Income (loss) before the cumulative effect of a change in accounting principle	$0.10	$(0.23)	$0.23	$(0.96)
Cumulative effect on prior years of a change in accounting principle	—	—	—	(0.47)

Net income (loss)	$0.10	$(0.23)	$0.23	$(1.43)

     Options to purchase 2,051,399 and 4,992,461 shares of common stock at an average exercise price of $12.52 and $9.19 were outstanding during the three and nine month periods ended November 30, 2003, respectively, but were not included in the computation of diluted earnings per share for these periods as the effect would have been antidilutive because the options’ exercise prices were greater than the average price of the Company’s common shares during such periods.

     Options to purchase 5,543,967 and 5,537,519 shares of common stock at average exercise prices of $9.02 and $9.03 and warrants to purchase 621,304 shares of common stock at an exercise price of $4.0238 per share were outstanding during the three and nine month periods ended November 30, 2002, respectively, but were not included in the computation of diluted earnings per share for these periods because the effect would have been antidilutive given the Company’s loss for the quarter and nine month period.

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The following table illustrates the effect on net income and net income per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Net income (loss), as reported	$3,588	$(7,832)	$8,120	$(48,574)
Add stock compensation expense included in net income	—	—	279	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,594)	(648)	(2,504)	(1,841)

Pro forma net income (loss)	$1,994	$(8,480)	$5,895	$(50,415)

Net income (loss) per share:
Basic – as reported	$0.10	$(0.23)	$0.24	$(1.43)
Diluted – as reported	$0.10	$(0.23)	$0.23	$(1.43)
Basic – pro forma	$0.06	$(0.25)	$0.17	$(1.48)
Diluted – pro forma	$0.05	$(0.25)	$0.17	$(1.48)

     The pro forma stock-based compensation expense and related per share data shown above are estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the estimate of the fair value of stock-based compensation, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such compensation.

Note H – Operating Segment Information and Major Customers

     The Company operates as a single, integrated business unit. The Company’s chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company’s product line includes IVR/portal systems, messaging systems, payment systems, maintenance and related services, and managed services provided for customers on an outsourced or application service provider (ASP) basis. In prior years, the Company identified its sales of systems and related services as being sales to the Enterprise and Network markets. Generally sales of IVR/portal systems and related services were made to Enterprise customers, while sales of messaging and payment systems were made to Network customers. Going forward, the Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company is not able to provide the historical breakdown of Network system sales into its messaging and payment systems components. The Company’s net sales by product line for the three and nine month periods ended November 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

IVR/portal system sales (Enterprise system sales in fiscal 2003)	$12,633	$13,079	$39,978	$36,646
Messaging system sales (included in Network system sales in fiscal 2003)	2,811	—	5,954	—
Payment system sales (included in Network system sales in fiscal 2003)	6,590	—	14,757	—
Network system sales	—	10,600	—	26,573

Total system sales	22,034	23,679	60,689	63,219

Maintenance and related services sales	13,878	12,873	41,748	37,630
Managed service sales	5,848	7,398	19,331	17,130

Total services sales	19,726	20,271	61,079	54,760

Total Company sales	$41,760	$43,950	$121,768	$117,979

     Geographic Operations

     Revenues are attributed to geographic locations based on locations of customers. The Company’s net sales by geographic area for the three and nine month periods ended November 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,

	2003	2002	2003	2002

North America	$22,408	$24,648	$71,426	$67,728
Europe, Middle East and Africa	16,428	17,213	43,597	43,713
Pacific Rim	631	780	1,791	1,742
Central and South America	2,293	1,309	4,954	4,796

Total	$41,760	$43,950	$121,768	$117,979

     Concentration of Revenue

     There were no customers accounting for 10% or more of the Company’s total sales during the three months ended November 30, 2003. Sales to one customer, O2, which has purchased both systems and managed services from the Company, accounted for approximately 10% of the Company’s total sales for the three-month period ended November 30, 2002 and for 10% and 11% of the Company’s total sales during the nine month periods ended November 30, 2003 and 2002, respectively. There were no other customers accounting for 10% or more of the Company’s sales during the three months ended November 30, 2002 or the nine months ended November 30, 2003 and 2002.

Note I – Contingencies

     Intellectual Property Matters

     The Company provides its customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send the Company or its customers letters alleging that the Company’s products do or might infringe upon the owners’ intellectual property rights, and/or suggesting that the Company or its customers should negotiate a license or cross-license agreement with the owner. The Company’s policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and, if appropriate, opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company currently has a portfolio of 67 patents, and it has applied for and will continue to apply for and receive a number of additional patents to reflect its technological innovations. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to assert claims of infringement against the Company.

     From time to time Ronald A. Katz Technology Licensing L.P. (“RAKTL”) has sent letters to certain customers of the Company suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party’s DNIS identification number. As a result of the correspondence, an increasing number of the Company’s customers have had discussions, or are in discussions, with RAKTL. Certain products offered by the Company can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. The Company’s contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by the Company infringe a third party’s patent.

     None of the Company’s customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company’s products. An affiliate of Verizon Communications, Inc., Cellco Partnership d/b/a Verizon Wireless, recently settled all claims of patent infringement asserted against it in the matter of RAKTL v. Verizon Communications, Inc. et al, No. 01-CV-5627, in U.S. District Court, Eastern District of Pennsylvania. Verizon Wireless had previously notified the Company of the lawsuit and referenced provisions in a contract for prepaid services which required a wholly owned subsidiary of the Company, Brite Voice Systems Inc., to indemnify Verizon Wireless against claims that its services infringe patents. The claims in the lawsuit made general reference to prepaid services and a variety of other services offered by Verizon Wireless and its affiliates but did not refer to Brite’s products or services. The Company had informed Verizon Wireless that it could find no basis for an indemnity obligation under the expired contract and, accordingly, the Company did not participate in the defense or settlement of the matter.

     Even though RAKTL has not alleged that a product provided by the Company infringes a RAKTL patent, it is always possible that RAKTL may do so. In the event that a Company product becomes the subject of litigation, a customer could attempt to invoke the Company’s indemnity obligations under the applicable agreement. As with most sales contracts with suppliers of computerized equipment, the Company’s contractual indemnity obligations are generally limited to the products and services provided by the Company, and generally require the customer to allow the Company to have control over any litigation and settlement negotiations with the patent holder. The customers who have received letters from RAKTL generally have multiple suppliers of the types of products that might potentially be subject to claims by RAKTL.

     Even though no claims have been made that a specific product offered by the Company infringes any claim under the RAKTL patent portfolio, the Company has received opinions from its outside patent counsel that certain products and applications offered by the Company do not infringe certain claims of the RAKTL patents. The Company has also received opinions from its outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, the Company is not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by the Company’s products. If the Company does become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, the Company intends to vigorously contest the claims and to assert appropriate defenses. An increasing number of companies, including some large, well known companies and some customers of the Company, have already licensed certain rights under the RAKTL patent portfolio. RAKTL has previously announced license agreements with, among others, AT&T Corp., Microsoft Corporation and International Business Machines Corporation.

     Litigation

     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, originally filed in the United States District Court, Northern District of Texas, Dallas Division:

     Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claimed that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company’s merger with Brite and the alleged future business projections of the Company. Plaintiffs asserted that these alleged statements resulted in artificially inflated stock prices.

     The Company believes that it and its officers and directors complied with their obligations under the securities laws, and vigorously defended the lawsuit. The Company responded to the complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company’s request for dismissal. On August 8, 2002, the Court entered an order granting the Company’s motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.

     Plaintiffs filed an amended class action complaint on September 23, 2002. The Company filed a motion to dismiss the amended complaint, and plaintiffs filed a response in opposition to the Company’s motion to dismiss. On September 15, 2003, the Court granted the Company’s motion to dismiss the amended class action complaint. Unlike the Court’s prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the Plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court’s order of dismissal entered on September 15, 2003. The plaintiffs’ brief is due on or before February 23, 2004.

     Other Matters

     The Company is a defendant from time to time in lawsuits incidental to its business. Other than the matter discussed above, the Company is not a party to any lawsuit that potentially could be considered material to the Company’s financial position or results of operations as of the date of this filing. There can be no assurance that expenses, including any potential settlements or judgments, related to any lawsuits that might arise in the future would not be material to the Company’s financial position or results of operations.

     The Company has employment agreements with three executive officers. Two of these agreements require the Company to make termination payments to the officer of two times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services following a change in ownership of the Company, as defined in the agreement, prior to the expiration of the agreement. If both officers with such agreements were terminated for one of the preceding reasons during fiscal 2004, the cost to the Company would range from $1.2 million to $1.8 million. The third employment agreement requires that in the event the officer’s services are terminated without cause, the Company either must make termination payments to the officer of one times the officer’s annual base compensation and accelerate vesting on 33,333 shares of Company common stock covered by a stock option or make termination payments to the officer of two times the officer’s annual base compensation. If the officer covered by this agreement were terminated during fiscal 2004, the Company would be required to make payments ranging from $0.2 million to $0.5 million.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Disclosures to Qualify Forward Looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere herein regarding the Company’s financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the Company cautions current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, the Company’s actual results and could cause such results during fiscal 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

•	Prior to fiscal 2004, the Company experienced operating losses, and it may not operate profitably in the future. The Company incurred net losses of approximately $66.4 million, $44.7 million and $2.3 million in fiscal 2003, 2002 and 2001, respectively. Although the Company generated net income of $3.6 million and $8.1 million for the quarter and nine months ended November 30, 2003, respectively, it may incur additional losses in the future, which could hinder the Company’s ability to operate its current business. The Company may not be able to generate sufficient revenues from its operations to achieve or sustain profitability in the future.

•	The Company has significant obligations under its financing agreements. The Company has material indebtedness outstanding under a mortgage loan secured by the Company’s office facilities in Dallas, Texas and under a senior secured term loan and revolving credit facility. The Company is required to make periodic payments of interest under each of these financing agreements and, in the case of the term loan, periodic payments of principal. In addition, the financing agreements contain significant financial covenants, operating covenants and default provisions. If the Company at any time defaults on any of its payment or other obligations under any financing agreement, the secured creditors can accelerate all indebtedness outstanding under the facilities and foreclose on substantially all of the Company’s assets. Under such circumstances, the Company’s cash position and liquidity would be severely impacted. See “Liquidity and Capital Resources” in this Item 2 for a discussion of the Company’s liquidity and ability to meet its obligations under its financing agreements.

•	The general economic climate remains uncertain. The Company’s sales are largely dependent on the strength of the domestic and international economies and, in particular, on demand for telecommunications equipment, computers, software and other technology products. The market for telecommunications equipment has declined sharply over the last three years, and the markets for computers, software and other technology products also have declined. While the Company enjoyed revenue growth during the first nine months of fiscal 2004 as compared to the same period of fiscal 2003, there is still concern that demand for certain types of products offered by the Company may remain soft for some period of time as a result of domestic and global economic and political conditions.

•	The Company is prone to quarterly sales fluctuations. Some of the Company’s transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company’s quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company’s accuracy in estimating future sales is largely dependent on its ability to successfully qualify, estimate and close system sales from its “pipeline” of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. Accordingly, the Company’s actual sales for any fiscal reporting period may be significantly different from any estimate of sales for such period. See the discussion entitled “Sales” in this Item 2 for a discussion of the Company’s system for estimating sales and trends in its business.

•	The Company is subject to potential lawsuits and other claims. The Company is subject to certain potential lawsuits and other claims as discussed in “Note I - Contingencies” in Item 1 of Part I of this Quarterly Report on Form 10-Q. Except for the litigation discussed in Note I, the Company is not a party to any lawsuit that potentially could be considered material to the Company’s financial position or results of operations as of the date of this filing. There can be no assurance that expenses, including any potential settlements or judgments, related to any lawsuits that might arise in the future would not be material to the Company’s financial position or results of operations.

•	The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company’s products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company’s actual and prospective customers. The Company’s success is also dependent, to a large degree, on the Company’s ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company’s products are compatible with the increased variety of technologies and standards. The principal competitors for the Company’s systems include Avaya, IBM, Nortel, Aspect Communications, Security First, Comverse Technology, Lucent Technologies and UNISYS. Many of the Company’s competitors have greater financial, technological and marketing resources than the Company has. Although the Company has committed substantial resources to enhance its existing products and to develop and market new products, it may not be successful.

•	The Company may not be able to retain its customer base and, in particular, its more significant customers. The Company’s success depends substantially on retaining its significant customers. The loss of one of the Company’s significant customers could negatively impact the Company’s results of operations. The Company’s installed base of customers generally is not contractually obligated to place further systems orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts.

•	The Company may not be successful in transitioning its products and services to an open, standards-based business model. The Company has historically provided complete, bundled hardware and software systems using internally developed components to address its customers’ total business needs. Increasingly, the markets for the Company’s products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, the Company believes it may sell less hardware and fewer bundled systems and may become increasingly dependent on its development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on the Company’s management to transition its products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems. If the Company is unsuccessful in resolving one or more of these challenges, the Company’s revenues and profitability could decline.

•	The Company will incur substantial expenses to transition its products and services to an open, standards-based business model. The Company anticipates that it will incur substantial research and development expenses and other expenses to adapt its organization and product and service offerings to an open, standards-based business model. If the Company is unable to accurately estimate the future expenses associated with these strategic initiatives, or if the Company must divert its resources to fund other strategic or operational obligations, the Company’s ability to fund the strategic initiatives and to operate profitably will be adversely affected.

•	The Company’s reliance on significant vendor relationships could result in significant expense or an inability to serve its customers if it loses these relationships. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. As the Company continues to migrate to open, standards-based systems, it will become increasingly dependent on its component suppliers and software vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company’s significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source or at historical prices. Consequently, the Company would be unable to provide products and to service its customers or to generate historical operating margins, which would negatively impact its business and operating results.

•	If third parties assert claims that the Company’s products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against the Company or against the Company’s customers, the Company could incur substantial costs to defend these claims. If any of these claims is ultimately successful, a third party could require the Company to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to use the infringed intellectual property rights. Moreover, where the claims are asserted with respect to the Company’s customers, additional expenses may be involved in indemnifying the customer and/or designing and providing non-infringing products.

•	The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company’s products are currently sold in more than 75 countries. The Company’s international sales, as a percentage of total Company sales, were 46% and 43% in fiscal quarters ended November 30, 2003 and 2002, respectively. International sales are subject to certain risks, including:

•	fluctuations in currency exchange rates;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from customers speaking different languages and having different cultural approaches to the conduct of business.

•	The Company’s inability to properly estimate costs under fixed price contracts could negatively impact its profitability. Some of the Company’s contracts to develop application software and customized systems provide for the customer to pay a fixed price for its products and services regardless of whether the Company’s costs to perform under the contract exceed the amount of the fixed price. If the Company is unable to estimate accurately the amount of future costs under these fixed price contracts, or if unforeseen additional costs must be incurred to perform under these contracts, the Company’s ability to operate profitably under these contracts may be adversely affected. The Company has realized significant losses under certain customer contracts in the past and may experience similar significant losses in the future.

•	The Company’s inability to meet contracted performance targets could subject it to significant penalties. Many of the Company’s contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for the Company’s failure to achieve certain minimum service levels. The Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could affect the Company’s revenues and profitability. The majority of the Company’s significant customers are in the telecommunications and financial industries, which are undergoing increasing consolidation as a result of merger and acquisition activity. This activity involving the Company’s significant customers could decrease the number of customers purchasing the Company’s products and/or delay purchases of the Company’s products by customers that are in the process of reviewing their strategic alternatives in light of a pending merger or acquisition. If the Company has fewer customers or its customers delay purchases of the Company’s products as a result of merger and acquisition activity, the Company’s revenues and profitability could decline.

•	Any failure by the Company to satisfy its registration, listing and other obligations with respect to the common stock underlying certain warrants could result in adverse consequences. Subject to certain exceptions, the Company is required to maintain the effectiveness of the registration statement that became effective June 27, 2002 covering the common stock underlying certain warrants to purchase up to 621,304 shares of the Company’s common stock at a price of $4.0238 per share until the earlier of the date the underlying common stock may be resold pursuant to Rule 144(k) under the Securities Act of 1933 or the date on which the sale of all the underlying common stock is completed. The Company is subject to various penalties for failure to meet its registration obligations and the related stock exchange listing for the underlying common stock, including cash penalties. The warrants are also subject to anti-dilution adjustments.

•	The occurrence of force majuere events could impact the Company’s results from operations. The occurrence of one or more of the following events could potentially cause the Company to incur significant losses: acts of God, war, riot, embargoes, acts of civil or military authorities, acts of terrorism or sabotage, shortage of supply or delay in delivery by the Company’s vendors, the spread of SARS or other diseases, fire, flood, explosion, earthquake, accident, strikes, radiation, inability to secure transportation, failure of communications, failure of utilities or similar events.

Sales. The Company’s total sales for the third quarter and first nine months of fiscal 2004 were $41.8 million and $121.8 million, respectively, a decrease of $2.2 million (5.0%) and an increase of $3.8 million (3.2%), respectively, as compared to the same periods of fiscal 2003. Total system sales decreased $1.6 million (6.9%) for the third quarter of fiscal 2004 as compared to the same period of fiscal 2003, while service sales decreased $0.6 million (2.7%) for the same time frames. For the nine month period ended

November 30, 2003, total system sales decreased $2.5 million (4.0%) as compared to the same period of fiscal 2003, while services sales increased $6.3 million (11.5%) for the same time frames. Services sales during the third quarter and first nine months of fiscal 2004 included $1.1 million and $5.1 million, respectively, relating to services performed for an international managed services customer for which the Company recognizes revenue on a cash basis. Revenues from this customer during the three and nine months ended November 30, 2002 totaled $2.9 million.

     The Company operates as a single, integrated business unit. The Company’s chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company’s product line includes IVR/portal systems, messaging systems, payment systems, maintenance and related services, and managed services provided for customers on an outsourced or application service provider basis. In prior years, the Company has identified its sales of systems and related services as being sales to the Enterprise and Network markets. Generally, sales of IVR/portal systems and related services were made to Enterprise customers, while sales of messaging and payment systems were made to Network customers. Going forward, the Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company is not able to provide the historical breakdown of Network system sales into its messaging and payment systems components. The Company’s net sales by product line for the three and nine months ended November 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

IVR/portal system sales (Enterprise system sales in fiscal 2003)	$12,633	$13,079	$39,978	$36,646
Messaging system sales (included in Network system sales in fiscal 2003)	2,811	—	5,954	—
Payment system sales (included in Network system sales in fiscal 2003)	6,590	—	14,757	—
Network system sales	—	10,600	—	26,573

Total system sales	22,034	23,679	60,689	63,219

Maintenance and related services sales	13,878	12,873	41,748	37,630
Managed service sales	5,848	7,398	19,331	17,130

Total services sales	19,726	20,271	61,079	54,760

Total Company sales	$41,760	$43,950	$121,768	$117,979

     As identified in the preceding chart, the Company’s sale of IVR/portal systems for the quarter and nine months ended November 30, 2003 decreased $0.4 million (3.4%) and grew $3.3 million (9.1%), respectively, over corresponding periods for fiscal 2003. The gains for the nine month period were offset by softness in the sales of messaging and payment systems. The sale of such systems continues to be affected by the decline in the market for telecommunication equipment which the Company has experienced over the past two years. The Company believes that the market for network products may remain soft through fiscal 2004.

     The Company continued to show steady growth compared to fiscal 2003 in the sale of maintenance and related services with revenues from such services increasing 7.8% and 10.9% for the quarter and nine months ended November 30, 2003 as compared to corresponding prior year totals. The Company’s managed services sales were down $1.6 million (21.0%) for the quarter ended November 30, 2003 as compared to the corresponding period of fiscal 2003, but up $2.2 million (12.8%) for the first nine months of fiscal 2004 as compared to fiscal 2003. Virtually all of the differences for both the quarter and nine months were attributable to differences in amount recognized from the cash basis managed services customer referred to above. The Company’s managed services contract with this customer expired November 30, 2003. The Company has begun negotiations with its customer regarding a potential extension of the contract, but the Company cannot guarantee that it will be able to negotiate an extension on terms satisfactory to both parties.

     Sales to one customer, O2, which has purchased both systems and ASP managed services from the Company, accounted for approximately 9% and 10% of the Company’s total sales during the quarters ended November 30, 2003 and 2002, respectively, and for approximately 10% and 11% of the Company’s total sales during the nine month periods ended November 30, 2003 and 2002, respectively. There were no other customers accounting for 10% or more of the Company’s sales during the three or nine month periods ended November 30, 2003 and 2002.

     International sales comprised 46% of the Company’s total sales during the third quarter of fiscal 2004, up slightly from 43% during the third quarter of fiscal 2003. For the first nine months of fiscal 2004, international sales comprised 41% of the Company’s total sales, down from 43% during the same period of fiscal 2003. International sales for the three and nine months ended November 30, 2003 were even with prior year amounts on an absolute dollar basis.

     The Company uses a system combining estimated sales from its service and support contracts, its backlog of committed systems orders and its “pipeline” of systems sales opportunities to estimate sales and trends in its business. For the quarter ended November 30, 2003 and 2002, sales were sourced as follows:

	Three Months Ended
	November 30,

	2003	2002

Sales from service and support contracts, including contracts for managed services	47%	46%
Sales from beginning systems backlog	31%	32%
Sales from the quarter’s pipeline	22%	22%

	100%	100%

     The Company’s service and support contracts range in original duration from one month to five years, with most managed service contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, the Company does not consider its book of services contracts to be reportable backlog, and a portion of the potential revenue reflected in the contract values may never be realized. Nevertheless, it is easier for the Company to estimate service and support sales than to estimate systems sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

     The Company’s backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. Backlog as of the end of the Company’s last four fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog

November 30, 2003	$34,003
August 31, 2003	$30,072
May 31, 2003	$29,540
February 28, 2003	$33,485

Approximately $1.3 million of the increase in backlog for the period ended November 30, 2003 resulted from a weakening in the foreign exchange rate between the U.S. dollar and the U.K. pound.

     The Company’s pipeline of opportunities for systems sales is the aggregation of its sales opportunities, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide the Company some sales guidelines in its business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. While the Company knows the amount of systems backlog available at the beginning of a quarter, it must speculate on its pipeline of systems opportunities for the quarter. The Company’s accuracy in estimating total systems sales for the next fiscal quarter is, therefore, highly dependent upon its ability to successfully estimate which pipeline opportunities will close during the quarter.

Special Charges. The Company did not record any special charges during the quarter ended November 30, 2003. During the quarter ended May 31, 2003, the Company incurred severance charges of approximately $1.4 million in connection with a reduction in its workforce affecting 56 positions. Virtually all such charges were paid during the first two quarters of fiscal 2004. During the quarter ended August 31, 2003, the Company’s chief financial officer resigned to pursue other opportunities. The Company incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the second quarter under the terms of a separation agreement executed in connection with the officer’s resignation. All cash charges were paid as of August 31, 2003.

     The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for the nine months ended November 30, 2003 (in thousands).

			Selling,
	Cost of	Research	General
	Goods	and	and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$562	$228	$603	$1,393
Separation settlement	—	—	791	791

Total	$562	$228	$1,394	$2,184

     During the first three quarters of fiscal 2003, the Company took various actions designed to lower costs and improve operational efficiency. During the quarter ended May 31, 2002, the Company incurred special charges of approximately $2.8 million, including $2.4 million for severance payments and related benefits, and $0.4 million for the closure of its leased facility in Chicago, Illinois. The severance and related costs were associated with a workforce reduction affecting 103 employees. During the first quarter of fiscal 2003, the Company also revised its estimates of severance charges originally recorded in the fourth quarter of fiscal 2002, reducing its accrual for such charges by $0.2 million.

     During the quarter ended August 31, 2002, the Company incurred special charges of approximately $10.1 million, including $2.8 million for severance payments and related benefits associated with a workforce reduction affecting approximately 120 employees, $0.4 million associated with the closing of a portion of its leased facilities in Manchester, United Kingdom, $2.2 million for the write down of excess inventories and $4.7 million associated with two loss contracts. The severance and related costs were associated with the Company’s consolidation of its separate Enterprise and Networks divisions into a single, unified organizational structure. The downsizing of the leased space in Manchester followed from the Company’s decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflected the Company’s continuing assessment of its inventory levels in light of short term sales projections, the decision to eliminate the UK manufacturing operation and the consolidation of the business units discussed above. The charges for loss contracts reflected the costs incurred during the quarter on two contracts that are expected to result in net losses to the Company upon completion. The charges included costs actually incurred during the quarter as well as an accrual of the amounts by which total contract costs were expected to exceed total contract revenue.

     During the quarter ended November 30, 2002, the Company incurred special charges of approximately $4.9 million, including $1.2 million for severance payments and related benefits associated with a workforce reduction affecting approximately 50 employees, $1.8 million for the write down of excess inventories and $1.9 million of charges incurred upon the early extinguishment of the Company’s convertible notes. The inventory adjustments reflected the Company’s continuing assessment of its inventory levels in light of short term sales projections. The loss on early extinguishment of debt included $1.4 million in non-cash charges to write off unamortized debt discount and unamortized debt issuance costs and $0.5 million in prepayment premiums.

     The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for the quarter and nine months ended November 30, 2002 (in thousands).

			Selling,
	Cost of	Research	General
	Goods	and	and	Other
	Sold	Development	Administrative	Expenses	Total

Quarter ended November 30, 2002
Severance payments and related benefits	$363	$25	$792	$—	$1,180
Write down of excess inventories	1,840	—	—	—	1,840
Loss on early extinguishment of debt	—	—	—	1,868	1,868

Total	$2,203	$25	$792	$1,868	$4,888

Nine months ended November 30, 2002
Severance payments and related benefits	$2,305	$826	$3,083	$—	$6,214
Facility closures	244	125	388	—	757
Write down of excess inventories	4,080	—	—	—	4,080
Costs associated with loss contracts	4,672	—	—	—	4,672
Loss on early extinguishment of debt	—	—	—	1,868	1,868

Total	$11,301	$951	$3,471	$1,868	$17,591

Cost of Goods Sold. Cost of goods sold for the third quarter and first nine months of fiscal 2004 was approximately $19.0 million or 45.4% of sales and $55.7 million or 45.7% of sales, respectively. This compares to $22.2 million or 50.5% of sales and $69.7 million or 59.1% of sales for the third quarter and first nine months of fiscal 2003. As described above, the Company incurred special charges to cost of goods sold during the first nine months of fiscal 2004 totaling $0.6 million or 0.5% of sales. It incurred special charges to cost of goods sold totaling $2.2 million or 5.0% of sales during the third quarter of fiscal 2003 and $11.3 million or 9.6% of sales during the first nine months of fiscal 2003.

     Cost of goods sold on system sales was $12.6 million (57.2%) and $35.1 million (57.8%) for the third quarter and first nine months of fiscal 2004, respectively, as compared to $15.5 million (65.4%) and $48.7 million (77.0%) for the same periods of fiscal 2003. This decrease resulted from the Company’s cost cutting initiatives as well as from differences in the sales channel mix over the time frames. In addition, the fiscal 2003 Special Charges related to loss contracts and inventory writedowns, discussed in Special Charges above, adversely affected systems cost of goods sold in fiscal 2003. Cost of goods sold on service sales was $6.4 million (32.2%) and $20.6 million (33.7%) for the third quarter and first nine months of fiscal 2004, respectively, as compared to $6.7 million (33.2%) and $21.0 million (38.4%) for the same periods of fiscal 2003. This improvement resulted from a combination of efficiency gains, as the Company served a larger customer base while holding costs in fiscal 2004 to fiscal 2003 levels, and the effect on the calculation of the differences in cash basis managed services revenue recognized during the third quarter and first nine months of fiscal 2004 and fiscal 2003.

Research and Development Expenses. Research and development expenses during the third quarter and first nine months of fiscal 2004 were approximately $3.7 million, or 8.8% of total Company sales, and $11.3 million, or 9.2% of sales, respectively. During the third quarter and first nine months of the previous fiscal year, research and development expenses were $5.0 million, or 11.4% and $17.5 million or 14.9%, respectively, of the Company’s total sales. The Company incurred R&D charges described above in “Special Charges” totaling $0.2 million (0.2%) and $1.0 million (0.8%) during the first nine months of fiscal 2004 and fiscal 2003, respectively. Expenses were down from fiscal 2003 as a result of the Company’s cost reduction initiatives and the reassignment of certain resources from R&D to direct customer service activities (cost of goods sold) in connection with the Company’s fiscal 2003 reorganization.

     Research and development expenses include the design of new products and the enhancement of existing products. The Company’s research and development spending is focused in four key areas. First, software tools are being developed to aid in the development, deployment and management of customer applications incorporating speech recognition and text to speech technologies. Next, hardware and software platforms are being developed which interface with telephony networks and an enterprise’s internal data network. Such platforms are being developed to operate in traditional enterprise networks as well as newer network environments such as J2EE and Microsoft’s .NET. Third, “voice browsers” based on open standards such as SALT and VoiceXML are being developed. Voice browsers incorporate speech recognition technologies and perform the task of formatting a user’s verbal query into an inquiry that can be acted upon and/or responded to by an enterprise system. Finally, research and development activities are focusing on modularization of key hardware and software elements and the development of packaged applications. This is increasingly important in a standards-based, open systems architecture as modularization will allow for interchange of commodity elements to reduce overall systems cost and for the Company’s best of breed and core technology strengths to be leveraged into new applications and vertical markets.

     The Company expects to maintain a strong commitment to research and development to remain at the forefront of technology development in its markets, which is essential to the continued improvement of the Company’s position in the industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the third quarter and first nine months of fiscal 2004 were approximately $13.6 million, or 32.5% of total Company sales, and $40.1 million, or 32.9% of sales, respectively. SG&A expenses during the third quarter and first nine months of fiscal 2003 were $15.8 million or 35.9% and $51.9 million or 44.0%, respectively, of the Company’s total sales. The Company incurred SG&A charges described above in “Special Charges” totaling $0.8 million (1.8%) during the third quarter of fiscal 2003, and $1.4 million (1.1%) and $3.5 million (2.9%) during the first nine months of fiscal 2004 and 2003, respectively. SG&A expenses have decreased from the same periods last year primarily as a result of cost control initiatives implemented by the Company.

Amortization of Acquired Intangible Assets and Cumulative Effect of a Change in Accounting Principle. Effective March 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on at least an annual basis.

     In adopting the Statements in fiscal 2003, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its Networks division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division’s sales and profitability. Effective August 1, 2002, the Company combined its divisions into a single integrated organizational structure in order to address changing market demands and global customer requirements.

     During the fourth quarter of fiscal 2003, and as described in the Company’s Annual Report on Form 10-K/A for the year ended February 28, 2003, the Company recognized impairment charges of $16.7 million to reduce the carrying value of its intangible assets other than goodwill to their fair value. As a result of the reduction in carrying value, amortization expense related to these assets totaled $0.7 million and $2.1 million for the third quarter and first nine months of fiscal 2004, down from $1.8 million and $5.3 million for the third quarter and first nine months fiscal 2003. The estimated amortization expense for the balance of fiscal 2004 and for each of the next four fiscal years is as follows (in thousands):

Balance of fiscal year ending February 29, 2004	$796
Fiscal 2005	$1,802
Fiscal 2006	$1,237
Fiscal 2007	$1,129
Fiscal 2008	$1,101

Interest Expense. Interest expense was $0.5 million and $1.6 million during the third quarter and first nine months of fiscal 2004, versus $0.8 million and $3.8 million for the same periods of fiscal 2003. The reduction relates to two factors. First, the Company’s outstanding debt as of the beginning of fiscal 2004 totaled $19.1 million, a 36% reduction from the $30.0 million balance outstanding at the beginning of fiscal 2003. Second, the fiscal 2003 expense included $0.3 million relating to the final amortization of costs under certain interest rate swap arrangements terminated by the Company during fiscal 2002 and $0.7 million for the write off of debt issuance costs associated with a term loan and revolving credit agreement retired as part of the Company’s fiscal 2003 debt restructuring activities. There were no such expenses during the first nine months of fiscal 2004.

Income Taxes (Benefit). For the nine months ended November 30, 2003, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. The Company’s regular taxable income for the nine months ended November 30, 2003 associated with its U.S. operations, as further described below, will be offset by net operating losses carried forward from prior years. The Company, however, has incurred certain alternative minimum tax expense associated with its U.S. operations for the nine-month period. Because the Company has provided a valuation reserve against its net operating loss carryforward benefit in prior years, the Company does not expect and has not provided any net income tax expense or benefit for the nine months ended November 30, 2003 related to its U.S. operations other than that associated with the alternative minimum tax liability.

     The Company’s U.S. taxable income for fiscal 2003 and projected taxable income for fiscal 2004 include significant distributions deemed to have been made to the Company as an U.S. entity from several of its foreign subsidiaries, including, particularly, its U.K. subsidiary. Such deemed distributions stem from the existence of intercompany debt owed by the U.S. entity to certain of its foreign subsidiaries and from the pledging of certain U.K. assets as collateral for the Company’s term loan and revolving credit facility. As a result of these deemed distributions and other taxable income in fiscal 2003 and fiscal 2004, the Company expects to use virtually all tax net operating loss carryforwards by the end of fiscal 2004. Under certain circumstances, future tax expense may reflect benefits from tax credits attributable to previously paid foreign taxes and benefits from the reversals of previously provided valuation reserves against deferred tax assets. At this time, however, there can be no assurance that such benefits will actually be realized by the Company in future periods.

     During the third quarter of fiscal 2004, the Company reached final settlement with the Internal Revenue Service regarding previously disclosed audits of its federal income tax returns for its fiscal years 2000 and 2001. In the settlement, the Company lost the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001 and agreed to repay approximately $2.1 million of refunds previously received from the IRS plus approximately $0.5 million in accrued interest. The final settlements had been anticipated in the Company’s fiscal 2003 net tax provision and had no material effect on the tax provision or net income for the three and nine months ended November 30, 2003. The Company paid all amounts due under the settlement in December 2003.

     During the third quarter of fiscal 2004, the Company’s wholly owned subsidiary, Brite Voice Systems, Inc. (“Brite”) reached final settlement with the IRS regarding a disputed Notice of Deficiency relating to Brite’s August 1999 federal income tax return. As a result of the settlement, the Company reversed approximately $1.2 million of taxes payable it had accrued in prior years in response to the IRS challenge.

     During the first quarter of fiscal 2003, United States tax law was amended to allow companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, the Company used $21.5 million of its then existing net operating loss carryforwards and $0.4 million of its then existing tax credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises. Also during the first quarter of fiscal 2003, and as discussed in Note B, the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce intangible asset to goodwill. As a result of this reduction in deferred tax liabilities, the Company increased the valuation allowance associated with its net deferred tax asset by $1.4 million. During the third quarter of fiscal 2003, the Company became aware of the audit issues described above associated with its fiscal 2000 and 2001 U.S. tax returns and recorded a charge of approximately $2.7 million as part of its tax provision for the quarter.

     The effects of these first and third quarter events are included in the Company’s net tax benefit of $0.2 million in the consolidated statement of operations for the nine months ended November 30, 2002. For the quarter ended November 30, 2002, the Company recognized a tax expense of approximately $1.2 million on the pretax profit of certain foreign subsidiaries. This tax provision largely offset a second quarter tax benefit recorded on pretax losses of those subsidiaries. The Company did not recognize a current benefit associated with its domestic pretax losses, because it had exhausted its ability to offset such losses against taxable income of prior years, and the existence of losses prevented it from concluding that it was more likely than not that such benefit will be realized.

Income (Loss) from Operations and Net Income (Loss). The Company generated operating income of $4.9 million and net income of $3.6 million during the third quarter of fiscal 2004. During the third quarter of fiscal 2003, the Company generated an operating loss of $0.8 million and a net loss of $7.8 million. For the nine months ended November 30, 2003, the Company generated operating income of $12.6 million and net income of $8.1 million compared to an operating loss of $26.5 million, a loss before the cumulative effect of a change in accounting principle of $32.8 million and a net loss of $48.6 million for the nine month period ended November 30, 2002. As described above in “Amortization of Acquired Intangible Assets and Cumulative Effect of a Change in Accounting Principle”, the Company recorded a $15.8 million charge during the first quarter of fiscal 2003 as the cumulative effect on prior years of a change in accounting principle in connection with its adoption of Statements of Financial Accounting Standards No. 141 and No. 142. The Company’s improved financial performance for the quarter and nine months ended November 30, 2003 over similar periods for fiscal 2003 reflects the significant reduction in special charges, which in fiscal 2003 included the Company’s extensive restructuring activities, a reduction in the level of ongoing operating expenses as a result of such restructuring, a reduction in interest and amortization expenses as described above, and the growth in the Company’s services revenues in fiscal 2004.

Liquidity and Capital Resources. The Company had approximately $38.6 million in cash and cash equivalents at November 30, 2003, while borrowings under the Company’s long-term debt facilities totaled $14.6 million. The Company’s cash balances increased $1.6 million during the three months ended November 30, 2003, with operating activities providing $1.7 million of cash, net investing activities using $1.1 million of cash and financing activities using $1.8 million of cash for the repayment of debt and providing $1.5 million from the exercise of stock options. The Company’s cash balances increased approximately $1.4 million during the quarter as a result of the effect of exchange rates on cash.

     Operating cash flow for the quarter ended November 30, 2003 was favorably impacted by the Company’s continued profitability in the quarter, including its collection of $1.1 million from an international managed services customer for which the Company recognizes revenue on a cash basis, and by its related continuing focus on operating expense control and balance sheet management. The Company’s days sales outstanding (DSOs) of accounts receivable was 51 days, up slightly from the August 31, 2003 level of 49 days. Inventories were down $0.3 million from ending second quarter balances and were $0.7 million below ending fiscal 2003 levels. Operating cash flow for the nine months ended November 30, 2003 also benefited from the receipt of $2.2 million in fiscal 2002 tax refunds relating to the Company’s UK subsidiary.

     For sales of certain of its more complex, customized systems (generally ones with a sales price of $0.5 million or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $6.7 million (28% of total net receivables) at November 30, 2003, up $1.8 million from February 28, 2003. The Company expects to bill and collect unbilled receivables as of November 30, 2003 within the next twelve months.

     While the Company continues to focus on the level of its investment in accounts receivable, it now generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its system or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in the Company recognizing revenue on a “cash basis”, limiting revenue recognition on certain sales of systems and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

     During the third quarter of fiscal 2004, the Company reached final settlement with the Internal Revenue Service regarding previously disclosed audits of its federal income tax returns for its fiscal years 2000 and 2001. In the settlement, the Company lost the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001 and agreed to repay approximately $2.1 million of refunds previously received from the IRS plus approximately $0.5 million in accrued interest. The final settlements had been anticipated in the Company’s fiscal 2003 net tax provision and had no material effect on the tax provision or net income for the three and nine months ended November 30, 2003. The Company paid all amounts due under the settlement in December 2003.

     At November 30, 2003, the Company had $14.6 million in outstanding debt, including $9.5 million under a mortgage loan and $5.1 million under a term note and related revolving credit facility. The balance of outstanding debt is down from $19.1 million and $30.0 million at February 28, 2003 and 2002, respectively. For the quarter ended November 30, 2003, the Company used $0.8 million of cash to make scheduled principal payments under its term loan and also used $1.0 million to make a discretionary principal payment of a portion of the term loan. The Company is required to make periodic payments under these financing agreements and is also subject to significant financial and operating covenants contained in these debt agreements as further described below.

     Mortgage Loan

     Interest on the Company’s mortgage loan accrues at the greater of 10.5% or the prime rate plus 2.0% and is payable monthly. The outstanding principal under this loan is due in May 2005. The mortgage loan is secured by a first lien on the Company’s Dallas headquarters and contains a covenant requiring the Company to have at least $5.0 million in net equity at the end of each of its fiscal quarters beginning with the quarter ending August 31, 2004. The mortgage loan also contains cross-default provisions with respect to the Company’s term loan and revolving credit agreement, such that a default under the credit facility which leads to the acceleration of amounts due under the facility and the enforcement of liens against the mortgaged property also creates a default under the mortgage loan.

     Term Loan and Revolving Credit Agreement

     The Company’s credit facility agreement provides for an amortizing term loan of $10.0 million and a revolving credit commitment equal to the lesser of $25.0 million minus the principal outstanding under the term loan and the balance of any letters of credit ($19.9 million maximum at November 30, 2003) or a defined borrowing base comprised primarily of eligible U.S. and U.K. accounts receivable ($1.3 million maximum at November 30, 2003).

     The term loan principal is due in equal monthly installments of approximately $0.3 million through May 2005 with a final payment totaling approximately $0.1 million due in June 2005. Interest on the term loan is also payable monthly and accrues at a rate equal to the then prevailing prime rate of interest plus 2.75% (6.75% as of November 30, 2003).

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

     Borrowings under the credit facility are secured by first liens on the Company’s personal property and by a subordinated lien on the Company’s Dallas headquarters. The credit facility contains cross-default provisions with respect to the Company’s mortgage loan, such that an event of default under the mortgage loan which allows the mortgage lender to accelerate the mortgage loan or terminate the agreement creates a default under the credit facility.

     The credit facility contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company was required to generate cumulative earnings before interest, taxes, depreciation and amortization, EBITDA, (as defined in the credit facilities) of at least $15.0 million for the 12-month period ended November 30, 2003, and is required to generate minimum cumulative EBITDA of $20 million for the 12-month period ending February 29, 2004, and $25 million for the 12-month periods ending each fiscal quarter thereafter. The Company is also required to maintain defined levels of actual and projected service revenues and is prohibited from declaring or paying cash dividends, incurring additional bank or similar debt in excess of $0.5 million without lender approval and incurring capital expenditures in excess of $4.0 million for any fiscal year except in certain circumstances and with the lender’s prior approval. As of November 30, 2003, the Company was in compliance with all financial and operating covenants.

     The Company is considering the refinancing or early retirement of some or all of the amounts outstanding under its mortgage loan and/or its term loan and revolving credit agreement. Under its existing agreements, the Company must pay a 1% prepayment fee in connection with any retirement of amounts outstanding under its mortgage loan that occur prior to May 30, 2004. The Company may prepay amounts outstanding under its term loan without penalty, but the Company is subject to fees of up to $0.5 million should it terminate its revolving credit facility prior to August 2005. The Company had $0.7 million in unamortized debt issuance costs included in prepaid expenses and other noncurrent assets as of November 30, 2003 which it expects to expense over the term of the related indebtedness. Such costs were primarily associated with the term loan and revolving credit agreement. The non-cash amortization of such costs may be accelerated in the event the Company completes a refinancing or early repayment of its debt. The Company is under no obligation to amend its debt agreements.

     Future Compliance with Covenants

     The Company believes its cash reserves and internally generated cash flow along with any cash availability under its revolver loan will be sufficient to meet its operating cash requirements for the next twelve months. In order to meet the increasing EBITDA requirements in its credit agreements as described above, however, the Company will have to sustain the average operating results it has achieved for the nine months ended November 30, 2003. To comply with the minimum cumulative EBITDA covenant for the next twelve months, the Company must generate EBITDA of at least $0.6 million for the quarter ending February 29, 2004, average EBITDA of at least $5.1 million per quarter for the two-quarter period ending May 31, 2004, average EBITDA of at least $6.0 million per quarter for the three-quarter period ending August 31, 2004, and average EBITDA of at least $6.3 million per quarter for the four-quarter period ending November 30, 2004. The Company generated EBITDA of $6.9 million and $19.4 million for the quarter and nine months ended November 30, 2003, respectively. A reconciliation of net income to EBITDA for the quarter and nine months ended November 30, 2003 follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	November 30, 2003	November 30, 2003

Net income	$3,588	$8,120
Add back EBITDA elements
Interest	507	1,587
Taxes	411	2,527
Depreciation and amortization	2,368	7,168

EBITDA	$6,874	$19,402

     If the Company is not able to achieve the required EBITDA levels and maintain compliance with its other various debt covenants, the lenders have all remedies available to them under the terms of the various loan agreements, including, without limitation, the ability to declare all debt immediately due and payable and to enforce security interests. Under such circumstances, the Company’s cash position and liquidity would be severely impacted.

     Impact of Inflation

     The Company does not expect any significant short-term impact of inflation on its financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long term fixed price sales contracts. The absence of such contracts reduces the Company’s exposure to inflationary effects.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

     The Company invests cash balances in excess of operating requirements in short-term securities that generally have maturities of 90 days or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with this investment.

     At November 30, 2003, the Company’s outstanding long-term debt was comprised of the following (in thousands):

November 30, 2003

Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; principal due May 28, 2005	$9,500
Amortizing term loan, principal due in equal monthly installments of approximately $0.3 million through May 2005 with a final payment totaling approximately $0.1 million in June 2005; interest payable monthly, accruing at a rate equal to the prime rate plus 2.75% (6.75% at November 30, 2003)	5,111

$14,611

     The following table provides information about the Company’s credit agreements that are sensitive to changes in interest rates. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of November 30, 2003.

	Fiscal

	2004	2005	2006

	(Dollars in thousands)
Long-term debt-variable rate U.S	$834	$3,333	$10,444
Projected weighted average interest rate	9.3%	9.7%	10.4%

Foreign Currency Risks

     The Company transacts business in certain foreign currencies including, particularly, the British pound and the Euro. The Company’s primary software application development, research and development and other administrative activities are conducted from offices in the United States and the United Kingdom, and its primary manufacturing operations are conducted in the United States. Virtually all sales arranged through the Company’s U.S. offices are denominated in U.S. dollars, which is the functional and reporting currency of the U.S. entity. Sales arranged through the Company’s U.K. subsidiary are denominated in various currencies, including the British pound, the U.S. dollar and the Euro; however, the U.K. subsidiary’s functional currency is the British pound. For the fiscal year ended February 28, 2003, sales originating from the Company’s U.K. subsidiary represented approximately 34% of consolidated sales. This percentage is expected to remain materially unchanged for fiscal 2004. As a result of its international operations, the Company is subject to exposure from adverse movements in certain foreign currency exchange rates. The Company has not historically used foreign currency options or forward contracts to hedge its currency exposures because of variability in the timing of cash flows associated with its larger contracts where payments are tied to the achievement of project milestones, and it did not have any such hedge instruments in place at November 30, 2003. Rather, the Company attempts to mitigate its foreign currency risk by transacting business in the functional currency of each of its major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received. For the quarter ended November 30, 2003, the U.S. dollar weakened against the U.K. pound, falling from 1.58 U.S. dollars per pound at August 31, 2003 to 1.72 U.S. dollars per pound at November 30, 2003. As a result of this and other smaller movements in exchange rates, the Company recognized a pretax foreign currency transaction loss of approximately $0.6 million and a credit to accumulated other comprehensive loss of approximately $0.9 million. The Company’s cash position and backlog of system orders increased by $1.4 million and $1.3 million, respectively, as a result of the movement in exchange rates.

     At November 30, 2003, the Company had an intercompany balance payable to its U.K. subsidiary totaling approximately $32.7 million. The Company considers such intercompany balance to be a long-term investment, as defined under the guidance of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” and management has no plans within the foreseeable future to pay amounts owed to its U.K. subsidiary. Accordingly, foreign exchange fluctuations on the balance are recorded as a component of accumulated other comprehensive loss in the statement of stockholders’ equity.

     As noted above, the Company’s operating results are exposed to changes in certain exchange rates including, particularly, those between the U.S. dollar, the British pound and the Euro. When the U.S. dollar strengthens against the other currencies, the Company’s sales are negatively affected upon the translation of U.K. operating results to the reporting currency. The effect of these changes on the Company’s operating profits varies depending on the level of British pound denominated expenses and the U.K. subsidiary’s overall profitability. For the fiscal year ended February 28, 2003, the result of a hypothetical, uniform 10% strengthening in the value of the U.S. dollar relative to the British pound and the Euro would have been a decrease in sales of approximately $3.4 million and a reduction in the net loss of approximately $1.3 million. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and/or operating expenses, changes in exchange rates also could affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 4 Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of November 30, 2003. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. There has been no change in the Company’s internal control over financial reporting identified in connection with that evaluation that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, originally filed in the United States District Court, Northern District of Texas, Dallas Division:

     Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claimed that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company’s merger with Brite and the alleged future business projections of the Company. Plaintiffs asserted that these alleged statements resulted in artificially inflated stock prices.

     The Company believes that it and its officers and directors complied with their obligations under the securities laws, and vigorously defended the lawsuit. The Company responded to the complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company’s request for dismissal. On August 8, 2002, the Court entered an order granting the Company’s motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.

     Plaintiffs filed an amended class action complaint on September 23, 2002. The Company filed a motion to dismiss the amended complaint, and plaintiffs filed a response in opposition to the Company’s motion to dismiss. On September 15, 2003, the Court granted the Company’s motion to dismiss the amended class action complaint. Unlike the Court’s prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the Plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court’s order of dismissal entered on September 15, 2003. The plaintiffs’ brief is due on or before February 23, 2004.

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (1)

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (1)

(b)	Reports on Form 8-K

1.	A report on Form 8-K was filed on September 11, 2003 to announce estimated revenues for the quarter ended August 31, 2003.

2.	A report on Form 8-K was filed on September 18, 2003 to announce the granting of a motion to dismiss all claims in the amended class action complaint.

3.	A report on Form 8-K was filed on October 1, 2003 to announce the Company’s second quarter fiscal 2004 earnings release.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.

Date: January 14, 2004	By: /s/ MARK C. FALKENBERG

Mark C. Falkenberg
Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBITS
NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (1)

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (1)

(1)	Filed herewith.