Form 10-K
period 2004-02-29
INTERVOICE INC
filed 2004-05-14
CIK 764244

As Filed with the Securities and Exchange Commission on May 14, 2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-15045

Intervoice, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-1927578
(State of Incorporation)	(I.R.S. Employer Identification Number)
17811 Waterview Parkway Dallas, Texas (Address of principal executive offices)	75252 (Zip Code)

Registrant’s telephone number, including area code:

(972) 454-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, No Par Value

Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     Aggregate Market Value of Common Stock held by Nonaffiliates as of August 29, 2003: $246,350,711

     Number of Shares of Common Stock Outstanding as of April 23, 2004: 35,927,021

Documents Incorporated by Reference

     Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which the document is incorporated:

     (1) Proxy Statement for the 2004 Annual Meeting of Shareholders — Part III.

PART I

Item 1.	Business

Overview

      With the world’s largest installed-systems base and the experience gained from deploying more than 23,000 systems around the world, Intervoice, Inc. is a world leader in providing converged voice and data solutions for enterprises and network operators. Intervoice provides demonstrable return on investment (ROI) by combining the latest in information and communication technologies with the power of the human voice to increase employee productivity, workplace efficiency, corporate profitability, and customer satisfaction.

      Founded in 1983, Intervoice is headquartered in Dallas with offices in Europe, the Middle East, South America and Asia Pacific. Intervoice offers enterprises, network operators and developers a flexible, scalable integration platform, a powerful development environment and comprehensive services and support. The Company delivers proven technology solutions, extensive tools and components, a range of custom and packaged deployment applications, and flexible support and managed service options. For the fiscal year ended February 29, 2004, the Company reported revenues of approximately $165.3 million, with solutions and recurring services sales representing approximately 51% and 49% of revenues, respectively.

      Intervoice serves customers in a wide variety of industries, both in the U.S. and in international markets. Intervoice products, marketed under the Omvia® brand, and Intervoice services are used by network operators, governments, and utilities, plus companies in financial services, healthcare, travel and other industries. In addition, companies in all industries rely on Intervoice in their call centers and human resource departments, and application developers depend on Intervoice to provide tools, components and a reliable environment for their development activity.

      Intervoice solutions, whether deployed in a traditional or open-standards environment, deliver measurable benefit for enterprises, network operators and developers. Because most customer contacts still take place via telephone-based conversations, and because customer service offers a prime opportunity to reinforce corporate messaging, voice automation from Intervoice helps organizations of all kinds improve branding and market differentiation which can lead to improved customer satisfaction. The messaging services and prepaid transactions supported by Omvia solutions help network operators open new markets and new revenue streams. Intervoice solutions also support increased automation of routine customer service calls for enterprises and network operators, delivering improvements in operational efficiency and productivity, and allowing agents to pursue up-selling, cross-selling and other revenue generating activities. Intervoice products and services provide a number of cost saving opportunities, including reduced labor costs, more economic service provisioning and accelerated ROI. In addition, the ready access to people and information afforded by Intervoice solutions translates into a more positive caller experience, enhanced customer satisfaction and reduced subscriber churn.

      The Intervoice Omvia® Voice Framework is built on an open standards, distributed architecture and provides a comprehensive platform that allows organizations to connect, develop, run, manage and report on voice-driven solutions. The Company offers a wide range of voice-driven technology, including messaging, payment and portal solutions with expertise in voice development, management and application solutions. The Company also offers solutions that include extensive professional services, such as speech prototyping, remote monitoring, disaster recovery, system installation and integration, technical training and solutions tuning. Customers can access a comprehensive Omvia Voice Framework solution, or select specific modules that offer tools or services to meet their unique requirements.

      Intervoice is committed to delivering end-to-end solutions that are compliant with open standards that are hardware independent and that integrate seamlessly with other systems, software and standards. Intervoice supports standards including VoiceXML (Voice eXtensible Mark-up Language) and SALT (Speech Application Language Tags) specifications for voice-enabled web applications, and J2EE and Microsoft’s®.NET for enterprise software architectures. The Company continuously assesses evolving industry standards and is actively involved in industry associations such as the VoiceXML Forum and the SALT Forum, as well as network-focused organizations such as the 3GPP and the GSM Association.

      Intervoice delivers unique value through the integration of industry standard hardware and software provided through its numerous alliance partners. These strategic relationships are an integral part of the Intervoice product strategy, creating voice automation solutions tailored to meet each customer’s specific business needs. Intervoice has forged alliances with leading technology companies, including Intel, HP, BEA, ScanSoft, Nuance and others. Through a strategic alliance with Microsoft, Intervoice is making it faster, easier and more economical to build and deliver open, standards-based enterprise telephony and multi-modal speech solutions based on SALT standards.

Products and Services

      The Company is a leader in providing converged voice and data solutions and related services. As used herein, solutions sales include the sale of hardware and/or software and the related professional services associated with designing, integrating, and installing custom applications to address customers’ business needs. Recurring services include a suite of maintenance and software upgrade offerings and the provision of customized solutions to customers on a managed service (outsourced) basis.

Solutions

Omvia Voice Framework

      The Omvia Voice Framework is an advanced software-based platform that can be deployed to create and manage voice-based solutions for both network and enterprise environments. The Omvia Voice Framework delivers a flexible, modular and highly scalable design (built upon open industry standards including VoiceXML, SALT, VoIP, SS7 and others) that encourages the seamless integration of Web- and enterprise-based systems into intuitive speech-enabled solutions with a clear business ROI.

      Companies in a wide range of industries have leveraged the Omvia Voice Framework to drive operational efficiencies and to open robust new revenue streams through the creation of new service and transactional opportunities. The solution can be deployed to more quickly and easily develop, implement and manage next-generation voice applications and to add human voice-based interfaces to existing web- and enterprise-based resources. The Omvia Voice Framework can be used to automate many basic communications tasks, thereby measurably reducing customer service costs while at the same time improving customer satisfaction and loyalty by delivering more consistent, high quality service.

      The Omvia Voice Framework delivers a true end-to-end converged voice and data solution, and supports best-of-class deployments through Intervoice alliance partnerships with the leading names in speech technology. Omvia Voice Framework modules can be implemented individually to meet specific requirements, or applied as a comprehensive solution to achieve enterprise-class voice automation results.

      The modules include leading technologies, proven applications, an award-winning development environment, and intuitive management tools that are backed by comprehensive professional consultation services and technical support, and can even be deployed as a hosted option through Intervoice’s managed services offerings.

Professional Services

      The Company offers the services of over 130 engineers and specialists and has designed and developed over 5,000 custom voice-enabled information solutions. Intervoice provides its customers with access to a state-of-the-art usability testing lab, as well as analysis based on caller goal completion rates and its patent-pending Usability Grade Testing Metric. Customer surveys consistently demonstrate a high level of satisfaction with the services provided by Intervoice.

      In order to assure an excellent response from an Interactive Voice Response (IVR) solution, Intervoice offers its customers a single source for system design, development and implementation. Intervoice professional services offers a portfolio of services designed to address fundamental business processes associated with building, implementing and optimizing speech applications to best suit the customer’s needs and leverage their ROI. For example, Intervoice provides Voice User Interface (VUI) Design and Usability Testing offerings which enhance transaction resolution rates and customers’ brands and images through their customers’ calling experiences.

      With Intervoice Professional Services Suite, customers will have professionally developed applications enabling them to:

•	Enhance public perception and create customer loyalty

•	Increase consumer adoption of automated solutions

•	Support strategic business goals and reinforce branding and imaging strategies

•	Better understand their own and their callers’ goals

•	Increase sales and/or reduce operating costs

•	Improve overall customer service operations efficiency and productivity.

      The Company’s services include identifying and designing appropriate customer applications, complete project management of a customer application, adjustments to user interfaces and vocabularies (of speech-driven applications), customer application specification development and consulting, installation services, technical support, and customer training.

      Specific service deliverables can include Speech Opportunity Assessments and Strategy Blueprints, Usability Evaluations, application development, voice user interfaces, identification of voice talent, installation, project management, training and optimization. The Intervoice professional services are designed to reduce the time and cost of speech automation deployments, to improve customer communication and satisfaction, and to drive higher ROI performance through increased transaction resolution rates.

Solutions Categories

Omvia Interactive Voice Response and Omvia Portal

      Intervoice is a recognized pioneer in the creation and refinement of Interactive Voice Response (IVR) solutions. The Company’s speech-enabled IVR solutions allow organizations of all kinds to automate their communications, reduce costs and improve interactions with customers and partners. Intervoice solutions are transforming the way in which people and information connect, and allowing companies to communicate through voice, web, email and facsimile with callers using telephones, PCs, mobile phones or PDAs.

      Providing customer access to information when, where, and how they want it is at the core of Intervoice IVR and speech-enabled IVR solutions. As speech recognition and text-to-speech technologies are added as natural user interfaces, these systems evolve to allow for the automation of interactions previously seen as too complex for a traditional DTMF (touch-tone) interface. Businesses now use these systems to automate access to account information, allow secure access to sensitive information through voice verification, change or correct name and address information, receive stock quotes and execute securities trades. Enterprise-wide applications also enable customer access to order products, activate accounts, pay bills, enroll for college courses, apply for jobs, re-charge prepaid accounts and many other increasingly complex interactions.

Omvia Messaging

      Intervoice messaging solutions include voicemail, unified communications, short message service (SMS) and call notification. The Company’s messaging suite incorporates a range of advanced features, including intelligent call return, mailbox-to-mailbox messaging, universal mailboxes and conditional personal greetings. Network operators now view messaging as a proven way to increase revenue per customer and build subscriber counts, loyalty and usage.

      The Omvia suite of messaging solutions includes: Speech Retrieval, which allows customers to deliver an engaging speech-enabled solution to their subscribers; Virtual Messaging, a media-independent message deposit utility that allows subscribers to record a voice message and have it delivered as a voicemail, email, Multi-Media Messaging Service (MMS) or animated message; Communicator, which lets end users create their own address books, store contact information, and initiate calls with voice dialing; and Personal Ring Tone, which offers subscribers a selection of ring tones, including popular songs and sounds.

      Modular Omvia Messaging delivers revenue-generating value added services in a truly open, non-proprietary environment. It offers interlocking components that can be configured to provide specific messaging applications. Omvia Messaging allows network operators to bring next generation functionality to legacy voicemail systems, to open new market segments and to exploit new sources of messaging revenues.

Omvia Payment

      Intervoice provides a range of payment products and services that allows network operators to offer prepaid and postpaid services. Operators can offer prepaid telephony services to facilitate subscriber acquisition and usage in selected niche markets and where collection might be an issue. Intervoice supports a wide range of prepaid services, including prepaid calling cards, prepaid residential, prepaid wireless and automated operator services. Intervoice prepaid solutions integrate seamlessly with other telco-grade, revenue-generating applications, including voicemail delivered by the Intervoice Omvia platform.

      Omvia Intelligent Network Prepaid (IN) can be deployed to provide enhanced flexibility and efficiency in both wireline and wireless networks. Network operators now use IN Prepaid solutions to manage rapid subscriber growth, to provide cost-effective roaming, and to boost subscriber satisfaction.

      Operators can deploy postpaid services to support branded long-distance calling services to retail and wholesale customers, and to allow consumers to pay for calls using credit or debit cards or collect call arrangements. Intervoice Automated Operator Services (AOS) and Postpaid Calling Cards allow network operators to offer privately branded long-distance calling services to both retail and wholesale customers.

Developer Solutions

      Intervoice also offers a wide range of resources, tools and support designed to help web and IVR developers create interactive voice applications using VoiceXML and SALT. These solutions can be used to extend existing web applications to the telephone, to integrate call center and web technologies, and to unify web and telephony infrastructures and skills.

      These solutions include a number of valuable, easy-to-implement packaged applications, marketed as Omvia Voice Express, including solutions for telephony integration, location automation, auto-attendant with Voice Activated Dialing (VAD) and Personal Information Management (PIM), survey automation and PIN/password reset.

Recurring Services

Customer and Software Support

      Intervoice offers the services and support needed to keep its solutions running at peak efficiency. Intervoice understands customers’ requirements to protect their investment through world-class technical support that is accessible, effective and responsive to the customer’s business requirements and objectives.

      To provide this long term support, Intervoice maintains a customer support organization known as RealCare®. The RealCare® support organization provides comprehensive hardware and software support and maintenance services on up to a 24x7x365 basis. RealCare allows Intervoice customers to reduce production costs and extend the useful lives of their systems, while driving new revenue and improving customer loyalty and satisfaction.

      RealCare offers a wide variety of service options, including: Maintenance and Technical Support for anywhere/ anytime tech support from an international team of voice application specialists; Remote Monitor-

ing Services that can be combined with various warranty and post-warranty plans to monitor the “heartbeat” of a voice solution; Software Services Program, a subscription-based service that provides convenient, cost-effective upgrade solutions; and a Disaster Recovery service that includes full planning, support and system redundancy for key business systems.

Managed Services

      All Intervoice products and support services are available for purchase or as a component of a flexible Managed Services solution. The Company offers a suite of Managed Services designed to give enterprises and network operators access to leading edge solutions while reducing the cost and risk of deploying state-of-the-art voice automation. Hosted applications also enable incremental and rapid integration of emerging technologies, as well as easier migration to speech-enabled services employing VoiceXML and SALT, and next-generation network environments such as 2.5G, 3G, GPRS, IN and SIP-based VoIP.

      Intervoice supplies managed services for some of the world’s largest financial institutions and network operators with highly stringent network uptime and performance demands. Intervoice supports these customers from secure, inter-networked hosting locations in Cambridge and Manchester in the U.K., and Orlando, Florida and Dallas, Texas in the U.S.

Markets

      Intervoice provides the platform, software and services necessary to create and support interactive speech enabled technology solutions for customers in the enterprise, network operator and developer markets.

      The enterprise market is characterized by an ongoing drive to improve customer service and satisfaction while controlling the cost of communications. Automated communications are increasingly the norm, with consumers beginning to show a marked preference for well-designed self-service solutions. Organizations in a wide range of industries are responding by deploying converged speech and data technologies. Intervoice technologies continue to evolve to meet the needs of the enterprise marketplace.

      Network operators seek services that generate immediate subscriber uptake and accelerated ROI while controlling capital and operational expenditures. Network operators view voicemail, text messaging, multimedia messaging, information portals, personal alerts and other enhanced services as clear opportunities to increase subscriber counts, loyalty and usage. Intervoice network solutions are designed to support network operator needs for rapid, lower-risk ROI that extends the useful life of existing network infrastructure.

      The increasing acceptance of open, standards-based solutions continues to spur the growth of the developer market. Intervoice has joined other industry leaders to support the introduction and refinement of industry standards, including VoiceXML and SALT. The introduction of increasingly capable service creation environments and tools can be expected to spur further growth in the developer marketplace.

Competition

      The enterprise market is fragmented and highly competitive. The Company’s major competitors in this market are Nortel, Genesys, Avaya, IBM, Aspect Communications and Edify. The principal competitive factors in this market include breadth and depth of solution, product features, product scalability and reliability, client services, the ability to implement solutions, and the creation of a referenceable customer base. The Company believes that its long history and unmatched product line of speech-enabled solutions, combined with its professional and technical services and its extensive customer base, allow it to compete favorably in this market. The market is evolving rapidly, however, and the Company anticipates intensified competition not only from traditional IVR vendors but also from emerging vendors with non-traditional technologies and solutions.

      Competition in the enhanced network services market ranges from large telecommunication suppliers offering turnkey, multi-application solutions to “niche” companies that specialize in a particular enhanced service such as prepaid, voicemail or voice services such as voice activated dialing. The Company’s primary competitors in this market are suppliers such as Comverse Technology and Lucent Technologies that provide a suite of enhanced services.

      Smaller niche players that compete with the Company in various geographies and/or products include TellMe, Be Vocal, Nuance, Boston Communications Group and Huawei.

      The Company believes that, with its current suite of integrated and interoperable payment, messaging and portal services, open platform, its flexible business models, and its professional and technical service offerings, it compares favorably with its competition. Nevertheless, the Company anticipates that competition will continue from existing and new competitors, some of which have greater financial, technological and marketing resources and greater market share than the Company.

Sales and Marketing

      Intervoice markets its products directly, with a global sales force, and through more than 70 domestic and international distributors. The Company enters into arrangements with distributors to broaden distribution channels, to increase its sales penetration to specific markets and industries and to provide certain customer services. Distributors are selected based on their access to the markets, industries and customers that are candidates for Intervoice products. The Intervoice direct sales force consists of approximately 70 sales directors and representatives worldwide. During fiscal 2004, approximately 75% and 25% of total Company solutions revenue were attributable to direct sales to end-users and to sales to distributors, respectively.

      Major domestic distributors include Aurum Technology, Liberty/ FiTech, EDS, Fiserv, Nextira One, Norstan, Siemens Business Communications, Sprint and Symitar Systems. Major international distributors include Adamnet (Japan), Ericsson (Worldwide), IVRS (Hong Kong, China), Loxbit (Thailand), Norstan (Canada), Promotora Kranon (Mexico), Siemens AG (Worldwide), Switch (Chile), Tatung (Taiwan) and Telia Promotor (Sweden).

      Subsidiaries of the Company maintain offices in the U.K., Germany, Switzerland, the Netherlands, the United Arab Emirates, and South Africa to support sales throughout Europe, the Middle East and Africa. A company office located in Singapore supports sales in the Pacific Rim. Latin American sales are supported from the Company’s Dallas headquarters and through a regional office in Brazil.

      International revenues were 41% of total revenues in fiscal 2004 and 2003 and 44% in fiscal 2002. See “Cautionary Disclosures To Qualify Forward-Looking Statements” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risks attendant to the Company’s international operations.

      See “Sales” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on sales by product line and geographic area and concentration of revenue.

Strategic Alliances

      Intervoice continues to build strategic partner relationships with leading companies in key industries. The Company has established partnerships with software and technology solution partners, system integration partners and niche market partners. These alliances enhance the Company’s value proposition as delivered through the Omvia Voice Framework, strengthen its ability to deliver end-to-end solutions, and extend its market reach.

      In October 2003, Intervoice announced the addition of Intel® NetstructureTM DM/ V-A Resource Series telephony boards supporting both SALT and VoiceXML to its Omvia Voice Framework suite for the development, deployment and management of voice solutions. This partnership will allow Intervoice customers to select other powerful telephony boards from Intel as part of their speech-activated solutions.

      Intervoice continues to collaborate with Microsoft in a joint technology and marketing alliance to help make speech recognition solutions mainstream with the implementation of SALT standards-based solutions incorporated in Microsoft’s operating software. In fiscal 2004, Intervoice introduced its Telephony Interface

Manager (TIM) software product and pre-configured hardware platform for the deployment of speech applications in the Microsoft Speech Server Beta program. Intervoice has also partnered with HP and Intel to refine the hardware needed to develop, test and deploy SALT-based speech solutions.

      The Company continues to work closely with leaders of the speech technology industry. Intervoice partners with ScanSoft to develop and bring to market speech recognition and text-to-speech solutions. The Company leverages Nuance speech software solutions to give people access to information and services anywhere, anytime and from any phone.

Backlog

      The Company’s solutions backlog at February 29/28, 2004, 2003 and 2002, which does not include the contracted value of future maintenance and managed services to be recognized by the Company, was approximately $32 million, $34 million and $26 million, respectively. The Company expects all existing backlog to be delivered within fiscal 2005. Due to customer demand, some of the Company’s sales are completed in the same fiscal quarter as ordered. Thus, the Company’s backlog at any particular date may not be indicative of actual sales for any future period.

Research and Development

      Research and development expenses were approximately $15 million, $23 million and $29 million during fiscal 2004, 2003 and 2002, respectively, and included the design of new products and the enhancement of existing products.

      The Company’s research and development spending is focused in four key areas. First, software tools are being developed to aid in the development, deployment and management of customer applications incorporating speech recognition and text-to-speech technologies. Next, server-based software platforms are being developed for runtime services for the management of contact center resources and speech applications. Software platforms are being developed for deployment and management of wireless and wireline network operator applications. These software platforms are designed to operate in both J2EE and Microsoft’s®.NET enterprise computing environments. Third, media servers and “voice browsers” based on open standards such as SALT and VoiceXML are being developed. Finally, the Company is developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer ROI by providing many commonly used, configurable functions that can be more quickly deployed than custom applications.

      The Company expects to maintain a strong commitment to research and development to remain at the forefront of technology development in its markets, which is essential to the continued improvement of the Company’s position in the industry.

Proprietary Rights

      The Company believes that its existing patent, copyright, license and other proprietary rights in its products and technologies are material to the conduct of its business. To protect these proprietary rights, the Company relies on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 29, 2004, the Company owned 68 patents and had 22 pending applications for patents in the United States. In addition, the Company has registered “Intervoice” as a trademark in the United States. Currently, in the United States, the Company has 22 registered trademarks and service marks. Some of the Company’s patents and marks are also registered in certain foreign countries. The Company also has five registered copyrights in the United States. The Company’s software and other products are generally licensed to customers pursuant to a nontransferable license agreement that restricts the use of the software and other products to the customer’s internal purposes. Although the Company’s license agreements prohibit a customer from disclosing proprietary information contained in the Company’s products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company’s products in violation of the Company’s rights. Furthermore, even in cases where patents are granted, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The occurrence of the unauthorized use of the Company’s proprietary information by the Company’s competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

      The Company provides its customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send the Company or its customers letters alleging that the Company’s products do or might infringe upon the owners’ intellectual property rights, and/or suggesting that the Company or its customers should negotiate a license or cross-license agreement with the owner. The Company’s policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. As noted above, the Company currently has a portfolio of 68 patents, and it has applied for and will continue to apply for and receive a number of additional patents to reflect its technological innovations. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement. In certain situations, it might be beneficial for the Company to cross-license certain of its patents for other patents which are relevant to the call automation industry. See Item 3. — Legal Proceedings for a discussion of certain patent matters.

      The Company believes that software and technology companies, including the Company and others in the Company’s industry, increasingly may become subject to infringement claims. Such claims may require the Company to enter into costly license agreements, or result in even more costly litigation. To the extent the Company requires a licensing arrangement, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee that the Company will prevail in any litigation instituted against the Company asserting infringement of intellectual property rights. To the extent the Company suffers an adverse judgment, it might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from the Company’s customers pursuant to indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available, and if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on the Company’s business, financial condition and results of operations.

Manufacturing and Facilities

      The Company’s manufacturing operations consist primarily of the final assembly, integration and extensive testing and quality control of subassemblies, host computer platforms, operating software and the Company’s run time software. The Company currently uses third parties to perform printed circuit board assembly, sheet metal fabrication and customer-site service and repair. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. As the Company continues to migrate to open, standards-based systems, it will become increasingly dependent on its component suppliers and software vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company’s significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source or at historical prices. Consequently, the Company would be unable to provide products and services to its customers or generate historical operating margins, which would negatively impact its business and operating results.

Employees

      As of April 23, 2004, the Company had 734 employees.

Merger with Brite Voice Systems, Inc.

      During the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite Voice Systems, Inc. in a series of transactions accounted for as a purchase business combination. The Company entered into a $125 million term loan and borrowed an additional $10 million under a related revolving credit facility to finance the merger. All such indebtedness has been repaid or refinanced as of February 29, 2004. See “Liquidity and Capital Resources” in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s current credit facilities.

Availability of Company Filings with the SEC

      The Company’s Internet website is www.intervoice.com. The Company makes available through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC).

Item 2.	Properties

      The Company owns approximately 225,000 square feet of manufacturing and office facilities in Dallas, Texas. The Company leases approximately 216,000 square feet of office space as follows:

Square Feet

Allen, Texas	130,000
Orlando, Florida	34,000
Manchester, United Kingdom	27,000
Cambridge, United Kingdom	12,000
Other domestic and international locations	13,000

      During the fourth quarter of fiscal 2002, the Company announced that it would forego expansion into existing leased space in Allen, Texas. As of February 29, 2004, the Company had sub-leased approximately 34,000 square feet of such space. The Allen, Texas lease expires in June 2005.

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

      None of the Company’s customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company’s products. One such customer who had attempted to tender the defense of its products to the Company recently informed the Company that the customer had entered into an agreement to license certain rights under the RAKTL patents and demanded the Company indemnify the customer for unspecified amounts, including attorney’s fees, paid in connection with the license agreement. The Company has notified the customer that the Company believes it does not have any indemnity obligation in connection with the license agreement.

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

      The Company believes that it and its officers complied with their obligations under the securities laws and has vigorously defended the lawsuit. The Company responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company’s request for dismissal. On August 8, 2002, the Court entered an order granting the Company’s motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.

      Plaintiffs filed an amended complaint on September 23, 2002. The Company filed a motion to dismiss the amended complaint, and plaintiffs filed a response in opposition to the Company’s motion to dismiss. On September 15, 2003, the Court granted the Company’s motion to dismiss the amended class action complaint. Unlike the Court’s prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court’s order of dismissal entered on September 15, 2003. The plaintiffs filed their appellant brief on February 20, 2004, and the Company filed its brief in opposition to the plaintiff’s appeal on May 10, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

      The Company’s outstanding shares of common stock are quoted on the Nasdaq National Market under the symbol INTV. The Company has not paid any cash dividends since its incorporation. The credit agreement evidencing the Company’s debt facilities contains a contractual limitation on the Company which restricts its ability to pay a dividend in cash, stock or any other property in excess of $6.0 million in any fiscal year. The Company does not anticipate paying cash dividends in the foreseeable future.

      High and low share prices as reported on the Nasdaq National Market are shown below for the Company’s fiscal quarters during fiscal 2004 and 2003.

	High	Low

Fiscal 2004 Quarter
1st	$3.63	$1.51
2nd	$8.22	$3.26
3rd	$11.02	$7.46
4th	$13.56	$9.56

Fiscal 2003 Quarter
1st	$6.40	$3.06
2nd	$3.09	$0.98
3rd	$2.30	$1.30
4th	$3.19	$1.66

      On April 23, 2004, there were 711 shareholders of record and approximately 12,100 beneficial shareholders of the Company. The closing price of the Common Stock on that date was $14.98.

      Information regarding securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which in turn incorporates by reference a section of the Company’s definitive proxy statement.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere herein and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Fiscal Year Ended February 29/28

	2004*	2003**	2002***	2001****	2000*****

	(In millions, except per share data)
Sales	$165.3	$156.2	$211.6	$274.7	$286.2
Income (Loss) from Operations	18.8	(44.1)	(51.6)	0.4	0.3
Income (Loss) Before the Cumulative Effect of a Change in Accounting Principle	11.3	(50.6)	(44.7)	9.5	(14.8)
Net Income (Loss)	11.3	(66.4)	(44.7)	(2.3)	(14.8)
Total Assets	113.7	101.0	175.4	256.8	303.0
Current Portion of Long Term Debt	—	3.3	6.0	18.5	25.0
Long Term Debt, Net of Current Portion	13.1	15.8	24.0	31.1	75.0
Per Diluted Common Share:
Income (Loss) Before the Cumulative Effect of a Change in Accounting Principle	0.32	(1.49)	(1.34)	0.28	(0.49)
Net Income (Loss)	0.32	(1.95)	(1.34)	(0.07)	(0.49)
Shares Used in Per Diluted Common Share Calculation	35.7	34.0	33.4	34.3	30.5

*	The fiscal 2004 income from operations was impacted by special charges of $2.2 million related to a workforce reduction and a separation agreement with the Company’s former Chief Financial Officer (See “Special Charges” under Item 7).

**	The fiscal 2003 loss from operations was impacted by special charges of $34.3 million related to staffing reductions, facilities closures, the write down of excess inventories, costs associated with loss contracts, loss on early extinguishment of debt, and impairment of certain intangible assets. (See “Special Charges” and “Amortization and Impairment of Goodwill and Acquired Intangible Assets” under Item 7.) The fiscal 2003 net loss was also increased as a result of a $15.8 million charge for the cumulative effect of a change in accounting principle associated with the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Other Intangible Assets”. Fiscal 2003 results benefited from a change in the U.S. federal tax law that allowed the Company to recognize net tax benefits of approximately $3.0 million.

***	The fiscal 2002 loss from operations was impacted by special charges of $33.4 million related to the streamlining of product lines, the write down of excess inventories and non-productive assets, the closure of certain facilities, and staffing reductions (see “Special Charges” under Item 7). The classification of debt outstanding at February 28, 2002 was based on refinancing transactions completed subsequent to February 28, 2002.

****	The fiscal 2001 income from operations was impacted by special charges of $8.2 million related to changes in the Company’s organizational structure and product offerings. Income before the cumulative effect of a change in accounting principle was impacted by those special charges of $8.2 million ($5.4 million net of taxes) and by a $21.4 million ($13.8 million net of taxes) gain on the sale of SpeechWorks International, Inc. common stock. Sales, income from operations, income before the cumulative effect of a change in accounting principle and net loss also were affected by the Company’s adoption of Staff Accounting Bulletin No. 101 (SAB 101) effective March 1, 2000. During fiscal 2001, the Company recognized $22.4 million in revenue whose contribution to income was included in the cumulative effect adjustment as of March 1, 2000.

*****	During the second quarter of fiscal 2000, the Company acquired all of the outstanding stock of Brite Voice Systems, Inc. in a series of transactions accounted for as a purchase business combination. Fiscal

2000 results reflect the results of operations of Brite beginning June 1, 1999. Fiscal 2000 income from operations and net loss were impacted by special charges of $15.0 million relating to the establishment of a comprehensive cross-license agreement with an affiliate of Lucent Technologies, Inc., provisions for inventories and certain intangible assets made obsolete by the Company’s merger with Brite, severance payments to employees of the Company made redundant as a result of the merger with Brite, and charges to bad debts relating to the impairment of certain foreign accounts receivables, and the cancellation of certain customer trade-in obligations. The Company also wrote off $30.1 million of the acquisition cost for Brite as in-process research and development.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Disclosures to Qualify Forward-Looking Statements

      This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere herein regarding the Company’s financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the Company cautions current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, the Company’s actual results and could cause such results during fiscal 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

•	The Company is prone to quarterly sales fluctuations. Some of the Company’s transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company’s quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company’s accuracy in estimating future sales is largely dependent on its ability to successfully qualify, estimate and close system sales from its “pipeline” of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. Accordingly, the Company’s actual sales for any fiscal reporting period may be significantly different from any estimate of sales for such period. See the discussion entitled “Sales” in this Item 7 for a discussion of the Company’s system for estimating sales and trends in its business.

•	The Company’s financing agreements include significant financial and operating covenants and default provisions. In addition to obligations requiring the monthly payment of interest, the Company’s line of credit agreement and its mortgage loan facility contain significant financial covenants, operating covenants and default provisions. If the Company does not comply with any of these covenants and default provisions, the Company’s secured lenders can accelerate all indebtedness outstanding under the facilities and foreclose on a significant portion of the Company’s assets.

•	The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits and other claims discussed in Item 3 “Legal Proceedings”. The Company believes the pending lawsuit to which it is subject is without merit and intends to defend the matter vigorously. The Company may not prevail in the pending litigation or other matters. There can be no assurance that expenses, including any potential settlement or judgment, related to any lawsuit would not be material to the Company’s financial position or results of operations.

•	The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company’s products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company’s actual and prospective customers. The Company’s success is also dependent, to a large degree, on the Company’s ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company’s products are compatible with the increased variety of technologies and standards. The principal competitors for the Company’s solutions include Genesys, Avaya, IBM, Nortel, Aspect Communications, Edify, Comverse Technology and Lucent Technologies. Many of the Company’s competitors have greater financial, technological and marketing resources than the Company. Although the Company has committed substantial resources to enhance its existing products and to develop and market new products, it may not be successful.

•	The Company may not be successful in transitioning to an open, standards-based business model. The Company has historically provided complete, bundled hardware and software systems using internally developed components to address its customers’ total business needs. Increasingly, the markets for the Company’s products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, the Company believes it may sell less hardware and fewer bundled systems and may become increasingly dependent on its development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on the Company’s management to transition its products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems. If the Company is unsuccessful in resolving one or more of these challenges, the Company’s revenues and profitability could decline.

•	The Company may incur additional expense as open standards evolve over time. Open standards are relatively new to the Company’s industry, and such standards continue to evolve. Furthermore, some of the technologies that are incorporated in the Company’s products are subject to different and competing open standards, and the ultimate success or failure of some of these competing standards remains uncertain. The Company is not in a position to control, know or necessarily forecast changes that may be made to existing open standards in the future or the potential adoption of new open standards. Accordingly, it will remain difficult for the Company to estimate the level of R&D expenditures that will be necessary in future periods to comply with existing standards and, potentially, to migrate to new open standards.

•	The Company may not be able to retain its customer base and, in particular, its more significant customers. The Company’s success depends substantially on retaining its significant customers. The loss of one of the Company’s significant customers could negatively impact the Company’s results of operations. The Company’s installed base of customers generally is not contractually obligated to place further solutions orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts.

•	The Company will be harmed if it loses key business and technical personnel. The Company relies upon the services of a relatively small number of key technical and senior management personnel, most of whom do not have employment contracts. If the Company were to lose any of its key technical, project management, or senior management personnel, replacing them could be difficult and costly. If it were unable to successfully and promptly replace such personnel, the business could be materially harmed.

•	If requirements relating to the accounting treatment for employee stock options are changed, the Company may be forced to change its compensation practices. The Company currently accounts for the issuance of stock options using the intrinsic value method as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board has issued an exposure draft that requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options. The change in accounting for stock options is presently anticipated to become effective for the Company’s fiscal year beginning March 1, 2005. If this change is adopted, the Company will incur additional expense if it continues to use stock options as part of its compensation strategy. Alternatively, the Company could decide to decrease or eliminate the use of employee stock options as an element of its overall compensation plan. Such an action, however, could affect the Company’s ability to retain existing employees and attract qualified candidates for open positions, and/or it could increase the cash compensation the Company would have to pay.

•	The Company’s reliance on significant vendor relationships could result in significant expense or an inability to serve its customers if it loses these relationships. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. As the Company continues to migrate to open, standards-based systems, it will become increasingly dependent on its component suppliers and software vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company’s significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source or at historical prices. Consequently, the Company would be unable to provide products and to service its customers or to generate historical operating margins, which would negatively impact its business and operating results.

•	If third parties assert claims that the Company’s products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against the Company or against the Company’s customers, the Company could incur substantial costs to defend these claims. If any of these claims is ultimately successful, a third party could require the Company to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to use the infringed intellectual property rights. Moreover, where the claims are asserted with respect to the Company’s customers, additional expenses may be involved in indemnifying the customer and/or designing and providing non-infringing products.

•	The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company’s products are currently sold in more than 75 countries. The Company’s international sales, as a percentage of total Company sales, were 41% in fiscal 2004 and 2003 and 44% in fiscal 2002. International sales are subject to certain risks, including:

•	fluctuations in currency exchange rates;
•	the difficulty and expense of maintaining foreign offices and distribution channels;
•	tariffs and other barriers to trade;
•	greater difficulty in protecting and enforcing intellectual property rights;
•	general economic and political conditions in each country;
•	loss of revenue, property and equipment from expropriation;
•	import and export licensing requirements; and
•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from customers speaking different languages and having different cultural approaches to the conduct of business.

•	The Company’s inability to meet contracted performance targets could subject it to significant penalties. Many of the Company’s contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for the Company’s failure to achieve certain minimum service levels. The Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

•	The Company is exposed to general economic conditions that may harm its business. Although the general level of business activity rebounded during the Company’s fiscal year ended February 29, 2004, the Company has been affected by the general economic downturn of the preceding several years, including, particularly, the downturn in the telecommunications markets. If United States or global economic conditions deteriorate again in the future, it is possible that capital spending for advanced technology such as that offered by the Company will again decline. If such unfavorable economic conditions were to occur in the United States or internationally, such conditions could have a material adverse impact on the Company’s business, operating results and financial condition.

•	Increasing consolidation in the telecommunications and financial industries could affect the Company’s revenues and profitability. The majority of the Company’s significant customers are in the telecommunications and financial industries, which are undergoing increasing consolidation as a result of merger and acquisition activity. This activity involving the Company’s significant customers could decrease the number of customers purchasing the Company’s products and/or delay purchases of the Company’s products by customers that are in the process of reviewing their strategic alternatives in light of a pending merger or acquisition. If the Company has fewer customers or its customers delay purchases of the Company’s products as a result of merger and acquisition activity, the Company’s revenues and profitability could decline.

•	The occurrence of force majeure events could impact the Company’s results from operations. The occurrence of one or more of the following events could potentially cause the Company to incur significant losses: acts of God, war, riot, embargoes, acts of civil or military authorities, acts of terrorism or sabotage, shortage of supply or delay in delivery by the Company’s vendors, the spread of SARS or other diseases, fire, flood, explosion, earthquake, accident, strikes, radiation, inability to secure transportation, failure of communications, failure of utilities or similar events.

Results of Operations

      The following table presents certain items as a percentage of sales for the Company’s last three fiscal years.

	Year Ended February 29/28

	2004*	2003**	2002***

Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	45.5	56.3	59.3

Gross Margin	54.5	43.7	40.7

Research and Development Expenses	9.2	14.5	13.8
Selling, General and Administrative Expenses	32.2	42.2	39.4
Amortization of Goodwill and Acquisition Related Intangible Assets	1.7	4.5	6.3
Impairment of Goodwill and Acquisition Related Intangible Assets	—	10.7	5.5

Operating Income (Loss)	11.4	(28.2)	(24.3)
Other Income (Expense), Net	2.5	(4.6)	(1.7)

Income (Loss) Before Income Taxes and the Cumulative Effect of a Change in Accounting Principle	8.9	(32.8)	(26.0)
Income Taxes (Benefit)	2.0	(0.5)	(4.9)

Income (Loss) Before the Cumulative Effect of a Change in Accounting Principle	6.9	(32.3)	(21.1)

*	The fiscal 2004 income from operations was impacted by special charges of $2.2 million (1.3% of sales) related to a workforce reduction and a separation agreement with the Company’s former Chief Financial Officer (See “Special Charges” under Item 7).

**	The fiscal 2003 loss from operations was impacted by special charges of $34.3 million (22.0% of sales) related to staffing reductions, facilities closures, the write down of excess inventories, costs associated with loss contracts, loss on early extinguishment of debt, and impairment of certain intangible assets. (See “Special Charges” and “Amortization and Impairment of Goodwill and Acquired Intangible Assets” under Item 7.) Fiscal 2003 results benefited from a change in the U.S. federal tax law that allowed it to recognize net tax benefits of approximately $3.0 million (1.9% of sales).

***	The fiscal 2002 loss from operations was impacted by special charges of $33.4 million (15.8% of sales) related to the streamlining of product lines, the write down of excess inventories and non-productive assets, the closure of certain facilities, and staffing reductions (See “Special Charges” under Item 7).

Critical Accounting Policies

      In preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company uses estimates and projections that affect the reported amounts and related disclosures and that may vary from actual results. The Company considers the following accounting policies to be both those most important to the portrayal of its financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on the Company’s financial statements.

Revenue Recognition

      The Company recognizes revenue from the sale of hardware and software solutions, from the delivery of maintenance and other customer services associated with installed solutions and from the provision of its enhanced telecommunications services and IVR applications on a managed service basis. The Company’s policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition,” as amended (SOP 97-2), SEC Staff Accounting Bulletin No. 104 (SAB 104) and EITF 00-21

“Revenue Arrangements with Multiple Deliverables.” If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element as evidenced by vendor specific objective evidence. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.

      Sale of Hardware and Software Solutions: Many of the Company’s sales are of customized software or customized hardware/ software solutions. Such solutions incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. Sales of these customized solutions are accounted for using contract accounting principles under either the percentage of completion (POC) or completed contract methodology as further described below. In other instances, particularly in situations where the Company sells to distributors or where the Company is supplying only additional product capacity (i.e., similar hardware and software solutions to what is already in place) for an existing customer, the Company may sell solutions that do not require significant customization. In those situations, revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.

      Generally, the Company uses POC accounting for its more complex custom solutions. In determining whether a particular sale qualifies for POC treatment, the Company considers multiple factors including the value of the contract and the degree of customization inherent in the project. Projects normally must have an aggregate value of more than $500,000 to qualify for POC treatment. For a project accounted for under the POC method, the Company recognizes revenue as work progresses over the life of the project based on a comparison of actual labor inputs (labor hours worked) to current estimates of total labor inputs required to complete the project. Project estimates are reviewed and updated on a quarterly basis.

      The terms of most POC projects require customers to make interim progress payments during the course of the project. Such payments and a written customer acknowledgement at the completion of the project, usually following a final customer test phase, document the customer’s acceptance of the project. In some circumstances, the passage of a contractually defined time period or the customer’s use of the system in a live operating environment may also constitute final acceptance of a project.

      The Company uses completed contract accounting for smaller custom projects not meeting the POC thresholds described above. The Company also uses completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that the Company’s ability to make reasonable estimates is in doubt or where a sale is subject to unusual “inherent hazards” that make the Company’s estimates doubtful. Such hazards are unrelated to, or only incidentally related to, the Company’s typical activities and include situations where the enforceability of a contract is suspect, completion of the contract is subject to pending litigation, or where the systems produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, the Company recognizes revenue upon customer acceptance as evidenced by a written customer acknowledgement, the passage of a contractually defined time period or the customer’s use of the solutions in a live operating environment.

      The Company generates a significant percentage of its sales, particularly sales of enhanced telecommunications services solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its solutions or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in the Company recognizing revenue on a “cash basis”, limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

      Sale of Maintenance and Other Customer Services: The Company recognizes revenue from maintenance and other customer services when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.

      Sale of Managed Services: The Company can provide enhanced communications solutions to customers on an outsourced basis through its managed service business. While specific arrangements can vary, the Company generally builds a customized system to address a specific customer’s business need and then owns, monitors, and maintains that system, ensuring that it processes the customer’s business transactions in accordance with defined specifications. For its services, the Company generally receives a one-time setup fee paid at the beginning of the contract and a service fee paid monthly over the life of the contract. Most contracts range from 12 to 36 months in length.

      The Company combines the setup fee and the total service fee to be received from the customer and recognizes revenue ratably over the term of the managed service contract. The Company capitalizes the cost of the computer system(s) and related applications used to provide the service and depreciates such costs over the contract life (for assets unique to the individual contract) or the life of the equipment (for assets common to the general managed service operations or for assets whose useful lives are shorter than the related contract term). All labor and other period costs required to provide the service are expensed as incurred.

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

Intangible Assets and Goodwill

      Intangible Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of the Company’s fiscal 2000 acquisition of Brite Voice Systems, Inc., and certain capitalized purchased software. Intangible assets are being amortized using the straight-line method over each asset’s estimated useful life. Such lives range from five to twelve years. The Company reviews its intangible assets for possible impairment when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, the Company recognizes an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted estimates of future cash flows.

      The cost of internally developed software products and substantial enhancements to existing software products for sale are expensed until technological feasibility is established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. No costs have been capitalized to date for internally developed software products and enhancements as the Company’s current process for developing software is essentially completed concurrently with the establishment of technological feasibility. The Company capitalizes purchased software upon acquisition when such software is technologically feasible or if it has an alternative future use, such as use of the software in different products or resale of the purchased software.

      Goodwill: The Company’s goodwill also results from its fiscal 2000 purchase of Brite Voice Systems, Inc. Under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted on March 1, 2002, goodwill is presumed to have an indefinite life and is not subject to annual amortization. Goodwill is subjected, however, to tests for impairment on at least an annual basis and more frequently if triggering events are identified on an interim basis. The impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of the Company with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, the Company must compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the lesser of that excess or the carrying amount of goodwill.

Income Taxes

      Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company provides a valuation allowance for deferred tax assets in circumstances where it does not consider realization of such assets to be more likely than not. This is a highly subjective assessment and requires the Company to evaluate the predictability of future taxable income while considering the significant losses the Company incurred in fiscal 2003 and 2002. In general, the Company does not anticipate reversing valuation allowances associated with deferred tax assets of its U.S. and U.K. operations until the earlier of the time that the underlying deferred tax assets are realized or the time at which the respective taxable entities’ actual results have demonstrated a sustained profitability and their projected results support the Company’s ability to realize the deferred tax assets currently being reserved.

Sales

      The Company is a leader in providing converged voice and data solutions and related services. As used herein, solutions sales include the sale of hardware and/or software and the related professional services associated with designing, integrating, and installing custom applications to address customers’ business needs. Recurring services include a suite of maintenance and software upgrade offerings and the provision of customized solutions to customers on a managed service (outsourced) basis. The Company’s solutions product line includes IVR/portal solutions, messaging solutions, and payment solutions. In prior years, the Company identified its sales of solutions and related services as being sales to the Enterprise and Network markets. Generally sales of IVR/portal solutions and related services were made to Enterprise customers, while sales of messaging and payment solutions were made to Network customers. Beginning in fiscal 2004, the Company determined that product line distinction provided the most meaningful breakdown of quarterly and annual sales activity and began capturing and reporting its activity in that manner. The Company is not able to provide the historical breakdown of Network system sales into its messaging and payment systems components.

      The Company’s sales by product line for fiscal 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

IVR/portal solution sales (Enterprise systems sales prior to fiscal 2004)	$54.2	$52.4	$77.6
Messaging solution sales (included in Network system sales prior to fiscal 2004)	10.8	—	—
Payment solution sales (included in Network system sales prior to fiscal 2004)	18.6	—	—
Network system sales	—	32.3	48.8

Total solution sales	83.6	84.7	126.4

Maintenance and related services sales	57.0	49.7	47.3
Managed services sales	24.7	21.8	37.9

Total recurring services sales	81.7	71.5	85.2

Total Company Sales	$165.3	$156.2	$211.6

      The Company assigns revenues to geographic locations based on the location of the customer. The Company’s net sales by geographic area for fiscal years 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

North America	$97.7	$91.5	$118.8
Central and South America	7.5	6.1	7.4
Pacific Rim	2.5	2.9	5.5
Europe, Middle East and Africa	57.6	55.7	79.9

Total	$165.3	$156.2	$211.6

      International sales constituted 41% of total Company sales in fiscal 2004 and 2003 and 44% in fiscal 2002.

      Total Company sales increased 6% in fiscal 2004 and declined 26% in fiscal 2003 when compared to sales of the preceding year. The increase in sales in fiscal 2004 was comprised of a 1% decrease in solutions sales and a 14% increase in recurring services sales. The Company’s fiscal 2004 sales of IVR/ Portal solutions grew approximately 3%, but such growth was offset by continuing softness in sales of messaging and payment solutions which decreased approximately 9% as compared to fiscal 2003 levels. The sale of such solutions continues to be affected by the overall decline in the market for telecommunications equipment which the Company has experienced over the past two years. The increase in recurring services sales is made up of growth of approximately 15% in the sales of maintenance and related services and growth of approximately 13% in managed services sales. Managed services sales during fiscal 2004 included $5.7 million relating to services performed for an international managed services customer for which the Company recognizes revenue on a cash basis as compared to $2.9 million of similar sales to the same customer included in fiscal 2003. Changes in foreign currency exchange rates from fiscal 2003 to 2004, including particularly the devaluation of the U.S. dollar as compared to the British pound, served to increase sales for fiscal 2004 by approximately $2.7 million. Changes to such exchange rates between fiscal 2002 and 2003 had no material effect on fiscal 2003 sales.

      The decrease in sales in fiscal 2003 was comprised of a decrease in solutions sales of approximately 33% and a 16% decline in services sales. The reduced levels of solutions sales continued to reflect the previously reported sharp declines in the Company’s primary markets during fiscal 2003 and 2002. The decline in services sales was primarily attributable to decreased managed service revenues resulting from a decrease in the volume of activity processed under certain of the Company’s contracts, including, particularly, its contract with O2, formerly BT Cellnet, offset by 5% growth in the sale of customer support services.

      The Company has historically made significant sales of solutions, customer services and managed services to O2, formerly BT Cellnet. Such combined purchases accounted for 10%, 11% and 15% of the Company’s total sales during fiscal 2004, 2003, and 2002, respectively. No other customer accounted for 10% or more of the Company’s sales during fiscal 2004, 2003, or 2002.

      The Company uses a system combining estimated sales from its recurring services contracts, “pipeline” of solution sales opportunities, and backlog of committed solution orders to estimate sales and trends in its business. For the years ended February 29, 2004 and February 28, 2003, sales were sourced as follows:

	Year Ended
	February 29/28

	2004	2003

	(Based on Averages of
	Quarterly Activity)
Sales from recurring service and support contracts, including contracts for managed services	49%	46%
Sales from solutions backlog	36%	29%
Sales from the pipeline	15%	25%

	100%	100%

      The Company’s service and support contracts range in original duration from one month to five years, with most managed service contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, the Company does not consider its book of services contracts to be reportable backlog, and a portion of the potential revenue reflected in the contract values may never be realized. Nevertheless, it is easier for the Company to estimate service and support sales than to estimate solution sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

      The Company’s backlog is made up of customer orders for solutions for which it has received complete purchase orders and which the Company expects to ship within twelve months. At February 29/28, 2004, 2003 and 2002, the Company’s backlog of solutions sales was approximately $31.7 million, $33.5 million and $26 million, respectively.

      The Company’s pipeline of opportunities for solutions sales is the aggregation of its sales opportunities, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide the Company some sales guidelines in its business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to solutions revenues in a particular quarter or over a longer period of time. While the Company knows the amount of solutions backlog available at the beginning of a quarter, it must speculate on its pipeline of solutions opportunities for the quarter. The Company’s accuracy in estimating total solutions sales for future fiscal quarters is, therefore, highly dependent upon its ability to successfully estimate which pipeline opportunities will close during the quarter.

      The Company is prone to quarterly sales fluctuations. Some of the Company’s transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company’s quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year.

      To compete effectively in its target markets in fiscal 2005 and beyond, the Company believes it must continue to transition its products and services to an open, standards-based business model. The Company has historically provided complete, bundled hardware and software systems using internally developed components to address its customers’ total business needs. Increasingly, the markets for the Company’s products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, the Company believes it may sell less hardware and fewer bundled systems and may become increasingly dependent on its development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on the Company’s management to transition its products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems.

Special Charges

Fiscal 2004

      During fiscal 2004, the Company incurred severance charges of approximately $1.4 million in connection with a reduction in workforce affecting 56 positions. In addition, the Company incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, under the terms of a separation agreement with the Company’s former Chief Financial Officer who resigned to pursue other opportunities.

      The following table summarizes the effect on reported operating results by financial statement category of all special charge activities for fiscal 2004 (in millions).

			Selling,
	Cost of	Research &	General &
	Goods Sold	Development	Administrative	Total

Severance payments and related benefits	$0.6	$0.2	$0.6	$1.4
Separation settlement	—	—	0.8	0.8

Total	$0.6	$0.2	$1.4	$2.2

      As of February 29, 2004, all cash charges had been paid.

Fiscal 2003

      During fiscal 2003, the Company continued to implement actions designed to lower cost and improve operational efficiency in response to continued softness in the primary markets for its products. It also reviewed its intangible assets for evidence of impairment in light of changes in its business and continued weakness in the world-wide telecommunications networks markets. (See “Amortization and Impairment of Goodwill and Acquired Intangible Assets.”)

      The following table summarizes the effect of the special charges on fiscal 2003 operations by financial statement category (in millions).

	Cost of	Research &		Other	Impairment of
	Goods Sold	Development	SG&A	Expenses	Intangibles	Total

Write down of intangible assets	$—	$—	$—	$—	$16.7	$16.7
Severance payments and related benefits	2.3	0.8	3.1	—	—	6.2
Facilities closures	0.2	0.1	0.4	—	—	0.7
Write down of excess inventories	4.1	—	—	—	—	4.1
Costs associated with loss contracts	4.7	—	—	—	—	4.7
Loss on early extinguishment of debt	—	—	—	1.9	—	1.9

Total	$11.3	$0.9	$3.5	$1.9	$16.7	$34.3

      The severance and related costs recognized during fiscal 2003 related to three separate workforce reductions that affected a total of 273 employees. One of the reductions was associated with the Company’s consolidation of its separate Enterprise and Networks divisions into a single, integrated organizational structure. The charge also included costs associated with the resignation of the Networks division president during the first quarter of fiscal 2003. Costs related to facilities closures included $0.4 million for the closure of the Company’s leased facility in Chicago, Illinois and $0.3 million associated with the closure of a portion of the Company’s leased facilities in Manchester, United Kingdom. The downsizing of the leased space in Manchester followed from the Company’s decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflected the Company’s continued assessment of its inventory levels in light of sales projections, the decision to eliminate the U.K. manufacturing operation and the consolidation of the business units. The charges for loss contracts reflected the costs incurred on two contracts which were expected to result in net losses to the Company upon completion. The loss on early extinguishment of debt included $1.4 million in non-cash charges to write-off unamortized debt discount and unamortized debt issue costs and $0.5 million in prepayment premiums. As of February 29, 2004, all cash charges had been paid.

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

      The following table summarizes the effect of these special charges on fiscal 2002 operations by financial statement category (in millions).

	Cost of	Research &		Impairment of
	Goods Sold	Development	SG&A	Intangibles	Total

Write down of intangible assets and inventories associated with discontinued product lines	$4.4	$—	$0.3	$11.7	$16.4
Write down of excess inventories	6.5	—	—	—	6.5
Severance payments and related benefit	2.2	0.8	2.2	—	5.2
Facilities closures	—	—	4.2	—	4.2
Write down of non-productive fixed assets	0.3	0.7	0.1	—	1.1

Total	$13.4	$1.5	$6.8	$11.7	$33.4

      The $11.7 million write down of intangible assets reflected the impairment of the Brite tradename, the impairment of certain IVR technology acquired as part of the Brite acquisition and the impairment of related goodwill (See “Amortization and Impairment of Goodwill and Acquired Intangible Assets”). The $4.4 million write down of inventories and $0.3 million charge to selling, general and administrative (“SG&A”) expenses related to the Company’s decision to discontinue sales of certain earlier versions of its payment and messaging systems that ran on a different hardware platform than that used by the current versions of those systems. The additional writedown of inventories totaling approximately $6.5 million related to items which the Company could continue to use in certain sales situations but which, given the slowdown in market demand, it held in excess quantities at year end.

      As part of its fiscal 2002 initiatives, the Company announced plans to forego expansion into existing leased space in Allen, Texas and to close its Jacksonville, Florida and Wichita, Kansas locations. As a result of these actions, the Company recorded charges of approximately $4.2 million, including approximately $3.8 million accrued for future lease commitments and approximately $0.4 million for accelerated depreciation expense arising from a reassessment of the useful lives of certain related property and equipment. As part of its overall facilities assessment, the Company also identified and wrote off approximately $1.1 million of fixed assets no longer being used by the Company. The Company completed the sale of its Wichita, Kansas office building on May 31, 2002. The $2.0 million in gross proceeds was used to pay down amounts outstanding under the Company’s then outstanding revolving credit facility. As of February 29, 2004, approximately $1.0 million of the accrued lease costs remain unpaid.

      The severance and related costs recognized in the fourth quarter of fiscal 2002 were associated with two workforce reductions that affected 198 employees. As of February 29, 2004, all cash charges had been paid.

Cost of Goods Sold

      Cost of goods sold was $75.3 million (45.5% of sales), $88.0 million (56.3% of sales) and $125.6 million (59.3% of sales) in fiscal 2004, 2003 and 2002, respectively. During fiscal 2004, 2003 and 2002, the Company incurred special charges to cost of goods sold totaling $0.6 million (0.3% of sales), $11.3 million (7.2% of sales) and $13.4 million (6.3% of sales), respectively, as described in the preceding “Special Charges” section. The decrease in the cost of goods sold percentage relating to other than special charges for fiscal 2004 is attributable to the benefit from the Company’s cost cutting initiative from the prior year as well as differences in the sales channel mix over the time frames. The cash basis services revenue recognized during fiscal 2004 as compared to fiscal 2003 also affected the calculation. The decrease in the cost of goods sold percentage relating to other than special charges for fiscal 2003 is attributable to actions taken by the Company to reduce the fixed labor cost component of total cost. The Company reduced manufacturing headcount by 70 from ending fiscal 2002 levels, consolidated its manufacturing operations in a single location, and consolidated certain customer service and managed service support centers.

Research and Development

      Research and development expenses during fiscal 2004, 2003 and 2002 were approximately $15.2 million (9.2% of sales), $22.6 million (14.5% of sales), and $29.3 million (13.8% of sales), respectively. The Company incurred special charges of $0.2 million (0.1% of sales), $0.9 million (0.6% of sales) and $1.5 million (0.7% of sales) in fiscal 2004, 2003 and 2002, respectively, as described in “Special Charges” above. Expenses were down in fiscal 2004 and fiscal 2003 from prior year levels as a result of the Company’s cost reduction initiatives and, in fiscal 2004, as a result of the reassignment of certain resources from R&D to direct customer service activities (cost of goods sold) in connection with the Company’s fiscal 2003 reorganization. Recurring research and development expenses included the design of new products and the enhancement of existing products.

      The Company’s research and development spending is focused in four key areas. First, software tools are being developed to aid in the development, deployment and management of customer applications incorporating speech recognition and text-to-speech technologies. Next, server-based software platforms are being developed for runtime services for the management of contact center resources and speech applications. Software platforms are being developed for deployment and management of wireless and wireline network operator applications. These software platforms are designed to operate in both J2EE and Microsoft’s®.NET enterprise computing environments. Third, media servers and “voice browsers” based on open standards such as SALT and VoiceXML are being developed. Finally, the Company is developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return on investment by providing many commonly used, configurable functions that can be more quickly deployed than custom applications.

      The Company expects to maintain a strong commitment to research and development to remain at the forefront of technology development in its business markets, which is essential to the continued improvement of the Company’s position in the industry.

Selling, General and Administrative

      SG&A expenses totaled $53.2 million (32.2% of sales), $65.9 million (42.2% of sales), and $83.3 million (39.4% of sales), in fiscal 2004, 2003 and 2002, respectively. Such amounts included special charges of $1.4 million (0.8% of sales), $3.5 million (2.2% of sales) and $6.8 million (3.2% of sales), respectively, as described in “Special Charges” above. SG&A expenses declined in fiscal 2004 and 2003 from prior year levels primarily as a result of cost control initiatives implemented by the Company over the three-year period.

Amortization and Impairment of Goodwill and Acquired Intangible Assets

      In connection with its purchase of Brite in fiscal 2000, the Company recorded intangible assets and goodwill totaling $103.8 million. These assets were assigned useful lives ranging from 5 to 10 years. For the fiscal years ended February 29/28, 2004, 2003 and 2002, the Company recognized amortization and impairment expense related to these assets as follows (in millions):

	2004	2003	2002

Amortization of goodwill	$—	$—	$2.6
Amortization of other acquisition related intangible assets	2.8	7.1	10.8

Total amortization of goodwill and other acquisition related intangible assets	2.8	7.1	13.4

Impairment of other acquisition related intangible assets as described below	—	16.7	8.0
Impairment of goodwill in connection with the impairment of other acquisition related intangible assets as described below	—	—	3.7

Total impairment charged to operating income	—	16.7	11.7

Total amortization and impairment charged to operating income	$2.8	$23.8	$25.1

Impairment of goodwill in connection with the adoption of SFAS No. 142 as described below	$—	$15.8	$—

      Effective March 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the “Statements”). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on at least an annual basis.

      In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its Networks division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division’s sales and profitability. Effective August 1, 2002, the Company combined its divisions into a single integrated organizational structure in order to address changing market demands and global customer requirements. The Company conducted its required annual test of goodwill impairment during the fourth quarters of fiscal 2004 and 2003. No additional impairment of goodwill was indicated. Accordingly, at February 29, 2004, the Company’s remaining acquired goodwill totaled $3.4 million.

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

      At February 29, 2004, the Company had $6.4 million in net intangible assets other than goodwill which will be subject to amortization in future periods. The estimated amortization expense attributable to the Company’s intangible assets for each of the next five years and thereafter is as follows (in millions):

Fiscal 2005	$1.7
Fiscal 2006	$1.2
Fiscal 2007	$1.1
Fiscal 2008	$1.1
Fiscal 2009	$1.0
Thereafter	$0.3

Other Income (Expense)

      Other income (expense) during fiscal 2004, 2003 and 2002 was comprised primarily of interest income on cash and cash equivalents, foreign currency transaction losses totaling approximately ($2.3) million and ($0.9) million in fiscal 2004 and 2003, respectively, and a foreign currency transaction gain of approximately $0.1 million in fiscal 2002.

Interest Expense

      The Company incurred interest expense of approximately $2.0 million, $4.7 million and $4.9 million during fiscal 2004, 2003 and 2002, respectively. Substantially all of this expense relates to the Company’s long term borrowings initially obtained in connection with the Brite merger and subsequently refinanced (See “Liquidity and Capital Resources” for a description of the Company’s long term borrowings). The reduction in interest expense from fiscal 2002 through fiscal 2004 is primarily attributable to the lower levels of debt outstanding in successive years, partially offset in fiscal 2003 by additional costs arising from the amortization of debt issuance costs and debt discounts associated with financings undertaken during that year. Borrowings under all credit agreements totaled $13.1 million, $19.1 million and $30.0 million at February 29/28, 2004, 2003 and 2002, respectively. Assuming principal payments in accordance with the Company’s existing financing agreements and interest rates consistent with current market rates, the Company expects its fiscal 2005 interest expense to be approximately $1.0 million.

      From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its then existing variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company’s outstanding floating rate debt to a fixed rate basis. Of the $4.9 million total interest expense in fiscal 2002, approximately $1.5 million was attributable to net settlements under the interest rate swap arrangements. The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of February 29/28, 2004 and 2003.

Income Taxes

      The Company’s income tax expense for fiscal 2004 totaled $3.4 million or 23% of pretax income. This percentage differs from the U.S. statutory rate of 35% primarily as a result of the taxability in the U.S. of certain dividends deemed to have been received from the Company’s foreign subsidiaries, the use of certain fully reserved net operating losses carried forward from prior years and the favorable resolution of certain tax contingencies and amounts payable for foreign taxes. The Company’s income tax benefit for fiscal 2003 and 2002 as a percent of pretax loss also differs significantly from the federal statutory rate of 35% primarily as a result of benefits recognized in fiscal 2003 as a result of a change in U.S. tax law, operating losses and credit carryforwards generated but not benefited, non-deductible amortization of goodwill resulting from the merger with Brite, and various U.S. tax credits.

      The Company’s U.S. taxable income for fiscal 2004 included distributions deemed to have been made to the Company as an U.S. entity from several of its foreign subsidiaries, including, particularly, its U.K. subsidiary. Such deemed distributions stemmed from the existence of intercompany debt owed by the U.S. entity to certain of its foreign subsidiaries and from the pledging of certain U.K. assets as collateral for the Company’s term loan which was outstanding for a portion of the year.

      During fiscal 2004, the Company used net operating losses carried forward from previous years to reduce its current taxes payable in the U.S. The use of these losses and the related reversal of previously established valuation allowances associated with the loss carryforwards reduced the Company’s U.S. and consolidated tax provisions for fiscal 2004 and also gave rise to $1.0 million in credits to equity for portions of the loss carryforwards related to stock option and other equity issues.

      During fiscal 2004, the Company reached final settlement with the Internal Revenue Service regarding previously disclosed audits of the Company’s federal income tax returns for its fiscal years 2000 and 2001. In the settlement, the Company lost the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001 and repaid approximately $2.1 million of refunds previously received from the IRS plus approximately $0.5 million in accrued interest. The final settlements had been anticipated in the Company’s fiscal 2003 net tax provision and had no material effect on the tax provision or net income for fiscal 2004.

      During fiscal 2004, the Company’s wholly owned subsidiary, Brite Voice Systems, Inc. (“Brite”), reached final settlement with the IRS regarding a disputed Notice of Deficiency relating to Brite’s August 1999 federal income tax return. As a result of the settlement, the Company reversed approximately $1.2 million of taxes payable it had accrued in prior years in response to the IRS challenge.

      During fiscal 2003, United States tax law was amended to allow companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, during the first quarter of fiscal 2003, the Company used $21.5 million of its previously reported net operating loss carryforwards and $0.4 million of its previously reported tax credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises. Also during fiscal 2003, the Company became aware of the audit issues described above associated with its fiscal 2000 and 2001 U.S. tax returns and recorded a charge of approximately $2.7 million as part of its tax provision for the year.

      In fiscal 2002, the Company did not provide a valuation allowance for deferred assets associated with its foreign subsidiaries. In providing such a reserve during fiscal 2003, the Company recognized tax expense totaling $0.8 million to increase the valuation allowance for net foreign deferred tax assets that existed at February 28, 2002. Also during fiscal 2003, and as further discussed in Note C to the Company’s consolidated financial statements, the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce intangible asset to goodwill. As a result of this transaction, the Company increased the valuation allowance associated with its U.S. net deferred tax asset by $1.4 million.

      At February 29, 2004, the Company had U.S. net operating loss carryforwards totaling $0.3 million. This amount, if not used, will expire in 2023. At February 29, 2004, the Company also had $3.8 million, $1.6 million and $0.6 million in US research and development, foreign tax credit and alternative minimum tax credit carryforwards, respectively, and $1.3 million in UK foreign tax credit carryforwards. If unused, the R&D tax credit carryforwards will begin to expire in 2019, and the foreign tax credit carryforwards will begin to expire in 2005.

      During fiscal 2003 and fiscal 2002, the Company established a valuation allowance against its net deferred tax assets, including its net operating loss carryforwards and tax credit carryforwards. Although the Company earned a profit in fiscal 2004 and was able to use some previously reserved net operating loss carryforwards, the Company believes the existence of losses in its U.S. operations in recent years and the dependency of its international subsidiaries on continuing U.S. operations prevent it from concluding that it is more likely than not that its deferred tax assets will be realized. This is a highly subjective assessment and requires the Company to evaluate the predictability of future taxable income while considering the significant losses the Company incurred in fiscal 2003 and 2002. In general, the Company does not anticipate reversing valuation allowances associated with deferred tax assets of its U.S. and U.K. operations until the earlier of the time that the underlying deferred tax assets are realized or the time at which the respective taxable entities’ actual results have demonstrated a sustained profitability and their projected results support the Company’s ability to realize the deferred tax assets currently being reserved.

Income (Loss) From Operations and Net Income (Loss)

      The Company generated income from operations of $18.8 million and net income of $11.3 million during fiscal 2004. Its loss from operations, loss before the cumulative effect of a change in accounting principle and net loss totaled ($44.1) million, ($50.6) million and ($66.4) million, respectively in fiscal 2003. In fiscal 2002, the Company generated an operating loss of ($51.6) million and a net loss of ($44.7) million.

      During fiscal 2004, 2003 and 2002, the Company incurred special charges, as previously described in this Item 7, totaling $2.2 million, $34.3 million and $33.4 million, respectively. In fiscal 2003, the Company benefited from a change in the U.S. federal tax law that allowed it to recognize net tax benefits of approximately $3.0 million.

      In fiscal 2004, the Company combined improvements in the overall economic environment, improving markets for its IVR/portal products, the Company’s focus on speech solutions and open architecture, the Company’s focus on its recurring services offerings and its multi-year efforts to reduce operating cost and enhance efficiency to produce a return to profitability. The Company’s losses in fiscal 2003 and fiscal 2002 were primarily attributable to the significant decline in the Company’s sales volumes from 2001 levels and to the significant restructuring and other special charges incurred by the Company in its efforts to adjust its operations to the rapidly changing market for its products. While the Company benefited throughout fiscal 2003 and 2002 from the cumulative effect of these efforts, its aggregate costs were too high to allow the Company to operate profitably in these years in the face of the sharp downturn in sales activity.

      The cumulative effect of a change in accounting principle on prior years associated with the Company’s adoption of SFAS No. 142 resulted in a charge to income in fiscal 2003 of $15.8 million. Assuming the accounting change had been applied retroactively by the Company to prior periods, pro forma net loss for fiscal 2002 would have been ($40.3) million, and net loss per common share would have been ($1.21).

Liquidity and Capital Resources

Cash and Cash Equivalents

      The Company had $40.9 million in cash and cash equivalents at February 29, 2004, an increase of $14.7 million over ending fiscal 2003 balances. Borrowings under the Company’s long-term credit facilities totaled $13.1 million at February 29, 2004, a reduction of $6.0 million from fiscal 2003 ending balances.

      Operating cash flow for fiscal 2004 totaled $19.1 million and was favorably impacted by the Company’s profitability for the year, including its collection of $5.7 million from an international managed services customer for which the Company recognizes revenue on a cash basis, and by its continuing focus on operating expense control and balance sheet management. The Company’s days sales outstanding (DSOs) of accounts receivable was 56 days, down slightly from 61 days at February 28, 2003.

      For sales of certain of its more complex, customized solutions (generally ones with a sales price of $500,000 or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $8.8 million (34.0% of total net receivables) at February 29, 2004 as compared to $4.9 million (19.0% of total receivables) at February 28, 2003. The Company expects to bill and collect unbilled receivables as of February 29, 2004 within the next twelve months.

      While the Company continues to focus on the level of its investment in accounts receivable, it now generates a significant percentage of its sales, particularly sales of enhanced telecommunications services solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its solution or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in the Company recognizing revenue on a “cash basis”, limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

      The Company used $5.5 million of cash in net investing activities during fiscal 2004. Of this amount, $2.2 million was used to purchase equipment to be used in the Company’s expanding managed services business and $3.3 million was used for replacement or expansion of the Company’s computing infrastructure. The Company anticipates spending up to $6.6 million for the purchase of equipment in fiscal 2005. As further described below, the Company is prohibited by the terms of its line of credit agreement from spending more than $8.0 million on capital expenditures in a fiscal year without the advance approval of its lender.

      During fiscal 2004, the Company’s financing activities provided $0.5 million in net cash flow. In response to the Company’s return to profitability and to related favorable movement in its stock price, the Company’s option holders exercised options for 1.6 million shares of common stock and, in so doing, provided the Company with $9.3 million of cash. The Company used a portion of these funds to make $3.0 million in scheduled payments and an additional $3.0 million in discretionary payments under its mortgage and term loans. In addition, the Company used its improved financial condition to facilitate the refinancing of approximately $4.6 million outstanding under its term loan and revolving credit agreement into a new line of credit agreement as further described below.

New Line of Credit

      In January 2004, the Company entered into a new credit agreement with a lender which provided for a revolving line of credit equal to the lesser of $5.5 million or a defined borrowing base comprised of eligible U.S. accounts receivable and $2.8 million of cash collateral ($11.0 million at February 29, 2004). Borrowings under the revolving line of credit will accrue interest at the prime rate plus 0.25% or at the London Inter-bank Offering Rate plus 1.75%. The Company may borrow, partially or wholly repay its outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed the available borrowing base. The revolving line of credit agreement expires on January 31, 2007.

      The new credit agreement contains terms, conditions and representations that are generally customary for asset-based credit facilities including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company will have to maintain income after taxes of not less than $1.00 for any fiscal year and for any two consecutive fiscal quarters. The Company will also have to maintain a Fixed Charge Ratio (EBITDA divided by Fixed Charges, as such terms are defined in the agreement) for each prior four quarter period of at least 1.5 to 1.0, and a total Funded Debt (as such term is defined in the agreement) to EBITDA ratio of not greater than 1.5 to 1.0 as of each fiscal year end. In addition, the Company is prohibited from making capital expenditures in excess of $8.0 million in any fiscal year, from incurring more than $3.0 million in new purchase money and bank indebtedness and from incurring operating lease expense (other than for building rents) in excess of $3.0 million for any fiscal year, all without prior lender approval.

      Borrowings under the new credit agreement are secured by first liens on the Company’s accounts receivable, general intangibles, equipment and inventory. The new agreement also requires the Company to maintain a minimum balance of $2.8 million in a cash collateral account to further secure the loan. This cash account is included in Other Assets in the accompanying consolidated balance sheets. The agreement also contains cross-default provisions with respect to the mortgage loan on the Company’s headquarters, such that an event of default under the mortgage loan creates a default under the new credit agreement. As of February 29, 2004, the Company was in compliance with all financial and operating conditions under the credit agreement.

Mortgage Loan

      At February 29, 2004, the Company had $8.5 million outstanding under a mortgage loan secured by a first lien on the Company’s Dallas headquarters. The mortgage loan bears interest, payable monthly, at the greater of 10.5% or the prime rate plus 2%. The principal balance is due in May 2005. Under the loan, the Company must have at least $5.0 million in net equity at the end of each of its fiscal quarters beginning with the quarter ending August 31, 2004. The Company made elective principal payments of $2.0 million during fiscal 2004 and an additional elective principal payment of $0.5 million during March 2004. The Company expects to refinance the mortgage loan prior to its maturity in May 2005.

Warrants

      In connection with a sale of convertible notes during fiscal 2003, which notes were subsequently redeemed in full for cash prior to the fiscal 2003 year end, the Company issued warrants to the buyers. The warrants give the holders the right to purchase from the Company, for a period of three years, an aggregate of 621,304 shares of the Company’s common stock for $4.0238 per share as of the date of issuance. Under certain circumstances, this “purchase” may be accomplished through a cashless exercise. Both the number of warrants and the exercise price of the warrants are subject to antidilution adjustments as set forth in the warrants. The Company’s obligations under the warrants remain in force and are unaffected by the redemption of the convertible notes.

Summary of Future Obligations

      The following table summarizes the Company’s obligations and commitments as of February 29, 2004, to be paid in fiscal 2005 through 2009 (in millions):

	Payments Due By Period
	Fiscal Year Ending February 29/28

Nature of commitment	2005	2006	2007	2008	2009

Long-term debt, excluding related interest amounts	$—	$8.5	$4.6	$—	$—
Operating lease payments	3.1	2.2	1.4	1.1	0.8
Firm purchase commitments	0.7	0.9	—	—	—

Total obligations and commitments	$3.8	$11.6	$6.0	$1.1	$0.8

      Most of the Company’s purchases are executed under cancellable purchase orders. The firm purchase commitments shown above are comprised of non-cancellable commitments for certain communications charges and royalties.

      The Company believes its cash reserves and internally generated cash flow along with any cash availability under its line of credit will be sufficient to meet its operating cash requirements for the next twelve months. The Company believes it will be able to repay or refinance its long-term debt as such debt becomes due in fiscal 2006 and fiscal 2007.

Impact of Inflation

      The Company does not expect any significant short-term impact of inflation on its financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long term fixed price sales contracts. The absence of such contracts should reduce the Company’s exposure to inflationary effects.

Selected Quarterly Financial Data (Unaudited)

	Three Months Ended

	May 31,	August 31,	November 30,	February 29,
Fiscal 2004*	2003	2003	2003	2004

	(In millions, except per share data)
Sales	$38.4	$41.6	$41.8	$43.5
Gross profit	20.5	22.9	22.8	23.9
Income from operations	2.4	5.4	4.9	6.2
Net income	0.9	3.6	3.6	3.2
Net income per diluted share	0.03	0.10	0.10	0.09

	Three Months Ended

	May 31,	August 31,	November 30,	February 28,
Fiscal 2003**	2002	2002	2002	2003

	(In millions, except per share data)
Sales	$38.4	$35.6	$44.0	$38.2
Gross profit	15.6	10.9	21.7	20.0
Loss from operations	(9.8)	(15.8)	(0.9)	(17.6)
Loss before the cumulative effect of a change in accounting principle	(8.7)	(16.3)	(7.8)	(17.8)
Net loss	(24.5)	(16.3)	(7.8)	(17.8)
Loss before the cumulative effect of a change in accounting principle per diluted share	(0.26)	(0.48)	(0.23)	(0.52)
Loss per diluted share	(0.72)	(0.48)	(0.23)	(0.52)

*	During fiscal 2004, the Company incurred special charges of $1.4 million and $0.8 million, respectively, in its first and second quarters. The special charges included $1.4 million of severance and related benefit costs and $0.8 million under the terms of a separation agreement with the Company’s former Chief Financial Officer. (See “Special Charges”.) Operating income in the fourth quarter benefited from the reversal of previously accrued contractual claims totaling $0.8 million.

**	During fiscal 2003, the Company incurred special charges of $2.6 million, $10.1 million, $4.9 million and $16.7 million, respectively, in its first, second, third and fourth fiscal quarters. The special charges included $6.2 million of severance and related benefit costs, $0.7 million related to facilities closures, $4.1 million write down of excess inventories, $4.7 million of charges for contracts expected to result in losses to the Company, $1.9 million loss on early extinguishment of debt, and $16.7 million related to impairment of certain intangible assets. (See “Special Charges”.) The Company benefited from a change in the U.S. federal tax law that allowed it to recognize net tax benefits of approximately $3.0 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company invests cash balances in excess of operating requirements in short-term securities that generally have maturities of 90 days or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with this investment.

      At February 29, 2004, the Company’s outstanding long-term debt was comprised of the following (in millions):

February 29, 2004

Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; principal due May 28, 2005	$8.5
Revolving line of credit, interest payable monthly, accruing at a rate equal to the prime rate plus 0.25% or at the London Inter-Bank Offering Rate plus 1.75%; (2.875% at February 29, 2004), line of credit expires January 31, 2007	4.6

$13.1

      The following table provides information about the Company’s credit agreements that are sensitive to changes in interest rates. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of February 29, 2004.

	Fiscal

	2005	2006	2007

	(Dollars in millions)
Long-term debt variable rate U.S. $	$0.0	$8.5	$4.6
Projected weighted average interest rate	7.8%	5.3%	2.9%

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

      For the fiscal year ended February 29, 2004, sales originating from the Company’s U.K. subsidiary represented approximately 34% of consolidated sales. As a result of its international operations, the Company is subject to exposure from adverse movements in certain foreign currency exchange rates. The Company has not historically used foreign currency options or forward contracts to hedge its currency exposures because of variability in the timing of cash flows associated with its larger contracts and it did not have any such hedge instruments in place at February 29, 2004. Rather, the Company attempts to mitigate its foreign currency risk by generally transacting business in the functional currency of each of its major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received.

      As noted above, the Company’s operating results are exposed to changes in certain exchange rates including, particularly, those between the U.S. dollar, the British pound and the Euro. When the U.S. dollar strengthens against the other currencies, the Company’s sales are negatively affected upon the translation of U.K. operating results to the reporting currency. The effect of these changes on the Company’s operating profits varies depending on the level of British pound denominated expenses and the U.K. subsidiary’s overall profitability. For the fiscal year ended February 29, 2004, the result of a hypothetical, uniform 10% strengthening in the value of the U.S. dollar relative to the British pound and the Euro would have been a decrease in sales of approximately $3.4 million and an increase in net income of approximately $2.5 million. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and/or operating expenses, changes in exchange rates also could affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.	Financial Statements and Supplementary Data

      The Independent Auditor’s Report of Ernst & Young LLP and the Consolidated Financial Statements of the Company as of February 29, 2004 and February 28, 2003 and for each of the three years in the period ended February 29, 2004 follow:

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Intervoice, Inc.

      We have audited the accompanying consolidated balance sheets of Intervoice, Inc. and subsidiaries as of February 29, 2004 and February 28, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 29, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intervoice, Inc. and subsidiaries at February 29, 2004 and February 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note C to the consolidated financial statements, effective March 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

Dallas, Texas

April 6, 2004

INTERVOICE, INC.

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$40,859	$26,211
Trade accounts receivable, net of allowance for doubtful accounts of $947 in 2004 and $2,527 in 2003	25,898	25,853
Inventory	8,415	8,895
Prepaid expenses and other current assets	5,087	5,277

	80,259	66,236
Property and Equipment
Land and buildings	16,857	16,708
Computer equipment and software	39,073	32,660
Furniture, fixtures and other	3,190	2,667
Service equipment	9,421	8,744

	68,541	60,779
Less allowance for depreciation	48,325	40,406

	20,216	20,373
Other Assets
Intangible assets, net of accumulated amortization of $34,443 in 2004 and $32,218 in 2003	6,363	9,326
Goodwill	3,401	3,401
Other assets	3,491	1,655

	$113,730	$100,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,746	$12,513
Accrued expenses	11,919	12,705
Customer deposits	6,625	9,061
Deferred income	24,436	25,478
Current portion of long term borrowings	—	3,333
Income taxes payable	7,379	6,240

	61,105	69,330
Long Term Borrowings	13,101	15,778
Other Long Term Liabilities	271	856
Deferred Income Taxes	—	44
Stockholders’ Equity
Preferred stock, $100 par value — 2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value — 62,000,000 shares authorized: 35,691,389 issued and outstanding in 2004, 34,111,101 issued and outstanding in 2003	18	17
Additional capital	75,276	65,144
Accumulated deficit	(35,441)	(46,768)
Accumulated other comprehensive loss	(600)	(3,410)

	39,253	14,983

	$113,730	$100,991

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 29,	February 28,	February 28,
	2004	2003	2002

	(In thousands, except share and
	per share data)
Sales
Solutions	$83,612	$84,755	$126,379
Recurring services	81,666	71,457	85,257

	165,278	156,212	211,636

Cost of goods sold
Solutions	47,675	60,723	87,173
Recurring services	27,603	27,292	38,389

	75,278	88,015	125,562

Gross margin
Solutions	35,937	24,032	39,206
Recurring services	54,063	44,165	46,868

	90,000	68,197	86,074

Research and development expenses	15,193	22,592	29,308
Selling, general and administrative expenses	53,188	65,941	83,316
Amortization of goodwill and acquisition related intangible assets	2,820	7,101	13,378
Impairment of goodwill and acquisition related intangible assets	—	16,710	11,684

Income (loss) from operations	18,799	(44,147)	(51,612)
Other income (expense)	(1,650)	(658)	1,433
Interest expense	(1,966)	(4,674)	(4,939)
Loss on early extinguishment of debt	(488)	(1,868)	—

Income (loss) before income taxes and the cumulative effect of a change in accounting principle	14,695	(51,347)	(55,118)
Income tax (benefit)	3,368	(752)	(10,428)

Income (loss) before the cumulative effect of a change in accounting principle	11,327	(50,595)	(44,690)
Cumulative effect of change in accounting principle	—	(15,791)	—

Net income (loss)	$11,327	$(66,386)	$(44,690)

Per Basic Share:
Income (loss) before the cumulative effect of a change in accounting principle	$0.33	$(1.49)	$(1.34)
Cumulative effect of change in accounting principle	—	(0.46)	—

Net income (loss)	$0.33	$(1.95)	$(1.34)

Per Diluted Share:
Income (loss) before the cumulative effect of a change in accounting principle	$0.32	$(1.49)	$(1.34)
Cumulative effect of a change in accounting principle	—	(0.46)	—

Net income (loss)	$0.32	$(1.95)	$(1.34)

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Retained	Accumulated
	Common Stock				Earnings	Other
			Additional	Unearned	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Loss	Total

	(In thousands, except share data)
Balance at February 28, 2001	33,099,647	$17	$55,671	$(1,311)	$64,308	$(4,055)	$114,630
Net loss	—	—	—	—	(44,690)	—	(44,690)
Foreign currency translation adjustment	—	—	—	—	—	(1,679)	(1,679)
Cumulative effect on prior years of adopting Statement of Financial Accounting Standards No. 133, as amended, net of tax effect of $261	—	—	—	—	—	(425)	(425)
Valuation adjustment of interest rate swap hedge, net of tax effect of ($143)	—	—	—	—	—	233	233

Comprehensive loss							(46,561)

Exercise of stock options	929,533	—	6,054	—	—	—	6,054
Amortization of unearned compensation	—	—	—	1,311	—	—	1,311

Balance at February 28, 2002	34,029,180	17	61,725	—	19,618	(5,926)	75,434
Net loss	—	—	—	—	(66,386)	—	(66,386)
Foreign currency translation adjustment	—	—	—	—	—	2,324	2,324
Valuation adjustment of interest rate swap hedge, net of tax effect of ($118)	—	—	—	—	—	192	192

Comprehensive loss							(63,870)

Exercise of stock options	81,921	—	192	—	—	—	192
Tax benefit from exercise of stock options	—	—	2,171	—	—	—	2,171
Issuance of warrants	—	—	1,056	—	—	—	1,056

Balance at February 28, 2003	34,111,101	17	65,144	—	(46,768)	(3,410)	14,983
Net income	—	—	—	—	11,327	—	11,327
Foreign currency translation adjustments, including tax benefits of $419	—	—	—	—	—	2,810	2,810

Comprehensive income	—	—	—	—	—	—	14,137

Tax benefit from exercise of stock options			594	—	—	—	594
Extension of stock options	—	—	279	—	—	—	279
Exercise of stock options	1,580,288	1	9,259	—	—	—	9,260

Balance at February 29, 2004	35,691,389	$18	$75,276	—	$(35,441)	$(600)	$39,253

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 29,	February 28,	February 28,
	2004	2003	2002

	(In thousands)
Operating activities
Net income (loss)	$11,327	$(66,386)	$(44,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	9,750	16,065	26,518
Deferred income taxes (benefit)	—	2,200	(16,860)
Provision for doubtful accounts	342	(774)	408
Write down of inventories	34	5,667	14,488
Disposal of equipment	7	736	2,568
Foreign exchange loss	1,981	246	—
Write off of goodwill and intangible assets	—	32,501	11,866
Loss on early extinguishment of debt acquisition costs	488	1,868	—
Tax benefit for exercise of stock options	594	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,111	17,788	31,835
Inventories	127	12,353	(3,287)
Prepaid expenses and other assets	711	2,494	4,365
Accounts payable and accrued expenses	(4,191)	(10,389)	(6,314)
Income taxes payable	501	1,804	818
Customer deposits	(2,641)	2,943	(1,746)
Deferred income	(1,984)	988	4,756
Other	952	3,761	(4,309)

Net cash provided by operating activities	19,109	23,865	20,416
Investing activities
Purchase of property and equipment	(5,495)	(4,169)	(4,869)
Proceeds from sale of fixed assets	22	1,890	—
Purchased software	(50)	(323)	(184)

Net cash used in investing activities	(5,523)	(2,602)	(5,053)

Financing activities
Paydown of debt	(10,611)	(44,869)	(19,657)
Premium on early extinguishment of debt	(20)	(470)	—
Borrowings	4,601	34,000	—
Debt issuance costs	—	(2,515)	—
Restricted cash	(2,750)	—	—
Exercise of stock options	9,260	192	6,054

Net cash provided by (used in) financing activities	480	(13,662)	(13,603)
Effect of exchange rate on cash	582	964	(15)

Increase in cash and cash equivalents	14,648	8,565	1,745
Cash and cash equivalents, beginning of period	26,211	17,646	15,901

Cash and cash equivalents, end of period	$40,859	$26,211	$17,646

See notes to consolidated financial statements.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business

      Intervoice, Inc. (together with its subsidiaries, collectively referred to as the “Company”) is a leader in providing converged voice and data solutions for the network and enterprise markets. Through its open, standards based product suites, the Company offers speech-enabled IVR applications, multi-media and network-grade portals, voicemail and prepaid calling solutions that allow network operators and service providers to increase revenue through value-added services and/or reduce costs through automation and that allow enterprise customers to reduce costs and improve customer service levels. In addition, the Company provides a suite of professional services including implementation, business and technical consulting services and recurring maintenance services that supports its installed systems. To further leverage the strong return on investment offered by its systems offerings, the Company also offers enhanced communications solutions to its customers on an outsourced basis as a Managed Service Provider, or MSP.

Note B — Significant Accounting Policies

      Principles of Consolidation: The consolidated financial statements include the accounts of Intervoice, Inc. and its subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation. Financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations.

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash and Cash Equivalents: Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value. Interest income was $0.6 million, $0.3 million and $1.1 million in fiscal 2004, 2003 and 2002, respectively.

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

      Property and Equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over each asset’s estimated useful life. The range of useful lives by major category are: buildings: 5 to 40 years; computer equipment and software: 3 to 5 years; furniture, fixtures and other: 5 years; and service equipment: 3 years. Depreciation expense totaled $6.7 million, $8.7 million and $12.7 million in fiscal 2004, 2003 and 2002, respectively.

      Intangible Assets and Impairment of Long-Lived Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of the Company’s fiscal 2000 acquisition of Brite Voice Systems, Inc., and certain capitalized purchased software. Intangible assets are being amortized using the straight-line method over each asset’s estimated useful life. Such lives range from five to twelve years. Amortization expense for these items totaled $3.0 million, $7.4 million and $11.3 million in fiscal 2004, 2003 and 2002, respectively. The Company reviews its intangible and other long-lived assets for possible impairment when

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, the Company recognizes an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. The Company recognized impairment losses related to intangible assets totaling $16.7 million in fiscal 2003 and $11.7 million in fiscal 2002. See “Note C — Change in Accounting Principle for Goodwill and Other Intangible Assets”. No additional impairment was indicated for fiscal 2004.

      The cost of internally developed software products and substantial enhancements to existing software products for sale are expensed until technological feasibility is established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. No costs have been capitalized to date for internally developed software products and enhancements as the Company’s current process for developing software is essentially completed concurrently with the establishment of technological feasibility. The Company capitalizes purchased software upon acquisition when such software is technologically feasible or if it has an alternative future use, such as use of the software in different products or resale of the purchased software.

      Goodwill: The Company’s goodwill also results from its fiscal 2000 purchase of Brite Voice Systems, Inc. Under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted on March 1, 2002, goodwill is presumed to have an indefinite life and is not subject to annual amortization. Goodwill is subjected, however, to tests for impairment on at least an annual basis and more frequently if triggering events are identified on an interim basis. The impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of the Company with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, the Company must compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the lesser of that excess or the carrying amount of goodwill. See Note C for an expanded discussion of the Company’s fiscal 2003 adoption of SFAS No. 141 and SFAS No. 142 and for a summary of impairment charges recorded during fiscal 2003. No additional impairment was indicated for fiscal 2004.

      Other Assets: Other Assets at February 29, 2004 is comprised of $2.8 million of restricted cash used to collateralize a portion of the Company’s new line of credit, $0.6 million of restricted certificates of deposit, refundable deposits and long-term debt issuance costs. The CDs are pledged in support of a letter of credit issued on behalf of the Company to guarantee its performance under a long-term, international managed services contract. The letter of credit expires September 2004. In fiscal 2003, Other Assets was comprised of refundable deposits, deferred costs associated with one of the Company’s managed service contracts, $0.6 million of restricted certificates of deposit and $0.7 million of long-term debt issuance costs. The deferred costs associated with a managed service contract were amortized to expense during fiscal 2004. The majority of the long-term debt issuance costs were expensed during fiscal 2004 in connection with the refinancing of the Company’s debt.

      Deferred Income: Deferred income is comprised primarily of amounts collected but not yet earned under annual maintenance and software support contracts. The Company recognizes revenue from such contracts ratably over the term of the contracts.

      Derivatives: From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company’s then outstanding floating rate debt to a fixed rate basis.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of February 29/28, 2004, or 2003.

      Prior to March 1, 2001, the Company did not assign a value to the interest rate swaps, and gains and losses from the swaps were included on the accrual basis in interest expense. Effective March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities, as amended (“Statement No. 133”), which required that the Company record an asset or liability for the fair value of its derivatives and that it mark such asset or liability to market on an ongoing basis. Because the Company’s interest rate swaps were defined as cash flow hedges, changes to the derivative’s market value were initially reported at the adoption of the Statement as a component of accumulated other comprehensive loss to the extent that the hedge was determined to be effective. Such changes were subsequently reclassified into earnings when the related transaction (the quarterly payment of variable rate interest) affected earnings. Changes in market value attributable to the ineffective portion of a hedge were reported in earnings immediately as incurred.

      The Company had no other derivative instruments during fiscal 2004, 2003 and 2002.

      Product Warranties: The Company provides limited warranties on the sale of certain of its solutions in the U.S. Such warranties cover routine bug-fixes and hardware problems and do not provide a right to system upgrades and enhancements. The warranties are typically valid for one year. At February 29/28, 2004 and 2003, the Company’s accrued warranty costs totaled $1.0 million and $0.8 million, respectively.

      Revenue Recognition: The Company recognizes revenue from the sale of hardware and software solutions, from the delivery of maintenance and other customer services associated with installed solutions and from the provision of its enhanced telecommunications services and IVR applications on a managed service basis. The Company’s policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition”, as amended (SOP 97-2), SEC Staff Accounting Bulletin No. 104 (SAB 104) and EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element as evidenced by vendor specific objective evidence. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements. The adoption of EITF 00-21 during fiscal 2004 had no material effect on the Company’s results of operations.

      Sale of Hardware and Software Solutions: Many of the Company’s sales are of customized software or customized hardware/ software solutions. Such solutions incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. Sales of these customized solutions are accounted for using contract accounting principles under either the percentage of completion (POC) or completed contract methodology as further described below. In other instances, particularly in situations where the Company sells to distributors or where the Company is supplying only additional product capacity (i.e., similar hardware and software solutions to what is already in place) for an existing customer, the Company may sell systems that do not require significant customization. In those situations, revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.

      Generally, the Company uses POC accounting for its more complex custom solutions. In determining whether a particular sale qualifies for POC treatment, the Company considers multiple factors including the value of the contract and the degree of customization inherent in the project. Projects normally must have an aggregate value of more than $500,000 to qualify for POC treatment. For a project accounted for under the

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

POC method, the Company recognizes revenue as work progresses over the life of the project based on a comparison of actual labor inputs (labor hours worked) to current estimates of total labor inputs required to complete the project. Project estimates are reviewed and updated on a quarterly basis. Unbilled receivables accrued under this POC methodology totaled $8.8 million (34.0% of total net receivables) and $4.9 million (19.0% of total net receivables) at February 29/28, 2004 and 2003, respectively. The Company expects to bill and collect unbilled receivables as of February 29, 2004 within the next twelve months.

      The terms of most POC projects require customers to make interim progress payments during the course of the project. Such payments and a written customer acknowledgement at the completion of the project, usually following a final customer test phase, document the customer’s acceptance of the project. In some circumstances, the passage of a contractually defined time period or the customer’s use of the system in a live operating environment may also constitute final acceptance of a project.

      The Company uses completed contract accounting for smaller custom projects not meeting the POC thresholds described above. The Company also uses completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that the Company’s ability to make reasonable estimates is in doubt or where a sale is subject to unusual “inherent hazards” that make the Company’s estimates doubtful. Such hazards are unrelated to, or only incidentally related to, the Company’s typical activities and include situations where the enforceability of a contract is suspect, completion of the contract is subject to pending litigation, or where the solutions produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, the Company recognizes revenue upon customer acceptance as evidenced by a written customer acknowledgement, the passage of a contractually defined time period or the customer’s use of the system in a live operating environment.

      The Company generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its solution or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in the Company recognizing revenue on a “cash basis”, limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

      Sale of Maintenance and Other Customer Services: The Company recognizes revenue from maintenance and other customer services when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.

      Sale of Managed Services: The Company can provide enhanced communications solutions to customers on an outsourced basis through its managed service business. While specific arrangements can vary, the Company generally builds a customized solution to address a specific customer’s business need and then owns, monitors, and maintains that system, ensuring that it processes the customer’s business transactions in accordance with defined specifications. For its services, the Company generally receives a one-time setup fee paid at the beginning of the contract and a service fee paid monthly over the life of the contract. Most contracts range from 12 to 36 months in length.

      The Company combines the setup fee and the total service fee to be received from the customer and recognizes revenue ratably over the term of the managed service contract. The Company capitalizes the cost of the computer system(s) and related applications used to provide the service and depreciates such costs over

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the contract life (for assets unique to the individual contract) or the life of the equipment (for assets common to the general managed service operations or for assets whose useful lives are shorter than the related contract term). All labor and other period costs required to provide the service are expensed as incurred.

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

      Advertising Costs: Advertising costs are expensed as incurred. Advertising expense was $0.9 million in fiscal 2004, $1.2 million in fiscal 2003 and $1.4 million in fiscal 2002.

      Income Taxes: Deferred income taxes are recognized using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company provides a valuation allowance for deferred tax assets in circumstances where it does not consider realization of such assets to be more likely than not. This is a highly subjective assessment and requires the Company to evaluate the predictability of future taxable income while considering the significant losses the Company incurred in fiscal 2003 and 2002. In general, the Company does not anticipate reversing valuation allowances associated with deferred tax assets of its U.S. and U.K. operations until the earlier of the time that the underlying deferred tax assets are realized or the time at which the respective taxable entities’ actual results have demonstrated a sustained profitability and their projected results support the Company’s ability to realize the deferred tax assets currently being reserved.

      Stock Compensation: The Company accounts for its stock-based employee compensation using the intrinsic value method as defined in Accounting Principles Board Statement No. 25 (APB 25). Under this approach, the Company recognizes expense at the grant date of an option only to the extent that the fair value of the related common stock at the grant date exceeds the exercise price of the option. In practice, the Company typically grants options at an exercise price equal to the fair value of the stock on the grant date, and, accordingly, the Company typically does not recognize any expense upon the granting of an option. Because the Company has elected this treatment, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148) require disclosure of pro forma information which provides the effects on net income (loss) and net income (loss) per share as if the Company had accounted for its employee stock awards under the fair value method prescribed by SFAS 123.

      The fair value of the Company’s employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2004, 2003 and 2002, respectively: risk-free interest rates of 2.34%, 2.95% and 3.71%; stock price volatility factors of 1.22, 1.11 and 0.96; and expected option lives of 3.03 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 2004, 2003 and 2002 was $5.90, $1.95 and $7.44, respectively. A reconciliation of the Company’s actual net income (loss) and net income (loss) per diluted common share to its pro forma net

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) and net income (loss) per diluted common share using the fair value method of accounting for stock options for fiscal 2004, 2003 and 2002 is as follows (in millions, except per share data):

	2004	2003	2002

Net income (loss) as reported	$11.3	$(66.4)	$(44.7)
Add: stock-based employee compensation expense included in reported net income net of related tax effect	.3	—	—
Deduct: total stock-based employee compensation expense determined under fair value method, net of related tax effect	(4.1)	(2.5)	(5.9)

Pro forma net income (loss)	$7.5	$(68.9)	$(50.6)

Net income (loss) per share:
Diluted — as reported	$0.32	$(1.95)	$(1.34)
Diluted — pro forma	$0.21	$(2.02)	$(1.51)

      As noted above, the pro forma stock-based compensation expense and related per share data shown above are estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the estimate of the fair value of stock-based compensation, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such compensation.

Note C — Change in Accounting Principle for Goodwill and Other Intangible Assets

      Effective March 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the “Statements”). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on at least an annual basis.

      In adopting the Statements, the Company first reclassified $2.7 million of intangible assets associated with its assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. The Company then allocated its adjusted goodwill balance of $19.2 million to its then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, the Company determined that the goodwill associated with its Networks division was fully impaired, and, accordingly, it recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division’s sales and profitability. Effective August 1, 2002, the Company combined its divisions into a single integrated organizational structure in order to address changing market demands and global customer requirements. The Company conducted its required annual test of goodwill impairment during the fourth quarters of fiscal 2004 and fiscal 2003. No additional impairment of goodwill was indicated.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the years ended February 29, 2004 and February 28, 2003 are as follows (in millions):

	2004	2003

Balance at beginning of year, net	$3.4	$16.5
Reclassification of assembled workforce, net of deferred income taxes, upon adoption of SFAS No. 141	—	2.7
Transitional impairment loss upon adoption of SFAS No. 142	—	(15.8)

Balance at end of year	$3.4	$3.4

      As required by SFAS No. 142, the following table of proforma net income (in millions) and earnings per share presents summary results for fiscal 2004, fiscal 2003 and fiscal 2002 adjusted to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized as a result of the Company’s adoption of SFAS No. 141 and 142.

	For the Year Ended
	February 29/28

	2004	2003	2002

Reported net income (loss)	$11.3	$(66.4)	$(44.7)
Add back goodwill amortization	—	—	2.6
Add back assembled workforce amortization	—	—	1.8

Adjusted net income (loss)	$11.3	$(66.4)	$(40.3)

Basic earnings per share:
Reported net income (loss)	$0.33	$(1.95)	$(1.34)
Add back goodwill amortization	—	—	0.08
Add back assembled workforce amortization	—	—	0.06

Adjusted net income (loss)	$0.33	$(1.95)	$(1.21)

Diluted earnings per share:
Reported net income (loss)	$0.32	$(1.95)	$(1.34)
Add back goodwill amortization	—	—	0.08
Add back assembled workforce amortization	—	—	0.06

Adjusted net income (loss)	$0.32	$(1.95)	$(1.21)

      Intangible assets other than goodwill at February 29, 2004 and February 28, 2003 are comprised of the following (in millions):

		February 29, 2004

		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relations	10 years	$18.6	$13.3	$5.3
Developed technology	5 years	20.2	19.7	0.5
Other intangibles	5-12 years	2.0	1.4	0.6

Total		$40.8	$34.4	$6.4

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		February 28, 2003

		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relations	10 years	$18.6	$12.3	$6.3
Developed technology	5 years	20.2	17.9	2.3
Other intangibles	5-12 years	2.7	2.0	0.7

Total		$41.5	$32.2	$9.3

      The estimated amortization expense attributable to these intangible assets for each of the next five years and thereafter is as follows (in millions):

Fiscal 2005	$1.7
Fiscal 2006	$1.2
Fiscal 2007	$1.1
Fiscal 2008	$1.1
Fiscal 2009	$1.0
Thereafter	$0.3

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

Note D — Inventory

      Inventory at February 29/28 consists of the following (in millions):

	2004	2003

Purchased parts	$4.1	$5.0
Work in progress	4.3	3.9

	$8.4	$8.9

      The Company recorded approximately $4.1 million in special charges during fiscal 2003 to reduce the carrying value of inventories. See Note J.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E — Accrued Expenses

      Accrued expenses consisted of the following at February 29/28 (in millions):

	2004	2003

Accrued compensation and other employee related costs, including accrued vacation	$5.7	$5.8
Other	6.2	6.9

	$11.9	$12.7

Note F — Long-Term Borrowings

      At February 29/28, 2004 and 2003, the Company’s long-term debt was comprised of the following (in millions):

	February 29/28

	2004	2003

Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; principal due May 28, 2005	$8.5	$10.5
Revolving line of credit, interest payable monthly, accruing at a rate equal to the prime rate plus 0.25% or the London Inter-Bank Offering Rate plus 1.75%; (2.875% at February 29, 2004)	4.6	—
Amortizing term loan, principal due in equal monthly installments of approximately $0.3 million; interest payable monthly, accruing at a rate equal to the prime rate plus 2.75%; refinanced during fiscal 2004	—	8.6

Total debt outstanding	13.1	19.1
Less: current portion	0.0	(3.3)

Long-term debt, net of current portion	$13.1	$15.8

New Line of Credit

      In January 2004, the Company entered into a new credit agreement with a lender which provides for a revolving line of credit equal to the lesser of $5.5 million or a defined borrowing base comprised of eligible U.S. accounts receivable and $2.8 million held in a cash collateral account ($11.0 million at February 29, 2004). Initial borrowings under the revolving line of credit of $4.6 million were used to retire indebtedness then outstanding under an amortizing term loan. The Company may borrow, partially or wholly repay its outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed the available borrowing base. The revolving line of credit agreement expires on January 31, 2007.

      The new credit agreement contains terms, conditions and representations that are generally customary for asset-based credit facilities including requirements that the Company comply with certain significant financial and operating covenants. In particular, the Company will have to maintain income after taxes of not less than $1.00 for any fiscal year and for any two consecutive fiscal quarters. The Company will also have to maintain a Fixed Charge Ratio (EBITDA divided by Fixed Charges, as such terms are defined in the agreement) for each prior four quarter period of at least 1.5 to 1.0, and a total Funded Debt (as such term is defined in the agreement) to EBITDA ratio of not greater than 1.5 to 1.0 as of each fiscal year end. In addition, the Company is prohibited from making capital expenditures in excess of $8.0 million in any fiscal year, from incurring more than $3.0 million in new purchase money and bank indebtedness and from incurring operating

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease expense (other than for building rents) in excess of $3.0 million for any fiscal year, all without prior lender approval.

      Borrowings under the new credit agreement are secured by first liens on the Company’s accounts receivable, general intangibles, equipment and inventory. The new agreement also requires the Company to maintain a minimum balance of $2.8 million in a cash collateral account to further secure the loan. This cash account is included in Other Assets in the accompanying consolidated balance sheets. The agreement also contains cross-default provisions with respect to the mortgage loan on the Company’s headquarters, such that an event of default under the mortgage loan creates a default under the new credit agreement. As of February 29, 2004, the Company was in compliance with all financial and operating covenants.

Mortgage Loan

      In May 2002, the Company entered into a $14.0 million mortgage loan secured by a first lien on the Company’s Dallas headquarters. Proceeds from the loan were used to partially repay amounts outstanding under other debt that existed at the time. During fiscal 2004 and fiscal 2003, the Company made discretionary principal payments of $2.0 million and $3.5 million, respectively. In March 2004, the Company made an additional discretionary payment of $0.5 million. Under the terms of the mortgage loan, the Company must maintain at least $5.0 million in net equity as of the end of each of its fiscal quarters beginning with the quarter ending August 31, 2004. The Company expects to refinance the mortgage loan prior to its maturity in May 2005.

Convertible Notes, Warrants and Registration Requirements

      On May 29, 2002, the Company entered into a securities purchase agreement, by and among the Company and the buyers named therein, pursuant to which the buyers agreed to purchase convertible notes in an aggregate principal amount of $10.0 million, convertible into shares of the Company’s common stock, and warrants which give the holders the right to purchase from the Company, for a period of three years from the date the warrants were issued, an aggregate of 621,304 shares of the Company’s common stock for $4.0238 per share. Under certain circumstances, this “purchase” may be accomplished through a cashless exercise. Both the number of warrants and the exercise price of the warrants are subject to antidilution adjustments as set forth in the warrants. The fair value ($1.1 million) of the warrants issued by the Company was recorded as a discount on the convertible notes. The convertible notes were subsequently repaid in full during fiscal 2003 using the proceeds of a $10.0 million term loan, which loan was itself refinanced during fiscal 2004 using the proceeds of the new line of credit agreement as discussed above. The Company’s obligations under the warrants remain in force and are unaffected by the redemption in fiscal 2003 of the convertible notes.

      The Company and the buyers also entered into a registration rights agreement, dated as of May 29, 2002, pursuant to which the Company has filed a registration statement on Form S-3 covering the resale of the warrant shares. The registration statement became effective on June 27, 2002. The Company is required to maintain the effectiveness of the registration statement until the earlier of the date the underlying common stock may be resold pursuant to Rule 144(k) under the Securities Act of 1933 or the date on which the sale of all the underlying common stock is completed. The Company is subject to various penalties, including cash penalties, for failure to meet its registration obligations and the related stock exchange listing for the underlying common stock.

Costs Associated with Refinancings

      During fiscal 2004, the Company expensed $0.5 million of unamortized debt issuance costs associated with the term loan that was retired when the Company entered into its new line of credit agreement. During fiscal 2003, the Company recognized a loss of approximately $1.9 million on the early extinguishment of the

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible notes. The loss included a $0.5 million early conversion premium and the write off of unamortized debt issuance costs and unamortized discount associated with the convertible notes.

Use of Interest Rate Swap Arrangements

      From July 1999 through October 2001, the Company used interest rate swap arrangements to hedge the variability of interest payments on its variable rate credit facilities. While in effect, the swap arrangements essentially converted the Company’s then outstanding floating rate debt to a fixed rate basis. The Company terminated its swap arrangements in October 2001 in response to the continued downward movement in interest rates during fiscal 2002 and had no derivative contracts in place as of February 29/28, 2004 and 2003.

Cash Interest Paid

      The Company made interest payments totaling $2.0 million, $2.5 million, and $5.2 million in fiscal 2004, 2003 and 2002, respectively. The fiscal 2002 amount included $1.8 million paid in connection with the interest rate swap arrangements as discussed above.

Note G — Income Taxes

      Income (loss) before income taxes and the cumulative effect of a change in accounting principle attributable to domestic and foreign operations was approximately $7.2 million and $7.5 million, respectively, in fiscal 2004, $(51.7) million and $0.4 million, respectively, in fiscal 2003 and $(56.9) million and $1.8 million, respectively, in fiscal 2002.

      Details of the income tax provision (benefit) attributable to income (loss) before income taxes and the cumulative effect of a change in accounting principle are as follows (in millions):

	2004	2003	2002

Income tax provision (benefit):
Current:
Federal	$2.0	$(3.1)	$4.4
State	0.3	—	0.3
Foreign	1.1	0.1	1.8

Total current	3.4	(3.0)	6.5

Deferred:
Federal	—	1.4	(12.8)
State	—	—	(3.4)
Foreign	—	0.8	(0.7)

Total deferred	—	2.2	(16.9)

	$3.4	$(0.8)	$(10.4)

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the Company’s income taxes (benefit) with the United States federal statutory rate is as follows (in millions):

	2004	2003	2002

Federal income taxes (benefit) at statutory rates	$5.1	$(18.0)	$(19.3)
Deemed dividends and other taxable income from wholly owned foreign subsidiaries	13.6	—	—
Operating losses and credit carryforwards not benefited	—	18.1	7.7
Change in US federal tax law, net of related IRS audit issues	—	(3.0)	—
Change in valuation allowance, primarily in fiscal 2004 as a result of the use of net operating losses carried forward from prior years	(13.8)	2.2	—
Goodwill amortization and impairment	—	—	2.2
Effect of non-US rates	—	—	0.5
State taxes, net of federal effect	0.3	—	—
Other	(1.8)	(0.1)	(1.5)

	$3.4	$(0.8)	$(10.4)

      Income taxes (refunds), net, of $0.8 million, $(7.9) million, and $4.1 million were paid (received) in fiscal 2004, 2003 and 2002, respectively.

      The Company’s U.S. taxable income for fiscal 2004 included distributions deemed to have been made to the Company as an U.S. entity from several of its foreign subsidiaries, including, particularly, its U.K. subsidiary. Such deemed distributions stemmed from the existence of intercompany debt owed by the U.S. entity to certain of its foreign subsidiaries and from the pledging of certain U.K. assets as collateral for the Company’s term loan which was outstanding for a portion of the year.

      During fiscal 2004, the Company used net operating losses carried forward from previous years to reduce its current taxes payable in the U.S. The use of these losses and the related reversal of previously established valuation allowances associated with the loss carryforwards reduced the Company’s U.S. and consolidated tax provisions for fiscal 2004 and also gave rise to $1.0 million in credits to equity for portions of the loss carryforwards related to stock options and other equity issues.

      During fiscal 2004, the Company reached final settlement with the Internal Revenue Service regarding previously disclosed audits of the Company’s federal income tax returns for its fiscal years 2000 and 2001. In the settlement, the Company lost the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001 and repaid approximately $2.1 million of refunds previously received from the IRS plus approximately $0.5 million in accrued interest. The final settlements had been anticipated in the Company’s fiscal 2003 net tax provision and had no material effect on the tax provision or net income for fiscal 2004.

      During fiscal 2004, the Company’s wholly owned subsidiary, Brite Voice Systems, Inc. (“Brite”), reached final settlement with the IRS regarding a disputed Notice of Deficiency relating to Brite’s August 1999 federal income tax return. As a result of the settlement, the Company reversed approximately $1.2 million of taxes payable it had accrued in prior years in response to the IRS challenge. The effect of this settlement is included within “other” in the fiscal 2004 rate reconciliation table shown above.

      During fiscal 2003, United States tax law was amended to allow companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, during the first quarter of fiscal 2003, the Company used $21.5 million of its previously reported net operating loss carryforwards and $0.4 million of its previously

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported tax credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises. Also during fiscal 2003, the Company became aware of the audit issues described above associated with its fiscal 2000 and 2001 U.S. tax returns and recorded a charge of approximately $2.7 million as part of its tax provision for the year.

      Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at February 29/28 (in millions):

	2004	2003

Deferred Tax Assets:
Net operating loss carryforwards	$0.1	$15.8
Tax credit carryforwards	7.4	5.6
Inventory	2.3	2.4
Accrued expenses	2.1	2.8
Deferred revenue	0.8	1.0
Allowance for doubtful accounts	0.3	0.7
Depreciation and amortization	1.7	2.3
Intercompany interest	1.2	—
Other items	1.8	2.3

Total deferred tax assets	17.7	32.9
Valuation allowance	(15.5)	(29.3)

Net deferred tax assets	2.2	3.6

Deferred tax liabilities:
Acquisition-related identified intangibles	(2.0)	(3.0)
Other items	(0.2)	(0.6)

Total deferred tax liabilities	(2.2)	(3.6)

Net deferred tax assets	$—	$—

      At February 29, 2004, the Company had U.S. net operating loss carryforwards totaling $0.3 million. This amount, if not used, will expire in 2023. At February 29, 2004 the Company also had $3.8 million, $1.6 million and $0.6 million in US research and development, foreign tax credit and alternative minimum tax credit carryforwards, respectively, and $1.3 million in UK foreign tax credits. If unused, the R&D tax credit carryforwards will begin to expire in 2019, and the foreign tax credit carryforwards will begin to expire in 2005.

      During fiscal 2003 and fiscal 2002, the Company established a valuation allowance against its net deferred tax assets. Although the Company earned a profit in fiscal 2004 and was able to use some previously reserved net operating loss carryforwards, the Company believes the existence of losses in its U.S. operations in recent years and the dependency of its international subsidiaries on continuing U.S. operations prevent it from concluding that it is more likely than not that its deferred tax assets will be realized.

      In fiscal 2002, the Company did not provide a valuation allowance for deferred assets associated with its foreign subsidiaries. In providing such a reserve during fiscal 2003, the Company recognized tax expense totaling $0.8 million to increase the valuation allowance for net foreign deferred tax assets that existed at February 28, 2002. Also during fiscal 2003, and as further discussed in Note C, the Company reduced its deferred tax liabilities by $1.4 million in connection with the reclassification of its assembled workforce

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible asset to goodwill. As a result of this transaction, the Company increased the valuation allowance associated with its U.S. net deferred tax asset by $1.4 million.

Note H — Stockholders’ Equity

      The Company has six plans under which options may be issued to employees and/or non-employee members of the Company’s Board of Directors. As of February 29, 2004, 7,404,598 shares of common stock were reserved for future issuance under all option plans as follows:

	Shares Available For

	Outstanding	Future Stock
Plan Name	Stock Options	Option Grants

1990 Employee Stock Option Plan	790,768	—
1990 Non-Employee Option Plan	69,000	—
1998 Employee Non-Qualified Plan	338,669	18,500
1999 Non-Qualified Plan	3,290,229	215,224
2003 Stock Option Plan	1,619,800	380,200
Employee Stock Purchase Plan	103,808	578,400

Total	6,212,274	1,192,324

      Options outstanding at February 29, 2004 are summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
Exercise Prices	Shares	Exercise Price	in Years

$1.02 — $ 5.53	2,025,095	$3.10	6.78
$6.06 — $ 7.12	2,629,619	$6.81	8.28
$7.52 — $28.88	1,557,560	$12.25	6.32

	6,212,274

      Options exercisable at February 29, 2004 are summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
Exercise Prices	Shares	Exercise Price	in Years

$1.02 — $ 5.53	1,101,759	$4.35	5.06
$6.06 — $ 9.56	1,113,671	$6.56	6.46
$9.69 — $28.88	1,212,985	$13.12	5.90

	3,428,415

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

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or ten years after the date of grant. Options becoming exercisable at 20% or 25% per year expire ten years after the date of grant.

		Weighted Average
		Exercise Price
	Shares	Per Share

Balance at February 28, 2001	1,923,302	$6.82
Granted	—	—
Exercised	(229,184)	5.05
Forfeited	(22,234)	6.65

Balance at February 28, 2002	1,671,884	$7.06
Granted	—	—
Exercised	(14,286)	4.92
Forfeited	(43,638)	4.92

Balance at February 28, 2003	1,613,960	$7.14
Granted	—	—
Exercised	(666,560)	9.20
Forfeited	(156,632)	8.02

Balance at February 29, 2004	790,768	$5.23

      Options for a total of 790,768 shares were exercisable at an average price of $5.23 at February 29, 2004.

1990 Non-Employee Option Plan

      Under the 1990 non-employee stock option plan, nonqualified stock options were issued to non-employee members of the Company’s Board of Directors in accordance with a formula prescribed by the plan. Option prices per share are the fair market value per share based on the closing per share price on the date of grant. Each option became exercisable within the period specified in the optionee’s agreement and is exercisable for 10 years from the date of grant.

		Weighted Average
		Exercise Price
	Shares	Per Share

Balance at February 28, 2001	84,000	$7.35
Granted	—	—
Exercised	(8,000)	6.97

Balance at February 28, 2002	76,000	$7.39
Granted	—	—
Exercised	—	—

Balance at February 28, 2003	76,000	$7.39
Granted	—	—
Exercised	(7,000)	4.88

Balance at February 29, 2004	69,000	$7.64

      Options for a total of 69,000 shares were exercisable at an average price of $7.64 at February 29, 2004.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Weighted Average
		Exercise Price
	Shares	Per Share

Balance at February 28, 2001	717,005	$6.47
Granted	—	—
Exercised	(328,671)	7.03
Forfeited	(12,916)	9.27

Balance at February 28, 2002	375,418	$5.83
Granted	87,000	2.43
Exercised	(3,750)	4.88
Forfeited	(51,168)	8.87

Balance at February 28, 2003	407,500	$4.73
Granted	90,919	2.06
Exercised	(136,250)	4.77
Forfeited	(23,500)	3.96

Balance at February 29, 2004	338,669	$4.05

      Options for a total of 199,123 shares were exercisable at an average price of $5.34 at February 29, 2004.

1999 Non-Qualified Plan

      During fiscal 2000, the Company adopted a stock option plan under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as non-qualified stock options to key employees and non-employee members of the Company’s Board of Directors. Option prices per share are the fair market value per share of stock based on the average of the high and low price per share on the date of grant. The Company has granted options to employees at various dates with terms under which the options become exercisable at a rate of 25% or 33% per year and are exercisable for a period of ten years after the date of grant. In addition, the Company has granted options to non-employee directors at various dates

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with terms under which the options become exercisable within the period specified in the optionee’s agreement, generally one year. Such options are exercisable for a period of ten years from the date of grant.

		Weighted Average
		Exercise Price
	Shares	Per Share

Balance at February 28, 2001	3,409,937	$10.50
Granted	259,000	11.47
Exercised	(168,223)	8.27
Forfeited	(317,398)	11.37

Balance at February 28, 2002	3,183,316	$10.62
Granted	907,750	1.86
Exercised	—	—
Forfeited	(677,520)	10.33

Balance at February 28, 2003	3,413,546	$8.35
Granted	548,856	2.77
Exercised	(316,324)	5.14
Forfeited	(355,849)	10.65

Balance at February 29, 2004	3,290,229	$7.48

      Options held by employees and non-employees for 2,198,524 and 96,000 shares, respectively, were exercisable at average prices of $9.56 and $7.63, respectively, at February 29, 2004.

2003 Stock Option Plan

      During fiscal 2004, the Company adopted a stock option plan under which shares of common stock may be authorized for issuance by the Compensation Committee of the Board of Directors as non-qualified stock options to employee and non-employee members of the Company’s Board of Directors. Option prices per share are the fair market value per share of stock based on the average of the high and low price per share on the date of grant. The Company has granted options to employee and non-employee directors at various dates with terms under which the options become exercisable within the period specified in the optionee’s agreement, generally one to three years. Such options are exercisable for a period of ten years from the date of grant.

		Weighted Average
		Exercise Price
	Shares	Per Share

Balance at February 28, 2003	$—	—
Granted	1,632,100	7.16
Exercised	—	—
Forfeited	(12,300)	7.12

Balance at February 29, 2004	1,619,800	$7.16

      Options for a total of 75,000 shares were exercisable at an average price of $7.12 at February 29, 2004.

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan under which options are granted to eligible employees in accordance with a formula prescribed by the plan and are exercised automatically at the end of a

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one-year payroll deduction period. The plan was amended during fiscal 2004 to increase the aggregate shares available for issuance under the plan to 2,000,000. The option period consists of the 12-month period beginning January 1 and ending the following December 31. Option prices are 85% of the lower of the closing price per share of the Company’s common stock on the option grant date or the option exercise date.

		Weighted Average
		Exercise Price
	Shares	Per Share

Balance at February 28, 2001	236,505	$5.80
Granted	130,518	10.29
Exercised	(194,455)	5.84
Forfeited	(42,050)	5.62

Balance at February 28, 2002	130,518	$10.29
Granted	498,369	1.84
Exercised	(63,885)	1.62
Forfeited	(66,633)	1.69

Balance at February 28, 2003	498,369	$1.84
Granted	103,808	10.09
Exercised	(444,517)	1.84
Forfeited	(53,852)	1.84

Balance at February 29, 2004	103,808	$10.09

      As of February 29, 2004, no options were exercisable under this plan.

Restricted Stock Plan

      During fiscal 1996, the Company adopted a Restricted Stock Plan. Shares issued to senior executives were earned based on the achievement of certain targeted share prices and the continued service of each executive for a two-year period after each target was met. Shares were available for annual grants to other key executives as a component of their annual bonuses on the achievement of targeted annual earnings per share objectives and the completion of an additional two years of service after the grant.

      Activity related to restricted stock was as follows:

Senior
Executive
Plan

Balance at February 28, 2001	87,164
Vested	(87,164)

Balance at February 28, 2002	—

      There was no activity during fiscal 2004 or fiscal 2003 in the Restricted Stock Plan. On June 24, 2003 the Company terminated the Restricted Stock Plan.

Preferred Share Purchase Rights

      One Preferred Share Purchase Right is attached to each outstanding share of the Company’s common stock. The rights will become exercisable upon the earlier to occur of ten days after the first public announcement that a person or group has acquired beneficial ownership of 20 percent or more, or ten days after a person or group announces a tender offer that would result in beneficial ownership of 20 percent or

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more, of the Company’s outstanding common stock. At such time as the rights become exercisable, each right will entitle its holder to purchase one eight-hundredth of a share of Series A Preferred Stock for $37.50, subject to adjustment. If the Company is acquired in a business combination transaction while the rights are outstanding, each right will entitle its holder to purchase for $37.50 common shares of the acquiring company having a market value of $75. In addition, if a person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, for $37.50, a number of shares of the Company’s common stock having a market value of $75. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of the Company’s outstanding common stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of the Company’s common stock on a one-for-one basis. At any time prior to the acquisition of such a 20 percent position, the Company can redeem each right for $0.00125. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than 10 percent if, in its judgment, it is to the Company’s benefit to do so. The rights expire in May 2011.

Accumulated Other Comprehensive Loss

      Changes in accumulated other comprehensive loss are as follows (in millions):

	Foreign	FAS 133
	Currency	Derivative
	Translation	Liability
	Adjustments	Adjustments	Total

Balance at February 28, 2001	$(4.0)	$—	$(4.0)
Foreign currency translation adjustments	(1.7)	—	(1.7)
Cumulative effect of adopting FAS 133, net of tax effect of $0.3	—	(0.4)	(0.4)
Reclassification of derivative losses into earnings, net of tax effect of $(0.1)	—	0.2	0.2

Balance at February 28, 2002	$(5.7)	$(0.2)	$(5.9)
Foreign currency translation adjustments	2.3	—	2.3
Reclassification of derivative losses into earnings, net of tax effect of $(0.1)	—	0.2	0.2

Balance at February 28, 2003	$(3.4)	$—	$(3.4)
Foreign currency translation adjustments	2.8	—	2.8

Balance at February 29, 2004	$(0.6)	$—	$(0.6)

Note I — Leases

      Rental expense, before the effect of special charges discussed in Note J, was $1.9 million, $2.5 million and $3.9 million in fiscal 2004, 2003 and 2002, respectively. Rental costs in all years generally related to office and manufacturing facility leases. The lease agreements include renewal provisions and require the Company

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to pay taxes, insurance and maintenance costs. At February 29, 2004, the Company’s commitments for minimum rentals under noncancelable operating leases were as follows (in millions):

Fiscal Year	Amount

2005	$3.1
2006	$2.2
2007	$1.4
2008	$1.1
2009	$0.8
Thereafter	$0.9

      Of the total commitments under noncancelable operating leases, $1.0 million has already been charged to expense as of February 29, 2004 in connection with the fiscal 2003 and 2002 special charges described in Note J.

Note J — Special Charges

Fiscal 2004

      During fiscal 2004, the Company incurred severance charges of approximately $1.4 million in connection with a reduction in workforce affecting 56 positions. In addition, the Company incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, under the terms of a separation agreement with the Company’s former Chief Financial Officer who resigned to pursue other opportunities.

      The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for fiscal 2004 (in millions).

			Selling,
	Cost of	Research &	General &
	Goods Sold	Development	Administrative	Total

Severance payments and related benefits	$0.6	$0.2	$0.6	$1.4
Separation settlement	—	—	0.8	0.8

Total	$0.6	$0.2	$1.4	$2.2

      As of February 29, 2004, all cash charges had been paid.

Fiscal 2003

      During fiscal 2003, the Company continued to implement actions designed to lower cost and improve operational efficiency. It also reviewed its intangible assets for evidence of impairment in light of changes in its business and continued softness in the world-wide telecommunications networks markets. (See Note C.)

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the effect of the special charges on fiscal 2003 operations by financial statement category (in millions).

	Cost of	Research &		Other	Impairment of
	Goods Sold	Development	SG&A	Expenses	Intangibles	Total

Write down of intangible assets	$—	$—	$—	$—	$16.7	$16.7
Severance payments and related benefits	2.3	0.8	3.1	—	—	6.2
Facilities closures	0.2	0.1	0.4	—	—	0.7
Write down of excess inventories	4.1	—	—	—	—	4.1
Costs associated with loss contracts	4.7	—	—	—	—	4.7
Loss on early extinguishment of debt	—	—	—	1.9	—	1.9

Total	$11.3	$0.9	$3.5	$1.9	$16.7	$34.3

      The severance and related costs recognized during fiscal 2003 related to three separate workforce reductions that affected a total of 273 employees. One of the reductions was associated with the Company’s consolidation of its separate Enterprise and Networks divisions into a single, integrated organizational structure. The charge also included costs associated with the resignation of the Networks division president during the first quarter of fiscal 2003. Costs related to facilities closures included $0.4 million for the closure of the Company’s leased facility in Chicago, Illinois and $0.3 million associated with the closure of a portion of the Company’s leased facilities in Manchester, United Kingdom. The downsizing of the leased space in Manchester followed from the Company’s decision to consolidate virtually all of its manufacturing operations into its Dallas, Texas facilities. The inventory adjustments reflected the Company’s continued assessment of its inventory levels in light of sales projections, the decision to eliminate the U.K. manufacturing operation and the consolidation of the business units. The charges for loss contracts reflected the costs incurred on two contracts which are expected to result in net losses to the Company upon completion. The loss on early extinguishment of debt included $1.4 million in non-cash charges to write-off unamortized debt discount and unamortized debt issue costs and $0.5 million in prepayment premiums. As of February 29, 2004, all cash charges had been paid.

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

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the effect of these special charges on fiscal 2002 operations by financial statement category (in millions).

	Cost of	Research &		Impairment
	Goods Sold	Development	SG&A	of Intangibles	Total

Write down of intangible assets and inventories associated with discontinued product lines	$4.4	$—	$0.3	$11.7	$16.4
Write down of excess inventories	6.5	—	—	—	6.5
Severance payments and related benefits	2.2	0.8	2.2	—	5.2
Facilities closures	—	—	4.2	—	4.2
Write down of non-productive fixed assets	0.3	0.7	0.1	—	1.1

Total	$13.4	$1.5	$6.8	$11.7	$33.4

      The $11.7 million write down of intangible assets reflected the impairment of the Brite tradename, the impairment of certain IVR technology acquired as part of the Brite acquisition and the impairment of related goodwill (See Note C). The $4.4 million write down of inventories and $0.3 million charge to SG&A related to the Company’s decision to discontinue sales of certain earlier versions of its payment and messaging systems that ran on a different hardware platform than that used by the current versions of those systems. The additional writedown of inventories totaling approximately $6.5 million related to items which the Company could continue to use in certain sales situations but which, given the slowdown in market demand, it held in excess quantities at the end of fiscal 2002.

      As part of its fiscal 2002 initiatives, the Company announced plans to forego expansion into existing leased space in Allen, Texas and to close its Jacksonville, Florida and Wichita, Kansas locations. As a result of these actions, the Company recorded charges of approximately $4.2 million, including approximately $3.8 million accrued for future lease commitments and approximately $0.4 million for accelerated depreciation expense arising from a reassessment of the useful lives of certain related property and equipment. As part of its overall facilities assessment, the Company also identified and wrote off approximately $1.1 million of fixed assets no longer being used by the Company. The Company completed the sale of its Wichita, Kansas office building on May 31, 2002. The $2.0 million in gross proceeds was used to pay down amounts outstanding under the Company’s then outstanding revolving credit facility. As of February 29, 2004, approximately $1.0 million of the accrued lease costs remained unpaid.

      The severance and related costs recognized in the fourth quarter of fiscal 2002 were associated with two workforce reductions that affected 198 employees. As of February 29, 2004 all amounts had been paid.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended February 29/28

	2004	2003	2002

	(In millions, except
	per share data)
Numerator:
Income (loss) before the cumulative effect of a change in accounting principle	$11.3	$(50.6)	$(44.7)
Cumulative effect on prior years of a change in accounting principle	—	(15.8)	—

Net income (loss)	$11.3	$(66.4)	$(44.7)

Denominator:
Denominator for basic earnings per share	34.4	34.0	33.4
Effect of dilutive securities — employee stock options	1.0	—	—
— outstanding warrants	0.3	—	—

Denominator for diluted earnings per share	35.7	34.0	33.4

Basic:
Income (loss) before the cumulative effect of a change in accounting principle	$0.33	$(1.49)	$(1.34)
Cumulative effect on prior years of a change in accounting principle	—	(0.46)	—

Net income (loss)	$0.33	$(1.95)	$(1.34)

Diluted:
Income (loss) before the cumulative effect of a change in accounting principle	$0.32	$(1.49)	$(1.34)
Cumulative effect on prior years of a change in accounting principle	—	(0.46)	—

Net income (loss)	$0.32	$(1.95)	$(1.34)

      Options to purchase 1,554,060, 6,009,375 and 5,437,136 shares of common stock at average exercise prices of $12.25, $7.23 and $9.14, respectively, were outstanding at February 29, 2004, February 28, 2003 and February 28, 2002, respectively, but were not included in the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive to the calculations. For fiscal 2004, the options would be anti-dilutive because the options’ exercise prices were greater than the average price of the Company’s shares for the year. For fiscal 2003 and 2002, the anti-dilution is due to the loss for the year.

Note L — Operating Segment Information and Major Customers

      The Company operates as a single, integrated business unit. The Company’s chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company’s product line includes IVR/portal solutions, messaging solutions, payment solutions, maintenance and related services, and managed services provided for customers on an outsourced or managed service provider basis. In prior years, the Company identified its sales of systems and related services as being sales to the Enterprise and Network markets. Generally sales of IVR/portal systems and related services were made to Enterprise customers, while sales of messaging and payment systems were made to Network customers. Going forward, the Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company is not able to provide the historical breakdown of Network system sales into its

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

messaging and payment systems components. The Company’s net sales by product line for fiscal 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

IVR/portal solution sales (Enterprise systems sales prior to fiscal 2004)	$54.2	$52.4	$77.6
Messaging solution sales (included in Network system sales prior to fiscal 2004)	10.8	—	—
Payment solution sales (included in Network system sales prior to fiscal 2004)	18.6	—	—
Network system sales	—	32.3	48.8

Total solution sales	83.6	84.7	126.4

Maintenance and related services sales	57.0	49.7	47.3
Managed services sales	24.7	21.8	37.9

Total recurring services sales	81.7	71.5	85.2

Total Company sales	$165.3	$156.2	$211.6

Geographic Operations

      Revenues are attributed to geographic locations based on locations of customers. The Company’s net sales by geographic area for fiscal years 2004, 2003 and 2002 were as follows (in millions):

Revenues:	2004	2003	2002

North America	$97.7	$91.5	$118.8
Central and South America	7.5	6.1	7.4
Pacific Rim	2.5	2.9	5.5
Europe, Middle East and Africa	57.6	55.7	79.9

Total	$165.3	$156.2	$211.6

      The Company’s fixed assets by geographic location are as follows (in millions):

Property and Equipment:	2004	2003

United States	$18.8	$17.8
United Kingdom	1.4	2.6

	$20.2	$20.4

Concentration of Revenue

      One customer, O2, formerly BT Cellnet, has purchased both solutions and managed services from the Company. Such combined purchases accounted for 10%, 11% and 15% of the Company’s total sales during fiscal 2004, 2003 and 2002, respectively. There were no other customers accounting for 10% or more of the Company’s sales during the three years ended February 29, 2004.

Note M — Concentrations of Credit Risk

      The Company sells systems directly to end-users and distributors primarily in the banking and financial, telecommunications, human resource, and healthcare markets. Customers are dispersed across different

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

geographic areas, primarily North America, Europe, the Middle East and Africa. Credit is extended based on an evaluation of a customer’s financial condition, and a deposit is generally required. The Company has made a provision for credit losses in these financial statements.

Note N — Employee Benefit Plan

      The Company sponsors an employee savings plan in the United States which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed three months of service are eligible to participate in the plan. The Company matches 50% of employee contributions up to 6% of the employee’s eligible compensation. Company contributions totaled $1.0 million, $1.1 million and $1.3 million in fiscal 2004, 2003 and 2002, respectively.

Note O — Contingencies

Intellectual Property Matters

      The Company provides its customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send the Company or its customers letters alleging that the Company’s products do or might infringe upon the owners’ intellectual property rights, and/or suggesting that the Company or its customers should negotiate a license or cross-license agreement with the owner. The Company’s policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company currently has a portfolio of 68 patents, and it has applied for and will continue to apply for and receive a number of additional patents to reflect its technological innovations. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement.

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

      None of the Company’s customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company’s products. One such customer who had attempted to tender the defense of its products to the Company recently informed the Company that the customer had entered into an agreement to license certain rights under the RAKTL patents and demanded the Company indemnify the customer for unspecified amounts, including attorney’s fees, paid in connection with the license agreement. The Company has notified the customer that the Company believes it does not have any indemnity obligation in connection with the license agreement.

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

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company believes that it and its officers complied with their obligations under the securities laws, and has vigorously defended the lawsuit. The Company responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to the Company’s request for dismissal. On August 8, 2002, the Court entered an order granting the Company’s motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.

      Plaintiffs filed an amended complaint on September 23, 2002. The Company has filed a motion to dismiss the amended complaint, and plaintiffs filed a response in opposition to the Company’s motion to dismiss. On September 15, 2003, the Court granted the Company’s motion to dismiss the amended class action complaint. Unlike the Court’s prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court’s order of dismissal entered on September 15, 2003. The plaintiffs filed their appellant brief on February 20, 2004 and the Company filed its brief in opposition to the plaintiff’s appeal on May 10, 2004.

Other Matters

      The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known lawsuits, including the matter described above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to the Company’s financial position or results of operations.

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

      The Company’s contracts with its customers generally contain qualified indemnifications against third party claims relating to the infringement of intellectual property as described in “Intellectual Property Matters” above.

      The Company’s contracts with its customers also generally contain warranties and, in some cases, general indemnifications against other unspecified third party and general liability claims. The Company has liability insurance protecting it against certain obligations, primarily certain claims related to property damage, that result from these indemnities.

      The Company is obligated under a $0.6 million letter of credit issued by a bank to guarantee the Company’s performance under a long-term international managed services contract. The letter of credit is fully collateralized by a restricted certificate of deposit and expires in September, 2004.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has employment agreements with three executive officers. Two of these agreements require the Company to make termination payments to the officer of two times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services following a change in ownership of the Company, as defined in the agreement, prior to the expiration of the agreement. If both officers with such agreements were terminated for one of the preceding reasons during fiscal 2005, the cost to the Company would range from $1.2 million to $1.8 million. The third employment agreement requires that in the event the officer’s services are terminated without cause, the Company either must make termination payments to the officer of one times the officer’s annual base compensation and accelerate vesting on 33,333 shares of Company common stock covered by a stock option or make termination payments to the officer of two times the officer’s annual base compensation. If the officer covered by this agreement were terminated during fiscal 2005, the Company would be required to make payments ranging from $0.2 million to $0.5 million.

      The Company, under the terms of its Articles of Incorporation and Bylaws, indemnifies its directors, officers, employees or agents or any other person serving at the Company’s request as a director, officer, employee or agent of another corporation in connection with a derivative suit if (1) he or she is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, but the Company will not provide indemnification for any claim as to which the person was adjudged liable for negligence or misconduct unless the court determines that under the circumstances the person is fairly and reasonably entitled to indemnification. The Company provides the same category of persons with indemnification in a non-derivative suit only if such person (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reason to believe his or her conduct was unlawful.

      In connection with certain lawsuits filed against the Company and certain of its present and former officers and directors (see “Pending Litigation” above), the Company has agreed to pay in advance any expenses, including attorneys’ fees, incurred by such present and former officers and directors in defending such litigation, in accordance with Article 2.02-1 of the Texas Business Corporation Act and the Company’s Articles of Incorporation and Bylaws. Each of these parties has provided the Company with a written undertaking to repay the Company the expenses advanced if the person is ultimately not entitled to indemnification.

      The merger agreement between Intervoice, Inc. and Brite Voice Systems, Inc. provides that until the fifth anniversary of the merger in 2004, the Company shall, as the surviving corporation, indemnify, defend and hold harmless, to the fullest extent permitted under Kansas law or the terms of Brite’s Articles of Incorporation or Bylaws as in effect at the effective time of the merger, the present and former officers and directors of Brite and its subsidiaries against all losses, claims, damages, liabilities, costs, fees and expenses, including reasonable attorneys’ fees and judgments, fines, losses, claims, liabilities and amounts paid in settlement, arising out of actions or omissions occurring at or prior to the effective time of the merger. The merger agreement also provides that the Company will maintain Brite’s existing directors’ and officers’ liability insurance or a substantially equivalent policy, for at least five years after the effective time of the merger. The Company is not, however, required to pay total premiums for insurance in excess of $250,000. If the Company is unable to obtain substantially equivalent coverage for an aggregate premium not to exceed $250,000, then it will obtain as much insurance as can be obtained for $250,000.

      Texas corporations are authorized to obtain insurance to protect officers and directors from certain liabilities, including liabilities against which the corporation cannot indemnify its officers and directors. The Company has obtained liability insurance for its officers and directors as permitted by Article 2.02-1 of the Texas Business Corporation Act.

SCHEDULE II

INTERVOICE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E

		Additions
		(Recoveries)
	Balance at	Charged to				Balance at
	Beginning	Cost and				End of
Description	of Period	Expenses		Deductions		Period

	(In millions)
Year Ended February 29, 2004:
Allowance for doubtful accounts	$2.5	$0.3		$(1.9	)(A)	$0.9
Year Ended February 28, 2003:
Allowance for doubtful accounts	$3.5	$(0.7	)(B)	$(0.3	)(A)	$2.5
Year Ended February 28, 2002:
Allowance for doubtful accounts	$3.6	$0.4		$(0.5	)(A)	$3.5

(A)	Accounts written off.

(B)	Recovery of accounts written off in a preceding year, net of current period account charges.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of February 29, 2004. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

      (b) Changes in Internal Control Over Financial Reporting. There were no significant changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The Company’s has adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is included as Exhibit 14 to this Annual Report on Form 10-K. The additional information required by this item will be contained in the sections entitled “Election of Directors” and “Executive Officers” in the Company’s Definitive Proxy Statement, involving the election of directors, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Definitive Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by this item will be contained in the section entitled “Executive Compensation” in the Definitive Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item will be contained in the section entitled “Election of Directors” in the Definitive Proxy Statement. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item will be contained in the section entitled “Certain Transactions” in the Definitive Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item will be contained in the section entitled “Auditors” in the Definitive Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following consolidated financial statements and financial statement schedule of Intervoice, Inc. and subsidiaries are included in Items 8 and 15(a), respectively.

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) Exhibits:

      The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

      (b) Reports on Form 8-K filed during the quarter ended February 29, 2004:

1. A report on Form 8-K was filed on December 19, 2003 to announce the Company’s third quarter earnings release.

2. A report on Form 8-K was filed on January 26, 2004 to announce the Company’s new credit agreement with Wells Fargo Bank, N.A.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERVOICE, INC.

By:	/s/ DAVID W. BRANDENBURG

David W. Brandenburg
Chairman of the Board of Directors
and Chief Executive Officer

Dated: May 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. BRANDENBURG David W. Brandenburg	Chairman of the Board of Directors and Chief Executive Officer	May 14, 2004

/s/ ROBERT E. RITCHEY Robert E. Ritchey	President	May 14, 2004

/s/ CRAIG E. HOLMES Craig E. Holmes	Executive Vice President and Chief Financial Officer	May 14, 2004

/s/ MARK C. FALKENBERG Mark C. Falkenberg	Chief Accounting Officer	May 14, 2004

/s/ GERALD F. MONTRY Gerald F. Montry	Director	May 14, 2004

/s/ JOSEPH J. PIETROPAOLO Joseph J. Pietropaolo	Director	May 14, 2004

/s/ GEORGE C. PLATT George C. Platt	Director	May 14, 2004

/s/ DONALD B. REED Donald B. Reed	Director	May 14, 2004

/s/ JACK P. REILY Jack P. Reily	Director	May 14, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation, as amended, of Registrant.(2)
3.2	Amendment to Articles of Incorporation of Registrant.(8)
3.3	Amendment to Articles of Incorporation of Registrant.(19)
3.4	Second Restated Bylaws of Registrant, as amended.(1)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent.(4)
4.2	Securities Purchase Agreement, dated as of May 29, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”).(17)
4.3	Form of Convertible Note, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement.(17)
4.4	Form of Warrant, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement.(17)
4.5	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement.(17)
4.6	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC.(17)
10.1	The InterVoice, Inc. 1990 Incentive Stock Option Plan, as Amended.(6)
10.2	The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for Non-Employees, as amended.(3)
10.3	InterVoice, Inc. Restricted Stock Plan.(5)
10.4	Employment Agreement dated as of September 16, 1998 between the Company and Rob-Roy J. Graham.(7)
10.5	InterVoice, Inc. 1998 Stock Option Plan.(7)
10.6	Acquisition Agreement and Plan of Merger dated as of April 27, 1999, by and among the Company, InterVoice Acquisition Subsidiary III, Inc. (“Acquisition Subsidiary”) and Brite Voice Systems, Inc.(10)
10.7	Patent License Agreement between Lucent Technologies GRL Corp. and InterVoice Limited Partnership, effective as of October 1, 1999. Portions of this exhibit have been excluded Pursuant to a request for confidential treatment.(8)
10.8	Intervoice, Inc. 1999 Stock Option Plan.(12)
10.9	Credit Agreement dated June 1, 1999 among InterVoice, Inc., InterVoice Acquisition Subsidiary III, Inc. and Bank of America National Trust and Savings Association, as “Agent”, Banc of America Securities LLC and certain other financial Institutions indicated as being parties to the Credit Agreement (collectively, “Lender”).(11)
10.10	Forebearance Agreement dated as of March 7, 2002, by and among the Company, Brite Voice Systems, Inc., Bank of America, National Association, as agent, and the Lenders party thereto.(15)
10.11	Consent and Amendment to Forebearance Agreement, dated as of March 31, 2002, by and among the Company, Brite Voice Systems, Inc., Bank of America, National Association, as agent, and the Lenders party thereto.(16)
10.12	Consent, Waiver and Third Amendment to Credit Agreement, effective as of May 29, 2002 among the Registrant, Brite Voice Systems, Inc. (successor by merger to InterVoice Acquisition Subsidiary III, Inc.), Bank of America, National Association (successor by merger to Bank of America National Trust and Savings Association), as Agent, and the other Lenders named therein.(17)
10.13	Subordination and Intercreditor Agreement effective as of May 29, 2002 by and among the Registrant, the Buyers under the Securities Purchase Agreement, and Bank of America, National Association, as Agent for the Senior Creditors (defined therein).(17)
10.14	Promissory Note, dated May 29, 2002, executed by the Registrant in favor of Beal Bank, S.S.B.(17)

Exhibit
Number	Description

10.15	Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated May 29, 2002, executed by the Registrant for its benefit of Beal Bank, S.S.B.(17)
10.16	First Amendment to Employment Agreement effective as of July 1, 2000, between the Company and Rob-Roy J. Graham.(9)
10.17	First Amendment to Credit Agreement effective as of January 15, 2001, between the Company, Agent and the Lenders.(13)
10.18	Consent and Second Amendment to Credit Agreement effective as of February 28, 2001, between the Company, Agent and the Lenders.(13)
10.19	Second Amendment to Employment Agreement dated as of October 31, 2001, between the Company and Rob-Roy J. Graham.(14)
10.20	Second Amended Employment Agreement dated as of February 18, 2002, between the Company and David W. Brandenburg.(18)
10.21	Loan and Security Agreement dated as of August 29, 2002 between the Company and Foothill Capital Corporation.(20)
10.22	Modification Agreement dated as of September 30, 2002, by and between the Company and Beal Bank S.S.B., modifying a deed of trust.(19)
10.23	Second Modification Agreement dated as of February 27, 2003 by and between the Company and Beal Bank S.S.B., modifying a deed of trust.(21)
10.24	Employment Agreement dated as of October 23, 2002, between the Company and Robert E. Ritchey.(21)
10.25	Separation Agreement with Rob-Roy J. Graham dated June 25, 2003.(22)
10.26	Intervoice, Inc. Employee Stock Purchase Plan, as amended and restated effective June 24, 2003.(23)
10.27	Intervoice, Inc. 2003 Stock Option Plan.(23)
10.28	Employment Agreement with Craig E. Holmes effective August 27, 2003.(23)
10.29	Credit and Security Agreement dated as of January 26, 2004, between the Company and Wells Fargo Bank, N.A.(24)
14	Code of Ethics.(25)
21	Subsidiaries.(25)
23	Consent of Independent Auditors.(25)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).(25)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).(25)
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.(25)
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.(25)
99.1	Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4/A (Amendment No. One) filed by the Company on July 13, 1999).(8)
99.2	Letter Agreement dated April 2, 2002 between the Company and a prospective purchaser of the Company’s facilities in Wichita, Kansas. Portions of this exhibit have been excluded pursuant to a request for confidentiality treatment.(16)

(1)	Incorporated by reference to exhibits to the Company’s 1991 Annual Report on Form 10-K for the fiscal year ended February 28, 1991, filed with the Securities and Exchange Commission (SEC) on May 29, 1991, as amended by Amendment No. 1 on Form 8 to Annual Report on Form 10-K, filed with the SEC on August 1, 1991.

(2)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(3)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on April 6, 1994, with respect to the Company’s 1990 Nonqualified Stock Option Plan for Non-Employees, Registration Number 33-77590.

(4)	Incorporated by reference to exhibits to Form 8-A/ A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s 1996 Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the SEC on May 29, 1996.

(6)	Incorporated by reference to the Company’s 1997 Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the SEC on May 29, 1997.

(7)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, filed with the SEC on October 14, 1998.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 15, 1999.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000, filed with the SEC on October 16, 2000.

(10)	Incorporated by reference to Exhibit 99(b)(1) of the Schedule 14-D1 filed by Brite Voice systems, Inc. and Intervoice Acquisition Subsidiary III, Inc. on May 3, 1999.

(11)	Incorporated by reference to Exhibit 99(b)(1) of the Schedule 14-D1 (Amendment No. 4) filed by Brite Voice Systems, Inc. and Intervoice Acquisition Subsidiary III, Inc. on June 14, 1999.

(12)	Incorporated by reference to Registration Statement on Form S-8 filed with the SEC on October 15, 1999, Registration Number 333-89127.

(13)	Incorporated by reference to exhibits to the Company’s 2001 Annual Report on form 10-K for the fiscal year ended February 28, 2001, filed with the SEC on May 18, 2001.

(14)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, filed with the SEC on January 11, 2002.

(15)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2002.

(16)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2002.

(17)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(18)	Incorporated by reference to exhibits to the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended February 28, 2002, filed with the SEC on May 30, 2002.

(19)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(20)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 29, 2002.

(21)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, filed with the SEC on May 29, 2003.

(22)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, filed with the SEC on July 15, 2003.

(23)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003, filed with the SEC on October 14, 2003.

(24)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2004.

(25)	Filed herewith.