Form 10-Q
period 2004-05-31
INTERVOICE INC
filed 2004-07-01
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
May 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-15045

INTERVOICE, INC.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	75-1927578 (I.R.S. Employer Identification No.)

17811 WATERVIEW PARKWAY, DALLAS, TX 75252
(Address of principal executive offices)

972-454-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [✓] No [  ]

The Registrant had 35,979,326 shares of common stock, no par value per share, outstanding as of June 18, 2004.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
	May 31, 2004	February 29, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$45,488	$40,859
Trade accounts receivable, net of allowance for doubtful accounts of $963 in fiscal 2005 and $947 in fiscal 2004	28,031	25,898
Inventory	8,294	8,415
Prepaid expenses and other current assets	5,239	5,087

	87,052	80,259

Property and Equipment
Land and buildings	16,859	16,857
Computer equipment and software	39,808	39,073
Furniture, fixtures and other	3,160	3,190
Service equipment	9,261	9,421

	69,088	68,541
Less allowance for depreciation	49,412	48,325

	19,676	20,216
Other Assets
Intangible assets, net of accumulated amortization of $35,202 in fiscal 2005 and $34,443 in fiscal 2004	5,604	6,363
Goodwill	3,401	3,401
Other assets	3,484	3,491

	$119,217	$113,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,902	$10,746
Accrued expenses	11,865	11,919
Customer deposits	5,386	6,625
Deferred income	28,310	24,436
Current portion of long-term borrowings	400	—
Income taxes payable	6,367	7,379

	63,230	61,105
Long-Term Borrowings	12,201	13,101
Other Long-Term Liabilities	77	271
Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 35,951,374 issued and outstanding in fiscal 2005 and 35,691,389 issued and outstanding in fiscal 2004	18	18
Additional capital	76,859	75,276
Accumulated deficit	(32,264)	(35,441)
Accumulated other comprehensive loss	(904)	(600)

Stockholders’ equity	43,709	39,253

	$119,217	$113,730

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended
	May 31, 2004	May 31, 2003
Sales
Solutions	$21,145	$18,031
Recurring services	20,771	20,371

	41,916	38,402

Cost of goods sold
Solutions	11,980	11,213
Recurring services	7,081	6,731

	19,061	17,944

Gross margin
Solutions	9,165	6,818
Recurring services	13,690	13,640

	22,855	20,458
Research and development expenses	3,743	3,870
Selling, general and administrative expenses	14,152	13,471
Amortization of acquisition related intangible assets	705	705

Income from operations	4,255	2,412
Other income (expense)	367	(187)
Interest expense	(274)	(545)

Income before taxes	4,348	1,680
Income taxes	1,171	744

Net income	$3,177	$936

Net income per share - basic	$0.09	$0.03

Net income per share - diluted	$0.08	$0.03

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended
	May 31, 2004	May 31, 2003
Operating activities
Net income	$3,177	$936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,284	2,382
Other changes in operating activities	(836)	284

Net cash provided by operating activities	4,625	3,602

Investing activities
Purchases of property and equipment	(933)	(1,263)

Net cash used in investing activities	(933)	(1,263)

Financing activities
Paydown of debt	(500)	(834)
Premium on early extinguishment of debt	(5)	—
Exercise of stock options	1,583	—

Net cash provided by (used in) financing activities	1,078	(834)

Effect of exchange rates on cash	(141)	88

Increase in cash and cash equivalents	4,629	1,593
Cash and cash equivalents, beginning of period	40,859	26,211

Cash and cash equivalents, end of period	$45,488	$27,804

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at February 29, 2004	35,691,389	$18	$75,276	$(35,441)	$(600)	$39,253
Net income	—	—	—	3,177	—	3,177
Foreign currency translation adjustment	—	—	—	—	(304)	(304)

Comprehensive income						2,873

Exercise of stock options	259,985	—	1,583	—	—	1,583

Balance at May 31, 2004	35,951,374	$18	$76,859	$(32,264)	$(904)	$43,709

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2004

Note A - Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 29, 2004 has been derived from audited financial statements at that date. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited May 31, 2004 and 2003 consolidated financial statements have been included. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Fiscal 2004 Annual Report on Form 10-K. Operating results for the three-month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005, as they may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company’s sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

     In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income for the first quarter of fiscal 2005 and 2004 was $2.9 million and $1.0 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.

     Financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders’ equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

Note B - Inventories

     Inventories consist of the following (in thousands):

	May 31, 2004	February 29, 2004
Purchased parts	$4,147	$4,138
Work in progress	4,147	4,277

	$8,294	$8,415

Note C – Long-Term Borrowings

     At May 31, 2004 and February 29, 2004 the Company’s long-term debt was comprised of the following (in thousands, with the balance sheet classification at May 31, 2004 reflecting the terms of a subsequent refinancing as further discussed below):

	May 31, 2004	February 29, 2004
Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; refinanced in full as discussed below	$8,000	$8,500
Line of credit, interest payable monthly, accruing at a rate equal to the prime rate plus 0.25% or the London Inter-Bank Offering Rate plus 1.75%; (2.875% at May 31, 2004)	4,601	4,601

Total debt outstanding	12,601	13,101
Less: current portion	400	—

Long-term debt, net of current portion	$12,201	$13,101

     Mortgage Loan

     The Company’s mortgage loan was secured by a first lien on the Company’s Dallas headquarters. In March 2004, the Company made a discretionary principal payment of $0.5 million. The remaining $8.0 million outstanding under the loan was repaid in full in June 2004 using the proceeds of a new $8.0 million term loan discussed below.

     Line of Credit

     The Company’s line of credit agreement provides for a revolving line of credit equal to the lesser of $5.5 million or a defined borrowing base comprised of eligible U.S. accounts receivable and $2.8 million held in a cash collateral account ($11.4 million at May 31, 2004). The Company may borrow, partially or wholly repay its outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed the available borrowing base. The revolving line of credit agreement expires on January 31, 2007.

     The credit agreement contains terms, conditions and representations that are generally customary for asset-based credit facilities including requirements that the Company comply with certain financial and operating covenants. In particular, the Company is required to maintain income after taxes of not less than $1.00 for any fiscal year and for any two consecutive fiscal quarters. The Company is also required to maintain a Fixed Charges Ratio (EBITDA divided by Fixed Charges, as such terms are defined in the agreement) for each prior four quarter period of at least 1.5 to 1.0, and a total Funded Debt (as such term is defined in the agreement) to EBITDA ratio of not greater than 1.5 to 1.0 as of each fiscal year end. In addition, the Company is prohibited from making capital expenditures in excess of $8.0 million in any fiscal year, from incurring more than $3.0 million in new purchase money and bank indebtedness and from incurring operating lease expense (other than for building rents) in excess of $3.0 million for any fiscal year, all without prior lender approval.

     Borrowings under the credit agreement are secured by first liens on the Company’s accounts receivable, general intangibles, equipment and inventory. The agreement also requires the Company to maintain a minimum balance of $2.8 million in a cash collateral account to further secure the loan. This cash account is included in “Other Assets” in the accompanying consolidated balance sheets. As of May 31, 2004 the Company was in compliance with all financial and operating covenants. The credit agreement was amended and restated as of June 3, 2004, as discussed below.

     Amended and Restated Credit Agreement

     On June 3, 2004, the Company entered into an amended and restated credit agreement with its lender that adds an $8.0 million term loan to its existing line of credit. The Company used the proceeds of the new term loan to repay all amounts outstanding under its mortgage loan. Terms, conditions and representations for the line of credit remain as described above. Under the amended and restated credit agreement, the lender is also granted a priority security interest in the real property and fixtures comprising the Company’s Dallas headquarters. The term loan principal is due in monthly installments of $33,333 beginning July 1, 2004 with a final balloon payment of approximately $6.0 million due June 30, 2009. Interest on the term loan is payable monthly and accrues at a rate equal to either 0.5% above the prime rate, or 2.25% above the London Inter-Bank Offering Rate. The term loan may be repaid in whole or in part without any penalty.

Note D – Special Charges

     During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively. All amounts related to these severance charges have been paid. The Company had a liability of $0.8 million at May 31, 2004, related to the early termination of a facility lease recorded as a special charge in fiscal 2002. The Company will pay approximately $0.2 million per quarter to settle this liability.

Note E – Income Taxes

     Income taxes for the three months ended May 31, 2004 and 2003 were provided based on an estimated annual rate. The estimated rate for fiscal 2005 is 27%. This rate differs from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the U.S. from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates. For the three months ended May 31, 2003, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. During the same period, the Company incurred domestic pretax losses. The Company did not recognize current income tax benefits as a result of such losses, however, because the existence of recent domestic losses prevented it from concluding that it was more likely than not that such benefits would be realized.

Note F - Earnings Per Share

	Three Months Ended May 31
(in thousands, except per share data)	2004	2003
Numerator:
Net income	$3,177	$936

Denominator:
Denominator for basic earnings per share	35,847	34,111
Dilutive potential common shares:
Employee stock options	2,191	249
Outstanding warrants	446	—

Denominator for diluted earnings per share	38,484	34,360

Net income per share:
Basic	0.09	0.03
Diluted	0.08	0.03

     Options to purchase 753,000 shares of common stock at an average exercise price of $14.90 per share were outstanding at May 31, 2004, but were not included in the computation of diluted earnings per share for the first quarter of fiscal 2005 because the options’ prices were greater than the average market price of the Company’s common shares during such period and, therefore, the effect would have been antidilutive. Options to purchase 4,847,606 shares of common stock at an average exercise price of $8.62 per share and warrants to purchase 621,304 shares at an exercise price of $4.0238 per share were outstanding at May 31, 2003 but were not included in the computation of diluted earnings per share for the first quarter of fiscal 2004 because the options’ prices were greater than the average market price of the Company’s common shares during such period and, therefore, the effect would have been antidilutive.

     The Company accounts for its stock-based compensation plans using the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under this approach, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The following table illustrates the effect on net income and net income per share amounts for the three months ended May 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended May 31
	2004	2003
Net income, as reported	$3,177	$936
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(914)	1

Pro forma net income	$2,263	$937

	Three Months Ended May 31
	2004	2003
Net income per share:
Basic – as reported	$0.09	$0.03
Basic – pro forma	$0.06	$0.03
Diluted – as reported	$0.08	$0.03
Diluted – pro forma	$0.06	$0.03

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

Note G - Operating Segment Information and Major Customers

     The Company operates as a single, integrated business unit. The Company’s chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company’s product line includes IVR/portal solutions, messaging solutions, payment solutions, maintenance and related services, and managed services provided for customers on an outsourced or managed service provider basis. The Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company’s net sales by product line for the three months ended May 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended May 31
	2004	2003
IVR/portal solution sales	$15,586	$12,376
Messaging solution sales	2,405	1,793
Payment solution sales	3,154	3,862

Total solution sales	21,145	18,031

Maintenance and related services sales	15,215	13,586
Managed service sales	5,556	6,785

Total recurring services sales	20,771	20,371

Total sales	$41,916	$38,402

     Geographic Operations

     Revenues are attributed to geographic locations based on locations of customers. The Company’s net sales by geographic area for the three-month periods ended May 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended May 31
	2004	2003
North America	$25,336	$24,245
Europe, Middle East and Africa	14,637	13,194
Pacific Rim	839	396
Central and South America	1,104	567

Total	$41,916	$38,402

     Concentration of Revenue

     No customer accounted for 10% or more of the Company’s revenue for the first quarter of fiscal 2005. One customer, O2, accounted for approximately 11% of the Company’s total sales during the quarter ended May 31, 2003. No other customer accounted for 10% or more of the Company’s revenue in the first quarter of fiscal 2004.

Note H – Contingencies

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

     None of the Company’s customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company’s products. One such customer who had attempted to tender the defense of its products to the Company recently informed the Company that the customer had entered into an agreement to license certain rights under the RAKTL patents and demanded the Company indemnify the customer for unspecified amounts, including attorney’s fees, paid in connection with the license agreement. The Company notified the customer that the Company believes it does not have any indemnity obligation in connection with the license agreement.

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

     Even though no claims have been made that a specific product offered by the Company infringes any claim under the RAKTL patent portfolio, the Company has received opinions from its outside patent counsel that certain products and applications offered by the Company do not infringe certain claims of the RAKTL patents. The Company has also received opinions from its outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, the Company is not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by the Company’s products. If the Company does become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, the Company intends to vigorously contest the claims and to assert appropriate defenses. An increasing number of companies, including some large, well-known companies and some customers of the Company, have already licensed certain rights under the RAKTL patent portfolio. RAKTL has previously announced license agreements with, among others, AT&T Corp., Microsoft Corporation and International Business Machines Corporation.

     Pending Litigation

     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:

     Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities Exchange Act Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company’s merger with Brite Voice Systems, Inc. and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

     The Company believes that it and its officers and directors complied with their obligations under the securities laws, and has vigorously defended the lawsuit. The Company responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. On August 8, 2002, the Court entered an order granting the Company’s motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.

     Plaintiffs filed an amended complaint on September 23, 2002. On September 15, 2003, the Court granted the Company’s motion to dismiss the amended class action complaint. Unlike the Court’s prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant Plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the Plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court’s order of dismissal entered on September 15, 2003. The Plaintiffs filed their appellant brief on February 20, 2004, and the Company filed its brief in opposition to the Plaintiff’s appeal on May 10, 2004. On June 7, 2004, Plaintiffs filed a response to the Company’s brief.

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

     The Company, under the terms of its Articles of Incorporation and Bylaws, indemnifies its directors, officers, employees or agents or any other person serving at the Company’s request as a director, officer, employee or agent of another corporation in connection with a derivative suit if he or she (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, but the Company will not provide indemnification for any claim as to which the person was adjudged liable for negligence or misconduct unless the court determines that under the circumstances the person is fairly and reasonably entitled to indemnification. The Company provides the same category of persons with indemnification in a non-derivative suit only if such person (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reason to believe his or her conduct was unlawful.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Disclosures To Qualify Forward Looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere herein regarding the Company’s financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the Company cautions current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, the Company’s actual results and could cause such results during fiscal 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

•	The Company is prone to quarterly sales fluctuations. Some of the Company’s transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company’s quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company’s accuracy in estimating future sales is largely dependent on its ability to successfully qualify, estimate and close solution sales from its “pipeline” of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. The accuracy of any estimate of future sales is also dependent on the Company’s ability to accurately estimate the amount of revenue to be contributed from beginning backlog during any fiscal quarter. Accordingly, the Company’s actual sales for any fiscal reporting period may be significantly different from any estimate of sales for such period. See the discussion entitled “Sales” in this Item 2 for a discussion of the Company’s system for estimating sales and trends in its business.

•	The Company’s financing agreement includes financial and operating covenants and default provisions. In addition to obligations requiring the monthly payment of principal and interest, the Company’s amended and restated credit agreement contains financial covenants, operating covenants and default provisions. If the Company does not comply with any of these covenants and default provisions, the Company’s secured lender can accelerate all indebtedness outstanding under the facility and foreclose on a significant portion of the Company’s assets.

•	The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits and other claims discussed in Item 1 “Legal Proceedings” of Part II of this quarterly report on Form 10-Q. The Company believes the pending lawsuit to which it is subject is without merit and intends to defend the matter vigorously. The Company may not prevail in the pending litigation or other matters. There can be no assurance that expenses, including any potential settlement or judgment, related to any lawsuit would not be material to the Company’s financial position or results of operations.

•	The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company’s products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company’s actual and prospective customers. The Company’s success is also dependent, to a large degree, on the Company’s ability to implement arrangements with other vendors with complementary product offerings to provide actual and prospective customers greater functionality and to ensure that the Company’s products are compatible with the increased variety of technologies and standards. The principal competitors for the Company’s systems include Alcatel, Avaya, IBM, Nortel, Aspect Communications, Edify, Comverse Technology and Lucent Technologies. Many of the Company’s competitors have greater financial, technological and marketing resources than the Company.

Although the Company has committed substantial resources to enhance its existing products and to develop and market new products, it may not be successful.

•	The Company may not be successful in transitioning its products and services to an open, standards-based business model. The Company has historically provided complete, bundled hardware and software solutions using internally developed components to address its customers’ total business needs. Increasingly, the markets for the Company’s products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, the Company believes it may sell less hardware and fewer bundled systems and may become increasingly dependent on its development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on the Company’s management to transition its products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. The shift to open standards will also challenge the Company to accurately estimate the level of R&D expenditures that will be necessary in future periods to comply with existing standards and, potentially, to migrate to new open standards. If the Company is unsuccessful in resolving one or more of these challenges, the Company’s revenues and profitability could decline.

•	The Company may not be able to retain its customer base, and, in particular, its more significant customers. The Company’s success depends substantially on retaining its significant customers. The loss of one of the Company’s significant customers could negatively impact the Company’s results of operations. The Company’s installed base of customers generally is not contractually obligated to place further solutions orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts.

•	The Company will be harmed if it loses key business and technical personnel. The Company relies upon the services of a relatively small number of key technical and senior management personnel, most of whom do not have employment contracts. If the Company were to lose any of its key technical, project management, or senior management personnel, replacing them could be difficult and costly. If it were unable to successfully and promptly replace such personnel, the business could be materially harmed.

•	If requirements relating to the accounting treatment for employee stock options are changed, the Company may be forced to change its compensation practices. The Company currently accounts for the issuance of stock options using the intrinsic value method as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board has issued an exposure draft that requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options. The change in accounting for stock options is presently anticipated to become effective for the Company’s fiscal year beginning March 1, 2005. If this change is adopted, the Company will incur additional expense if it continues to use stock options as part of its compensation strategy. Alternatively, the Company could decide to decrease or eliminate the use of employee stock options as an element of its overall compensation plan. Such an action, however, could affect the Company’s ability to retain existing employees and attract qualified candidates for open positions, and/or it could increase the cash compensation the Company would have to pay.

•	The Company’s reliance on significant vendor relationships could result in significant expense or an inability to serve its customers if it loses these relationships. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. As the Company continues to migrate to open, standards-based systems, it will become increasingly dependent on its component suppliers and software vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company’s significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source or at historical prices. Consequently, the Company would be unable to provide products and to service its customers or to generate historical operating margins, which would negatively impact its business and operating results.

•	If third parties assert claims that the Company’s products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against the Company or against the Company’s customers, the Company could incur substantial costs to defend these claims. If any of these claims is ultimately successful, a third party could require the Company to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to use the infringed intellectual property rights. Moreover, where the claims are asserted with respect to the Company’s customers, additional expenses may be involved in indemnifying the customer and/or designing and providing non-infringing products.

•	The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company’s products are currently sold in more than 75 countries. The Company’s international sales, as a percentage of total Company sales, were 40% and 37% for the fiscal quarters ending May 31, 2004 and 2003, respectively. International sales are subject to certain risks, including:

•	fluctuations in currency exchange rates;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from customers speaking different languages and having different cultural approaches to the conduct of business.

•	The Company’s inability to meet contracted performance targets could subject it to significant penalties. Many of the Company’s contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for the Company’s failure to achieve certain minimum service levels. The Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

•	The Company is exposed to general economic conditions that may harm its business. Although the general level of business activity rebounded during the Company’s fiscal year ended February 29, 2004, the Company has been affected by the general economic downturn of the preceding several years, including, particularly, the downturn in the telecommunications markets. If United States or global economic conditions deteriorate again in the future, it is possible that capital spending for advanced technology such as that offered by the Company will again decline. If such unfavorable economic conditions were to occur in the United States or internationally, such conditions could have a material adverse impact on the Company’s business, operating results and financial condition.

•	Increasing consolidation in the telecommunications and financial industries could affect the Company’s revenues and profitability. The majority of the Company’s significant customers are in the telecommunications and financial industries, which are undergoing increasing consolidation as a result of merger and acquisition activity. This activity involving the Company’s significant customers could decrease the number of customers purchasing the Company’s products and/or delay purchases of the Company’s products by customers that are in the process of reviewing their strategic alternatives in light of a pending merger or acquisition. If the Company has fewer customers or its customers delay purchases of the Company’s products as a result of merger and acquisition activity, the Company’s revenues and profitability could decline.

•	The occurrence of force majeure events could impact the Company’s results from operations. The occurrence of one or more of the following events could potentially cause the Company to incur significant losses: acts of God, war, riot, embargoes, acts of civil or military authorities, acts of terrorism or sabotage, shortage of supply or delay in delivery by the Company’s vendors, the spread of SARS or other diseases, fire, flood, explosion, earthquake, accident, strikes, radiation, inability to secure transportation, failure of communications, failure of utilities or similar events.

     Sales. The Company’s total sales for the first quarter of fiscal 2005 were $41.9 million, up 9.2% from $38.4 million in the first quarter of fiscal 2004. Solutions sales of $21.1 million and recurring services sales of $20.8 million for the first quarter of fiscal 2005 reflected increases of 17.3% and 2.0%, respectively, over corresponding amounts for the first quarter of fiscal 2004.

The Company operates as a single, integrated business unit. The Company’s chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company’s product line includes IVR/portal solutions, messaging solutions, payment solutions, maintenance and related services, and managed services provided for customers on an outsourced or managed service provider basis. The Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company’s net sales by product line for the three months ended May 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended May 31
	2004	2003
IVR/portal solution sales	$15,586	$12,376
Messaging solution sales	2,405	1,793
Payment solution sales	3,154	3,862

Total solution sales	21,145	18,031

Maintenance and related services sales	15,215	13,586
Managed service sales	5,556	6,785

Total recurring services sales	20,771	20,371

Total sales	$41,916	$38,402

     As identified in the preceding chart, the increase in solution sales from fiscal 2004 levels is primarily attributable to growth in IVR/portal sales. Such growth included sales increases in all of the Company’s major geographic regions with IVR/portal sales up 45.9% in North America and 54.1% internationally. The 2.0% increase in recurring services sales is comprised of growth in the sale of maintenance and related services, up $1.6 million or 12.0% from the fiscal 2004 first quarter, largely offset by a reduction in managed services sales of $1.2 million or 18.1% for the first fiscal quarter of 2005, when compared to the first fiscal quarter of 2004. The decline in managed services sales results primarily from a reduction in revenues from an international managed services customer for which the Company recognizes revenue on a cash basis. Such revenues totaled $0.4 million in the first quarter of fiscal 2005 as compared to $1.9 million for the first quarter of fiscal 2004.

     No customer accounted for 10% or more of the Company’s revenue for the first quarter of fiscal 2005. One customer, O2, which purchases both solutions and recurring services from the Company, accounted for approximately 11% of the Company’s total sales during the three-month period ended May 31, 2003. No other customer accounted for 10% or more of the Company’s revenue in the first quarter of fiscal 2004.

     Revenues are attributed to geographic locations based on locations of customers. The Company’s net sales by geographic area for the three-month periods ended May 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended May 31
	2004	2003
North America	$25,336	$24,245
Europe, Middle East and Africa	14,637	13,194
Pacific Rim	839	396
Central and South America	1,104	567

Total	$41,916	$38,402

     As shown above, the Company experienced sales growth in each of its major geographic markets. International sales comprised 40% of the Company’s total sales during the first quarter of fiscal 2005, up from 37% during the first quarter of fiscal 2004.

     The Company uses a system combining estimated sales from its recurring services contracts, its backlog of committed solutions orders and its “pipeline” of solutions sales opportunities to project future sales and trends in its business. For the quarters ended May 31, 2004 and 2003, sales were sourced as follows:

	Three Months Ended May 31
	2004	2003
Sales from recurring services contracts	50%	53%
Sales from beginning solutions backlog	35%	40%
Sales from the quarter’s pipeline	15%	7%

	100%	100%

     The Company’s recurring services contracts range in original duration from one month to five years, with most managed service contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, the Company does not consider its book of services contracts to be reportable backlog, and a portion of the potential revenue reflected in the contract values may never be realized. Nevertheless, it is easier for the Company to estimate service and support sales than to estimate solutions sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

     The Company’s backlog is made up of customer orders for solutions for which it has received complete purchase orders and which the Company expects to ship within twelve months. Backlog as of the end of the Company’s last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
May 31,2004	$43,174
February 29, 2004	$31,707
November 30, 2003	$34,003
August 31, 2003	$30,072
May 31, 2003	$29,540

     The 36% increase in backlog from February 29, 2004 to May 31, 2004 reflects the booking by the Company of an order totaling approximately $12.5 million from a major U.S. wireless telecommunications provider and an order totaling approximately $4.2 million from a large European network provider. The accuracy of any estimate of future sales is dependent, in part, on the Company’s ability to project the amount of revenue to be contributed from beginning backlog during any fiscal quarter. This estimate, in turn, is dependent on the Company’s ability to successfully predict the amount and timing of work to be performed on projects, the timing of customer acceptance of certain projects and the amount and timing of cash to be received on projects accounted for on a cash basis.

     The Company’s pipeline of opportunities for future solution sales is the aggregation of its sales opportunities, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide the Company some reference point of potential sales for use in its business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time.

     Special Charges. During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively. The Company incurred no such special charges during the quarter ended May 31, 2004.

     Cost of Goods Sold. Cost of goods sold for the first quarter of fiscal 2005 was approximately $19.1 million or 45.5% of sales as compared to $17.9 million or 46.7% of sales for the first quarter of fiscal 2004. As described above, the Company incurred special charges to cost of goods sold totaling $0.6 million (1.6% of sales) in the first quarter of fiscal 2004. Cost of goods sold on solution sales was $12.0 million, or 56.7% of solution sales in the first quarter of fiscal 2005, as compared to $11.2 million, or 62.2% of solution sales, for the first quarter of fiscal 2004. The reduction in the cost of sales percentage results from the absence of special charges in fiscal 2005, the existence of a lower fixed cost component of cost of goods sold as a result of cost reduction initiatives in recent years, and the increase in solutions sales volume. Cost of goods sold on recurring services sales was $7.1 million, or 34.1% of such sales, for the first quarter of fiscal 2005 versus $6.7 million, or 33.0% of services sales, for the same period of fiscal 2004. This increase in the recurring services cost of sales as a percent of revenue is comprised of an improvement in the cost ratio on maintenance services offset by an increase in the managed services cost ratio as a result of the effect on the calculation of the decrease in cash basis managed service revenues recognized in the quarter. The costs of such cash basis managed service contracts are expensed as incurred.

     Research and Development Expenses. Research and development expenses during the first quarter of fiscal 2005 were approximately $3.7 million, or 8.9% of the Company’s total sales. During the first quarter of fiscal 2004, research and development expenses were $3.9 million, or 10.0% of the Company’s total sales. The Company incurred R&D charges described above in “Special Charges” totaling $0.2 million (0.5%) in the first quarter of fiscal 2004.

     Research and development expenses include the design of new products and the enhancement of existing products. The Company’s research and development spending is focused in four key areas. First, software tools are being developed to aid in the development, deployment and management of customer applications incorporating speech recognition and text-to-speech technologies. Next, server-based software platforms are being developed for runtime services for the management of contact center resources and speech applications. Software platforms are being developed for deployment and management of wireless and wireline network operator applications. These software platforms are designed to operate in both J2EE and Microsoft’s®.Net enterprise computing environments. Third, media servers and “voice browsers” based on open standards such as SALT and VoiceXML are being developed. Finally, the Company is developing packaged, speech-enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return on investment by providing many commonly used, configurable functions that can be more quickly deployed than custom applications.

     The Company expects to maintain a strong commitment to research and development to remain at the forefront of technology development in its markets, which is essential to the continued improvement of the Company’s position in the industry.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first quarter of fiscal 2005 were approximately $14.2 million, or 33.8% of the Company’s total sales. SG&A expenses during the first quarter of fiscal 2004 were $13.5 million, or 35.1% of the Company’s total sales. The Company incurred SG&A charges described above in “Special Charges” totaling $0.6 million (1.6% of its total sales) in the first quarter of fiscal 2004.

     Interest Expense. Interest expense was $0.3 million during the first quarter of fiscal 2005, versus $0.5 million for the same period of fiscal 2004. The reduction relates to the decrease in the Company’s outstanding debt, which totaled $13.1 million as of the beginning of the first quarter of fiscal 2005 as compared to $19.1 million at the beginning of fiscal 2004. In addition, interest under the Company’s current line of credit facility accrues at a significantly lower rate than that in effect under a prior credit facility in place during the first quarter of fiscal 2004.

     Income Taxes. Income taxes for the three months ended May 31, 2004 and 2003 were provided based on an estimated annual rate. The estimated rate for fiscal 2005 is 27%. This rate differs from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the U.S. from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates. For the three months ended May 31, 2003, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. During the same period, the Company incurred domestic pretax losses. The Company did not recognize current income tax benefits as a result of such losses, however, because the existence of recent domestic losses prevented it from concluding that it was more likely than not that such benefits would be realized.

     Income from Operations and Net Income. The Company generated operating income of $4.3 million and net income of $3.2 million during the first quarter of fiscal 2005. During the first quarter of fiscal 2004, the Company generated operating income of $2.4 million, and net income of $0.9 million. The improvement resulted primarily from an increase in sales volume, an elimination of special charges incurred in fiscal 2004, the benefit of lower interest costs and a lower effective tax rate.

     Liquidity and Capital Resources. The Company had approximately $45.5 million in cash and cash equivalents at May 31, 2004, while borrowings under the Company’s long-term debt facilities totaled $12.6 million. The Company’s cash reserves increased $4.6 million during the three months ended May 31, 2004, with operating activities providing $4.6 million of cash, net investing activities using $0.9 million of cash and net financing activities providing $1.1 million of cash.

     Operating cash flow for the quarter ended May 31, 2004 was favorably impacted by the Company’s continuing profitability in the quarter and by its related continuing focus on operating expense control and balance sheet management. The Company held its days sales outstanding of accounts receivable to 60 days, up slightly from 56 days at February 29, 2004.

     For sales of certain of its more complex, customized systems (generally ones with a sales price of $500,000 or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $5.6 million (19.9% of total net receivables) at May 31, 2004, down $3.2 million from February 29, 2004. The Company expects to bill and collect unbilled receivables as of May 31, 2004 within the next twelve months.

     While the Company continues to focus on the level of its investment in accounts receivable, it generates a significant percentage of its sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, the Company may offer selected customers such payment terms. In all cases, however, the Company only recognizes revenue at such time as its system or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in the Company recognizing revenue on a “cash basis”, limiting revenue recognition on certain sales of systems and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

     The Company used $0.9 million of cash during the first quarter of fiscal 2005 to purchase equipment. The Company anticipates spending up to $5.4 million for such purchases during the balance of fiscal 2005. As further described below, the Company is prohibited by the terms of its credit agreement from spending more than $8.0 million on capital expenditures in a fiscal year without the advance approval of its lender.

     During the quarter ended May 31, 2004, the Company’s financing activities provided $1.1 million in net cash flow. In response to the Company’s continuing profitability and to related favorable movement in its stock price, the Company’s option holders exercised options for 0.3 million shares of common stock and, in so doing, provided the Company with $1.6 million of cash. The Company used a portion of these funds to make $0.5 million in discretionary payments under its mortgage loan. The Company cannot predict the level of cash flow from option exercises in any future quarter.

     At May 31, 2004, the Company had $12.6 million in outstanding debt, including $8.0 million under a mortgage loan and $4.6 million under a revolving line of credit. The Company refinanced its mortgage loan in June 2004 as described below. As of May 31, 2004 the Company was in compliance with all financial and operating covenants under its credit agreements.

     Amended and Restated Credit Agreement

     On June 3, 2004, the Company entered into an amended and restated credit agreement with its lender that adds an $8.0 million term loan to its existing $5.5 million line of credit. The Company used the proceeds of the new term loan to repay all amounts outstanding under its mortgage loan. Terms, conditions and representations for the line of credit under the amended and restated agreement were not changed and are described below.

     The credit agreement contains terms, conditions and representations that are generally customary for asset-based credit facilities including requirements that the Company comply with certain financial and operating covenants. In particular, the Company is required to maintain income after taxes of not less than $1.00 for any fiscal year and for any two consecutive fiscal quarters. The Company is also required to maintain a Fixed Charges Ratio (EBITDA divided by Fixed Charges, as such terms are defined in the agreement) for each prior four quarter period of at least 1.5 to 1.0, and a total Funded Debt (as such term is defined in the agreement) to EBITDA ratio of not greater than 1.5 to 1.0 as of each fiscal year end. In addition, the Company is prohibited from making capital expenditures in excess of $8.0 million in any fiscal year, from incurring more than $3.0 million in new purchase money and bank indebtedness and from incurring operating lease expense (other than for building rents) in excess of $3.0 million for any fiscal year, all without prior lender approval.

     Borrowings under the credit agreement are secured by first liens on the Company’s accounts receivable, general intangibles, equipment and inventory, and by a priority security interest in the real property and fixtures comprising the Company’s Dallas headquarters. The agreement also requires the Company to maintain a minimum balance of $2.8 million in a cash collateral account to further secure the loan.

     Term Loan

     The term loan principal is due in monthly installments of $33,333 beginning July 1, 2004 with a final balloon payment of approximately $6.0 million due June 30, 2009. Interest on the term loan is payable monthly and accrues at a rate equal to either 0.5% above the prime rate, or 2.25% above the London Inter-Bank Offering Rate. Interest under the retired mortgage loan accrued at a rate equal to the greater of 10.5% or the prime rate plus 2.0%. The term loan may be prepaid in whole or in part without penalty.

     Line of Credit

     The Company’s line of credit agreement provides for a revolving line of credit equal to the lesser of $5.5 million or a defined borrowing base comprised of eligible U.S. accounts receivable and $2.8 million held in a cash collateral account ($11.4 million at May 31, 2004). The Company may borrow, partially or wholly repay its outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed the available borrowing base. The revolving line of credit agreement expires on January 31, 2007.

     Adequacy of Cash Reserves

     The Company believes it cash reserves and internally generated cash flow along with any cash availability under its line of credit will be sufficient to meet its cash requirements for at least the next 12 months.

     Impact of Inflation

     The Company does not expect any significant short-term impact of inflation on its financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, the Company presently is not bound by long-term fixed price sales contracts. The absence of such contracts reduces the Company’s exposure to inflationary effects.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risks

     The Company invests cash balances in excess of operating requirements in short-term securities that generally have maturities of 90 days or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with this investment.

     At May 31, 2004, the Company’s outstanding long-term debt was comprised of the following (in thousands):

May 31, 2004
Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; principal due May 28, 2005, subsequently refinanced in full	$8,000
Line of credit, interest payable monthly, accruing at a rate equal to the prime rate plus 0.25% or the London Inter-Bank Offering Rate plus 1.75% (2.875% at May 31, 2004)	4,601

$12,601

     In June 2004, the Company used the proceeds of a new term loan to pay all amounts outstanding under the mortgage loan. The term loan principal is due in monthly installments of $33,333 beginning July 1, 2004 with a final balloon payment of approximately $6.0 million due June 30, 2009. Interest on the term loan is payable monthly and accrues at a rate equal to either 0.5% above the prime rate, or 2.25% above the London Inter-Bank Offering Rate (3.5% as of the closing date of the loan).

     The following table provides information about the Company’s credit agreements that are sensitive to changes in interest rates. Amounts are adjusted to reflect the effects of the refinancing that took place subsequent to quarter end. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of June 2004.

	Fiscal
	2005	2006	2007	2008	2009	2010
			(Dollars in thousands)
Long-term debt — variable rate, U.S. $	$267	$400	$5,001	$400	$400	$6,133
Projected weighted average interest rate	3.3%	3.3%	3.3%	3.5%	3.5%	3.5%

Item 4 Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of May 31, 2004. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. There has been no change in the Company’s internal control over financial reporting identified in connection with that evaluation that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:

     Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of the Company during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities Exchange Act Rule 10b-5 against the Company as well as certain named current and former officers and directors of the Company on behalf of the alleged class members. In the complaint, Plaintiffs claim that the Company and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of the Company, the results of the Company’s merger with Brite Voice Systems, Inc. and the alleged future business projections of the Company. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

     The Company believes that it and its officers and directors complied with their obligations under the securities laws, and has vigorously defended the lawsuit. The Company responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. The Company asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, the Company requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. On August 8, 2002, the Court entered an order granting the Company’s motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.

     Plaintiffs filed an amended complaint on September 23, 2002. On September 15, 2003, the Court granted the Company’s motion to dismiss the amended class action complaint. Unlike the Court’s prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant Plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the Plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court’s order of dismissal entered on September 15, 2003. The Plaintiffs filed their appellant brief on February 20, 2004, and the Company filed its brief in opposition to the Plaintiff’s appeal on May 10, 2004. On June 7, 2004, Plaintiffs filed a response to the Company’s brief.

Item 6 Exhibits and Reports on Form 8-K

          (a) Exhibits

10.1	Amended and Restated Credit and Security Agreement dated as of June 3, 2004, between the Company and Wells Fargo Bank, N.A. (1)

10.2	Term Note dated June 3, 2004, executed by the Company in favor of Wells Fargo Bank, N.A. (2)

10.3	Deed of Trust dated June 3, 2004, executed by the Company in favor of Wells Fargo Bank, N.A. (3)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (4)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (4)

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (4)

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. (4)

(1)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2004.

(2)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2004.

(3)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2004.

(4)	Filed herewith.

          (b) Reports on Form 8-K

1.	A report on Form 8-K was filed March 9, 2004 to announce the appointment of Donald B. Reed to the Company’s Board of Directors.

2.	A report on Form 8-K was filed March 9, 2004 to announce that the Company had received a $12.5 million order from a major United States wireless telecommunications provider.

3.	A report on Form 8-K was filed April 7, 2004 to announce the financial results for the quarter and year ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.

Date: July 1, 2004	By:	/s/ Mark C. Falkenberg

Mark C. Falkenberg
Chief Accounting Officer