Form 10-Q
period 2004-08-31
INTERVOICE INC
filed 2004-10-12
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
AUGUST 31, 2004

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
DEFINED IN RULE 12b-2 OF THE ACT).

YES [X] NO [  ]

THE REGISTRANT HAD 36,016,661 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE,
OUTSTANDING AS OF SEPTEMBER 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

INTERVOICE, INC.

CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
	August 31, 2004	February 29, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,955	$40,859
Trade accounts receivable, net of allowance for doubtful accounts of $970 in fiscal 2005 and $947 in fiscal 2004	25,855	23,719
Inventory	8,328	8,415
Prepaid expenses and other current assets	5,588	5,087

	88,726	78,080

Property and Equipment
Land and buildings	16,912	16,857
Computer equipment and software	42,084	39,073
Furniture, fixtures and other	3,152	3,190
Service equipment	8,961	9,421

	71,109	68,541
Less allowance for depreciation	50,483	48,325

	20,626	20,216
Other Assets
Intangible assets, net of accumulated amortization of $15,258 in fiscal 2005 and $34,443 in fiscal 2004	5,289	6,363
Goodwill	3,401	3,401
Other assets	731	3,491

	$118,773	$111,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,128	$10,746
Accrued expenses	11,732	11,919
Customer deposits	5,569	6,625
Deferred income	23,429	22,257
Current portion of long-term borrowings	400	—
Income taxes payable	6,774	7,379

	59,032	58,926
Long-Term Borrowings	11,135	13,101
Other Long-Term Liabilities	12	271
Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 36,004,683 issued and outstanding in fiscal 2005 and 35,691,389 issued and outstanding in fiscal 2004	18	18
Additional capital	76,979	75,276
Accumulated deficit	(27,182)	(35,441)
Accumulated other comprehensive loss	(1,221)	(600)

Stockholders’ equity	48,594	39,253

	$118,773	$111,551

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
Sales
Solutions	$25,244	$20,625	$46,389	$38,655
Recurring services	19,015	20,982	39,786	41,353

	44,259	41,607	86,175	80,008

Cost of goods sold
Solutions	13,276	11,271	25,256	22,484
Recurring services	6,894	7,472	13,975	14,202

	20,170	18,743	39,231	36,686

Gross margin
Solutions	11,968	9,354	21,133	16,171
Recurring services	12,121	13,510	25,811	27,151

	24,089	22,864	46,944	43,322
Research and development expenses	3,419	3,703	7,162	7,574
Selling, general and administrative expenses	13,936	13,091	28,088	26,562
Amortization of acquisition related intangible assets	252	705	957	1,410

Income from operations	6,482	5,365	10,737	7,776
Other income (expense)	97	139	464	(47)
Interest expense	(110)	(536)	(384)	(1,081)

Income before taxes	6,469	4,968	10,817	6,648
Income taxes	1,387	1,372	2,558	2,116

Net income	$5,082	$3,596	$8,259	$4,532

Net income per share — basic	$0.14	$0.11	$0.23	$0.13

Shares used in basic per share computation	35,988	34,195	35,918	34,153

Net income per share — diluted	$0.13	$0.10	$0.22	$0.13

Shares used in diluted per share computation	37,963	35,370	38,299	34,814

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
Operating activities
Net income	$5,082	$3,596	$8,259	$4,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,783	2,418	4,067	4,800
Other changes in operating activities	(2,819)	5,738	(3,655)	6,022

Net cash provided by operating activities	4,046	11,752	8,671	15,354

Investing activities
Purchases of property and equipment	(2,531)	(1,210)	(3,464)	(2,473)
Proceeds from sale of assets	—	14	—	14

Net cash used in investing activities	(2,531)	(1,196)	(3,464)	(2,459)

Financing activities
Paydown of debt	(9,066)	(1,833)	(9,566)	(2,667)
Borrowings	8,000	—	8,000	—
Premium on early extinguishment of debt	—	—	(5)	—
Release of restricted cash	2,750	—	2,750	—
Exercise of stock options	120	907	1,703	907

Net cash provided by (used in) financing activities	1,804	(926)	2,882	(1,760)
Effect of exchange rates on cash	148	(420)	7	(332)

Increase in cash and cash equivalents	3,467	9,210	8,096	10,803
Cash and cash equivalents, beginning of period	45,488	27,804	40,859	26,211

Cash and cash equivalents, end of period	$48,955	$37,014	$48,955	$37,014

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock				Accumulated Other
			Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at February 29, 2004	35,691,389	$18	$75,276	$(35,441)	$(600)	$39,253
Net income	—	—	—	8,259	—	8,259
Foreign currency translation adjustment	—	—	—	—	(621)	(621)

Comprehensive income						7,638

Exercise of stock options	313,294	—	1,703	—	—	1,703

Balance at August 31, 2004	36,004,683	$18	$76,979	$(27,182)	$(1,221)	$48,594

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2004

Note A – Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 29, 2004 has been derived from audited financial statements at that date. Certain prior year balances have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited August 31, 2004 and 2003 consolidated financial statements have been included. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Fiscal 2004 Annual Report on Form 10-K. Operating results for the three and six month periods ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005 as they may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company’s sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

     In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income for the second quarters of fiscal 2005 and 2004 was $4.8 million and $3.4 million, respectively. For the six month periods ended August 31, 2004 and 2003, total comprehensive income was $7.6 million and $4.5 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.

     Financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders’ equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

Note B – Inventories

     Inventories consist of the following (in thousands):

	August 31, 2004	February 29, 2004
Purchased parts	$3,436	$4,138
Work in progress	4,892	4,277

	$8,328	$8,415

Note C – Long-Term Borrowings

     At August 31, 2004 and February 29, 2004 the Company’s long-term debt was comprised of the following (in thousands):

	August 31, 2004	February 29, 2004
Line of credit, bearing interest payable monthly accruing at a rate equal to the prime rate plus 0.25% or the London Inter-Bank Offering Rate plus 1.75%; (3.5% at August 31, 2004)	$4,601	$4,601
Term loan, bearing interest payable monthly, accruing at a rate equal to the prime rate plus 0.50% or the London Inter-Bank Offering Rate plus 2.25% (3.875% at August 31, 2004); principal due in monthly installments of $33 with a balloon payment of approximately $5,000 due June 30, 2009	6,934	—
Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; refinanced during June, 2004	—	8,500

Total debt outstanding	11,535	13,101
Less: current portion	400	—

Long-term debt, net of current portion	$11,135	$13,101

     On June 3, 2004, the Company entered into an amended and restated credit agreement with its lender that added an $8.0 million term loan to its existing line of credit. The Company used the proceeds of the new term loan to repay all amounts outstanding under its mortgage loan. The term loan may be repaid in whole or in part without any penalty. The Company made discretionary payments totaling $1.0 million during the second quarter of fiscal 2005 in addition to the required monthly installments. Subsequent to August 31, 2004, the Company made additional discretionary payments totaling $1.0 million on the term loan.

     The Company’s credit agreement provides for a revolving line of credit equal to the lesser of $5.5 million or a defined borrowing base comprised of eligible U.S. accounts receivable ($6.3 million at August 31, 2004). The agreement was amended August 17, 2004, to release the Company from an obligation to maintain a minimum balance of $2.8 million in a cash collateral account as partial security for the line of credit and to remove such collateral account from the borrowing base definition. The Company may borrow, partially or wholly repay its outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed the available borrowing base. The revolving line of credit agreement expires on January 31, 2007.

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

     Borrowings under the credit agreement are secured by first liens on the Company’s accounts receivable, general intangibles, equipment and inventory and by a first lien on the real property and fixtures comprising the Company’s Dallas headquarters building and fixtures. As of August 31, 2004 the Company was in compliance with all financial and operating covenants.

Note D – Special Charges

     The Company incurred no special charges during the three and six month periods ended August 31, 2004. During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively. During the quarter ended August 31, 2003, the Company’s chief financial officer resigned to pursue other opportunities. The Company incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the quarter under the terms of a separation agreement executed in connection with the officer’s resignation. Such charges were included in selling, general and administrative expenses for the quarter. All amounts related to these fiscal 2004 special charges have been paid. The Company had a liability of $0.5 million at August 31, 2004, related to the early termination of a facility lease recorded as a special charge in fiscal 2002. The Company will pay approximately $0.2 million per quarter to settle this liability.

Note E – Income Taxes

     Income taxes for the six months ended August 31, 2004 and 2003 were provided based on an estimated annual rate. The estimated rate for fiscal 2005 is 24%. This rate differs from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the United States from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates. For the six months ended August 31, 2003, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. During the same period, the Company incurred domestic pretax losses. The Company did not recognize current income tax benefits as a result of such losses, however, because the existence of recent domestic losses prevented it from concluding that it was more likely than not that such benefits would be realized.

Note F – Earnings Per Share and Stock Compensation

     (in thousands except per share data)

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
Numerator:
Net income	$5,082	$3,596	$8,259	$4,532

Denominator:
Denominator for basic earnings per share	35,988	34,195	35,918	34,153
Dilutive potential common shares
Employee stock options	1,598	554	1,964	661
Outstanding warrants	377	621	417	—

Denominator for diluted earnings per share	37,963	35,370	38,299	34,814

Net income per share:
Basic	$0.14	$0.11	$0.23	$0.13
Diluted	$0.13	$0.10	$0.22	$0.13

     Options to purchase 937,292 and 771,500 shares of common stock at an average exercise price of $14.19 and $14.76 were outstanding during the three and six month periods ended August 31, 2004, respectively, but were not included in the computation of diluted earnings per share for these periods as the effect would have been antidilutive because the options’ exercise prices were greater than the average price of the Company’s common shares during such periods.

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

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
Net income, as reported	$5,082	$3,596	$8,259	$4,532
Add stock compensation expense included in net income	—	279	—	279
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,516)	(911)	(2,488)	(910)

Pro forma net income	$3,566	$2,964	$5,771	$3,901

Net income per share:
Basic – as reported	$0.14	$0.11	$0.23	$0.13
Basic – pro forma	$0.10	$0.09	$0.16	$0.11
Diluted – as reported	$0.13	$0.10	$0.22	$0.13
Diluted – pro forma	$0.09	$0.08	$0.15	$0.11

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

Note G – Operating Segment Information and Major Customers

     The Company operates as a single, integrated business unit. The Company’s chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company’s product line includes IVR/portal solutions, messaging solutions, payment solutions, maintenance and related services, and managed services provided for customers on an outsourced or managed service provider basis. The Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company’s net sales by product line for the three and six month periods ended August 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
IVR/portal solution sales	$20,450	$14,970	$36,036	$27,345
Messaging solution sales	2,224	1,350	4,630	3,143
Payment solution sales	2,570	4,305	5,723	8,167

Total solution sales	25,244	20,625	46,389	38,655

Maintenance and related services sales	13,778	14,285	28,993	27,870
Managed service sales	5,237	6,697	10,793	13,483

Total recurring services sales	19,015	20,982	39,786	41,353

Total sales	$44,259	$41,607	$86,175	$80,008

     Geographic Operations

     Revenues are attributed to geographic locations based on locations of customers. The Company’s net sales by geographic area for the three and six month periods ended August 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
North America	$28,033	$24,773	$53,370	$49,018
Europe, Middle East and Africa	13,705	13,975	28,341	27,169
Pacific Rim	1,262	765	2,101	1,160
Central and South America	1,259	2,094	2,363	2,661

Total	$44,259	$41,607	$86,175	$80,008

     Concentration of Revenue

     Sales to a major telecommunication company in the United States accounted for approximately 11% of the Company’s total sales during the quarter ended August 31, 2004. Sales to another customer, O2, accounted for approximately 10% of the Company’s total sales during such quarter. There were no customers accounting for 10% or more of the Company’s total sales during the quarter ended August 31,

2003. There were no customers accounting for 10% or more of the Company’s total sales during the six month period ending August 31, 2004. Sales to O2 accounted for approximately 10% of the Company’s total sales during the six month period ending August 31, 2003. There were no other customers accounting for 10% or more of the Company’s sales during the three or six month periods ended August 31, 2004 and August 31, 2003.

Note H – Contingencies

     Intellectual Property Matters

     The Company provides its customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send the Company or its customers letters alleging that the Company’s products do or might infringe upon the owners’ intellectual property rights, and/or suggesting that the Company or its customers should negotiate a license or cross-license agreement with the owner. The Company’s policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company currently has a portfolio of 70 patents, and it has applied for and will continue to apply for and receive a number of additional patents to reflect its technological innovations. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement.

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

     Plaintiffs filed an amended complaint on September 23, 2002. On September 15, 2003, the Court granted the Company’s motion to dismiss the amended class action complaint. Unlike the Court’s prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant Plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the Plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court’s order of dismissal entered on September 15, 2003. The Plaintiffs filed their appellant brief on February 20, 2004, and the Company filed its brief in opposition to the Plaintiff’s appeal on May 10, 2004. On June 7, 2004, Plaintiffs filed a response to the Company’s brief. The Company and the Plaintiffs made oral arguments before the Fifth Circuit Court of Appeals on October 6, 2004.

     Audit Committee Investigation

     In connection with its previously disclosed investigation, the Audit Committee is continuing to examine certain calendar year 2001 transactions accounted for as purchases of licenses from a publicly held supplier to the Company, particularly whether a $900,000 payment and other license purchases were consideration for an amendment to permit a cashless exercise of a warrant issued to the Company by the supplier. Such a payment would have rendered unavailable a nonexclusive registration exemption for the previously disclosed $21.4 million sale of the shares underlying the warrant during the fourth quarter of fiscal 2001. The Audit Committee also is reviewing the Company's role, if any, in the reportedly improper recognition of revenue in calendar 2001 by the supplier. In addition, the Audit Committee is examining whether the Company improperly recognized revenue in two quarter-end barter transactions involving approximately 0.4% and 1.9% of annual revenues for fiscal 2000 and fiscal 2002, respectively, and whether it improperly accelerated the recognition of revenue in four quarter-end sales transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. The Audit Committee is being assisted by separate independent legal counsel and accountants. The Company has previously self-reported the investigation to the Securities and Exchange Commission. At this time, the Company cannot predict what losses, claims, accounting adjustments or other impacts on the Company’s financial statements, if any, might result from the investigation. At the conclusion of the investigation, the Company will take such actions, if any, as are necessary in light of the final investigation findings.

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

     As of August 31, 2004, the Company was obligated under a $0.5 million letter of credit issued by a bank to guarantee the Company’s performance under a long-term international managed services contract. The letter of credit is fully collateralized by a restricted certificate of deposit. During September 2004, this letter of credit was cancelled and replaced with a new letter of credit issued under the Company’s existing credit agreement. Upon cancellation of the prior letter of credit, the restriction on the certificate of deposit was removed. The new letter of credit expires in June 2005.

     The Company has employment agreements with three executive officers. Two of these agreements require the Company to make termination payments to the officer of two times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services following a change in ownership of the Company, as defined in the agreement, prior to the expiration of the agreement. If both officers with such agreements were terminated for one of the preceding reasons during fiscal 2005, the cost to the Company would range from $1.3 million to $1.9 million. The third employment agreement requires that in the event the officer’s services are terminated without cause, the Company either must make termination payments to the officer of one times the officer’s annual base compensation and accelerate vesting on 33,333 shares of Company common stock covered by a stock option or make termination payments to the officer of two times the officer’s annual base compensation. If the officer covered by this agreement were terminated during fiscal 2005, the Company would be required to make payments ranging from $0.2 million to $0.5 million.

     The Company, under the terms of its Articles of Incorporation, indemnifies its directors, officers, employees or agents or any other person serving at the Company’s request as a director, officer, employee or agent of another corporation in connection with a derivative suit if he or she (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, but the Company will not provide indemnification for any claim as to which the person was adjudged liable for negligence or misconduct unless the court determines that under the circumstances the person is fairly and reasonably entitled to indemnification. The Company provides the same category of persons with indemnification in a non-derivative suit only if such person (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reason to believe his or her conduct was unlawful. The Company, under the terms of its Bylaws, also indemnifies its current and former officers and directors to the fullest extent permitted or required under Article 2.02-1 of the Texas Business Corporation Act.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Disclosures to Qualify Forward Looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere herein regarding the Company’s financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the Company cautions current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, the Company’s actual results and could cause such results during fiscal 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

•	The Company is prone to quarterly sales fluctuations. Some of the Company’s transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company’s quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company’s accuracy in estimating future sales is largely dependent on its ability to successfully qualify, estimate and close solution sales from its “pipeline” of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. The accuracy of any estimate of future sales is also dependent on the Company’s ability to accurately estimate the amount of revenue to be contributed from beginning backlog during any fiscal quarter. Accordingly, the Company’s actual sales for any fiscal reporting period may be significantly different from any estimate of sales for such period. See the discussion entitled “Sales” in this Item 2 for a discussion of the Company’s system for estimating sales and trends in its business.

•	The Company’s financing agreement includes financial and operating covenants and default provisions. In addition to obligations requiring the monthly payment of principal and interest, the Company’s amended and restated credit agreement contains financial covenants, operating covenants and default provisions. If the Company does not comply with any of these covenants and default provisions, the Company’s secured lender can accelerate all indebtedness outstanding under the facility and foreclose on a significant portion of the Company’s assets.

•	The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits, other claims and an audit committee investigation discussed in Item 1 “Legal Proceedings” of Part II of this quarterly report on Form 10-Q. The Company believes the pending lawsuit to which it is subject is without merit and intends to defend the matter vigorously. The Company may not prevail in the pending litigation or other matters, and the Company may be subject to claims based on future findings, if any, that are adverse to the Company in the audit committee investigation. There can be no assurance that expenses, including any potential settlement or judgment, related to any lawsuit or other such claim would not be material to the Company's financial position or results of operations.

•	The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company’s products is dependent, to a large degree, on the Company allocating its resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by the Company’s actual and prospective customers. The Company’s success is also dependent, to a

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

•	The Company’s reliance on significant vendor relationships could result in significant expense or an inability to serve its customers if it loses these relationships. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. As the Company continues to migrate to open, standards-based systems, it will become increasingly dependent on its component suppliers and software vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company’s significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source or at historical prices. Consequently, the Company would be unable to provide products and to service its customers or to generate historical operating margins, which would negatively impact its business and operating results.

•	If third parties assert claims that the Company’s products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against the Company or against the Company’s customers, the Company could incur substantial costs to defend these claims. If any of these claims is ultimately successful, a third party could require the Company to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to use the infringed intellectual property rights. Moreover, where the claims are asserted with respect to the Company’s customers, additional expenses may be involved in indemnifying the customer and/or designing and providing non-infringing products.

•	The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company’s products are currently sold in more than 75 countries. The Company’s international sales, as a percentage of total Company sales, were 37% and 40% for the fiscal quarters ending August 31, 2004 and 2003, respectively. International sales are subject to certain risks, including:

•	fluctuations in currency exchange rates;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from customers speaking different languages and having different cultural approaches to the conduct of business.

•	The Company’s inability to meet contracted performance targets could subject it to significant penalties. Many of the Company’s contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for the Company’s failure to achieve certain minimum service levels. The Company has had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

•	The Company is exposed to general economic conditions that may harm its business. Although the general level of business activity rebounded during the Company’s fiscal year ended February

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

Sales. The Company’s total sales for the second quarter and first six months of fiscal 2005 were $44.3 million and $86.2 million, respectively, an increase of $2.7 million (6.4%) and $6.2 million (7.7%), respectively, as compared to the same periods of fiscal 2004. Solutions sales of $25.2 million and $46.4 million for the second quarter and first six months of fiscal 2005 reflected increases of 22.4% and 20.0%, respectively, over corresponding amounts for the same periods of fiscal 2004. For the second quarter and first six months of fiscal 2005, recurring services sales were $19.0 million and $39.8 million down 9.4% and 3.8%, respectively, from corresponding amounts for the same periods of fiscal 2004.

     The Company operates as a single, integrated business unit. The Company’s chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company’s product line includes IVR/portal systems, messaging systems, payment systems, maintenance and related services, and managed services provided for customers on an outsourced or managed service provider basis. The Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company’s net sales by product line for the three and six months ended August 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
IVR/portal solution sales	$20,450	$14,970	$36,036	$27,345
Messaging solution sales	2,224	1,350	4,630	3,143
Payment solution sales	2,570	4,305	5,723	8,167

Total solution sales	25,244	20,625	46,389	38,655

Maintenance and related services sales	13,778	14,285	28,993	27,870
Managed service sales	5,237	6,697	10,793	13,483

Total recurring services sales	19,015	20,982	39,786	41,353

Total sales	$44,259	$41,607	$86,175	$80,008

     As identified in the preceding chart, the increase in solution sales from fiscal 2004 levels is primarily attributable to growth in IVR/portal sales. Such sales increased $5.5 million, or 36.6%, and $8.7 million, or 31.8% during the second quarter and first six months of fiscal 2005 over corresponding amounts for the same periods of fiscal 2004. IVR/portal sales for the quarter included $4.8 million recognized as a result of work performed during the second quarter on a $12.5 million sale for a major U.S. wireless telecommunications provider that is being accounted for on a percentage of completion basis. The Company expects to recognize an additional $6.7 million under this contract during the third and fourth quarters of fiscal 2005.

     Recurring service sales decreased $2.0 million, or 9.4%, and $1.6 million, or 3.8%, for the second quarter and first six months of fiscal 2005, when compared to the second quarter and first six months of fiscal 2004. Maintenance and related service sales decreased $0.5 million, or 3.5%, for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 as contracts on certain systems which had reached end of life were not renewed. Maintenance and related service sales increased $1.1 million, or 4.0%, for the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. Managed service sales decreased $1.5 million, or 21.8%, and $2.7 million, or 20%, for the quarter and six month periods ended August 31, 2004, as compared to the corresponding periods of the prior year. These declines in managed service sales result primarily from a reduction in revenues from an international managed service customer for which the Company recognizes revenue on a cash basis. Such revenues were $0.0 million and $0.4 million for the second quarter and first six months of fiscal 2005 as compared to $2.1 million and $4.0 million for the second quarter and first six months of fiscal 2004. The timing and amount of any future revenues from this customer remain uncertain.

     There were two customers each accounting for 10% or more of the Company’s total sales during the quarter ended August 31, 2004. The sale to a major telecommunication company in the United States discussed above accounted for approximately 11% of the Company’s total sales during the period. Sales to another customer, O2, accounted for approximately 10% of the Company’s total sales during such quarter. There were no customers accounting for 10% or more of the Company’s total sales during the quarter ended August 31, 2003. There were no customers accounting for 10% or more of the Company’s total sales during the six month period ending August 31, 2004. Sales to O2 accounted for approximately 10% of the Company’s total sales during the six month period ending August 31, 2003. There were no other customers accounting for 10% or more of the Company’s sales during the three or six month periods ended August 31, 2004 and August 31, 2003.

     Revenues are attributable to geographic locations based on locations of customers. The Company’s net sales by geographic area for the three and six month periods ended August 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003
North America	$28,033	$24,773	$53,370	$49,018
Europe, Middle East and Africa	13,705	13,975	28,341	27,169
Pacific Rim	1,262	765	2,101	1,160
Central and South America	1,259	2,094	2,363	2,661

Total	$44,259	$41,607	$86,175	$80,008

     International sales comprised 37% of the Company’s total sales during the second quarter of fiscal 2005, down slightly from 40% during the second quarter of fiscal 2004. For the first six months of fiscal 2005, international sales comprised 38% of the Company’s total sales, down from 39% during the same period of fiscal 2004.

     The Company uses a system combining estimated sales from its service and support contracts, its backlog of committed solutions orders and its “pipeline” of solutions sales opportunities to project future sales and trends in its business. For the quarters ended August 31, 2004 and 2003, sales were sourced as follows:

	Three Months Ended August 31
	2004	2003
Sales from recurring services contracts	43%	50%
Sales from beginning solutions backlog	43%	35%
Sales from the quarter’s pipeline	14%	15%

	100%	100%

     The Company’s recurring service contracts range in original duration from one month to five years, with most managed service contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, the Company does not consider its book of services contracts to be reportable backlog, and a portion of the potential revenue reflected in the contract values may never be realized. Nevertheless, it is easier for the Company to estimate service and support sales than to estimate solutions sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

     The Company’s solutions backlog is made up of customer orders for systems for which it has received complete purchase orders and which the Company expects to ship within twelve months. Solutions backlog as of the end of the Company’s last five quarters was as follows (in thousands):

Quarter Ended	Solutions Backlog
August 31, 2004	$40,214
May 31, 2004	$43,174
February 29, 2004	$31,707
November 30, 2003	$34,003
August 31, 2003	$30,072

     The 36% increase in solutions backlog from February 29, 2004 to May 31, 2004 reflects the booking by the Company of an order totaling approximately $12.5 million from a major U.S. wireless telecommunications provider and an order totaling approximately $4.2 million from a large European network provider. Approximately $6.1 million of such contracts was recognized as solutions revenue in the quarter ended August 31, 2004. The accuracy of any estimate of future sales is dependent, in part, on the Company’s ability to project the amount of revenue to be contributed from beginning solutions backlog during any fiscal quarter. This estimate, in turn, is dependent on the Company’s ability to successfully predict the amount and timing of work to be performed on projects, the timing of customer acceptance of certain projects and the amount and timing of cash to be received on projects accounted for on a cash basis.

     The Company’s pipeline of opportunities for future solutions sales is the aggregation of its sales opportunities, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide the Company some sales guidelines in its business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time.

Special Charges. The Company incurred no special charges during the three and six month periods ended August 31, 2004. During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively. During the quarter ended August 31, 2003, the Company’s chief financial officer resigned to pursue other opportunities. The

Company incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the quarter under the terms of a separation agreement executed in connection with the officer’s resignation. Such charges were included in selling, general and administrative expenses for the quarter. All amounts related to these fiscal 2004 special charges have been paid.

Cost of Goods Sold. Cost of goods sold for the second quarter and first six months of fiscal 2005 was approximately $20.2 million or 45.6% of sales and $39.2 million or 45.5% of sales, respectively. This compares to $18.7 million or 45.0% of sales and $36.7 million or 45.9% of sales for the second quarter and first six months of fiscal 2004. As described above, the Company incurred special charges to cost of goods sold during the first six months of fiscal 2004 totaling $0.6 million or 0.8% of sales. Cost of goods sold on solution sales was $13.3 million (52.6%) and $25.3 million (54.4%) for the second quarter and first six months of fiscal 2005, respectively, as compared to $11.3 million (54.6%) and $22.5 million (58.2%) for the same periods of fiscal 2004. A significant portion of the Company’s cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. Cost of goods sold on recurring service sales was $6.9 million (36.3%) and $14.0 million (35.1%) for the second quarter and first six months of fiscal 2005, respectively, as compared to $7.5 million (35.6%) and $14.2 million (34.3%) for the same periods of fiscal 2004. The small increases in these percentages reflect the effect on the calculation of the cash basis managed services revenue recognized during the second quarter and first six months of fiscal 2004, offset in part by slight reductions in direct labor costs associated with these services.

Research and Development Expenses. Research and development expenses during the second quarter and first six months of fiscal 2005 were approximately $3.4 million, or 7.7% of total Company sales, and $7.2 million, or 8.3% of sales, respectively. During the second quarter and first six months of the previous fiscal year, research and development expenses were $3.7 million, or 8.9% and $7.6 million or 9.5%, respectively, of the Company’s total sales. The Company incurred R&D charges described above in “Special Charges” of $0.2 million (0.3%) during the first six months of fiscal 2004. R&D expenses in the quarter ended August 31, 2004 were down slightly from recent quarters as certain R&D resources were temporarily assigned to the completion of a customer project. The cost of these resources was charged to cost of goods sold for the quarter.

     Research and development expenses include the design of new products and the enhancement of existing products. The Company’s research and development spending is focused in four key areas. First, software tools are being developed to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprise, wireless, and fixed line providers. Next, server-based application software platforms are being developed for operations and management of contact center, speech, and call completion applications. These software platforms are being developed for deployment and management of enterprise, wireless and wireline network operator applications. These software platforms are designed to operate in both J2EE and Microsoft’s®.Net enterprise computing environments. Third, media servers, “voice browsers”, and call processing infrastructure based on open standards such as SALT, VoiceXML, and CCXML are being developed. Additionally, these media servers are VOIP enabled, allowing operation in soft-switch and hybrid PSTN and VOIP networks. Finally, the Company is developing packaged, speech-enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return on investment by providing many commonly used, configurable functions that can be more quickly deployed than custom applications. Additionally, modular productivity and communications applications for wireless and fixed-line applications including speech driven voice mail, voice activated dialing, and enhanced personal information management are being developed.

     The Company expects to maintain a strong commitment to research and development to remain at the forefront of technology development in its markets, which is essential to the continued improvement of the Company’s position in the industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the second quarter and first six months of fiscal 2005 were approximately $13.9 million, or 31.5% of total

Company sales, and $28.1 million, or 32.6% of sales, respectively. SG&A expenses during the second quarter and first six months of fiscal 2004 were $13.1 million, or 31.5% and $26.6 million or 33.2%, respectively, of the Company’s total sales. The Company incurred SG&A charges of $0.1 million during the second quarter of fiscal 2005 in connection with the Audit Committee investigation described in Note H of Part 1 of this Form 10-Q. The Company incurred an additional $0.5 million in such charges during September 2004 and anticipates incurring additional significant charges during the balance of the quarter ending November 30, 2004. The Company incurred SG&A charges described above in “Special Charges” totaling $0.8 million (1.9%) during the second quarter of fiscal 2004 and $1.4 million (1.8%) during the first six months of fiscal 2004 respectively.

Amortization of Acquisition Related Intangible Assets. Amortization expense for the quarter ended August 31, 2004 declined $0.4 million from recent quarters and year ago levels as the Company completed the amortization of certain developed technology acquired in its purchase of Brite Voice Systems in fiscal 2000. Amortization expense on acquired intangible assets is expected to total $0.5 million for the balance of fiscal 2005 and approximately $1.0 million per year thereafter through fiscal 2009.

Interest Expense. Interest expense was $0.1 million and $0.4 million during the second quarter and first six months of fiscal 2005 as compared to $0.5 million and $1.1 million during the second quarter and first six months of fiscal 2004. The reduction relates to two factors. First, the Company’s outstanding debt as of the beginning of fiscal 2005 totaled $13.1 million, a 31% reduction from the $19.1 million balance outstanding at the beginning of fiscal 2004. Second, as a result of refinancings undertaken in the fourth quarter of fiscal 2004 and the second quarter of fiscal 2005 (see “Liquidity and Capital Resources,” below), the Company has lowered the interest rates it pays on its outstanding line of credit and term debt balances by approximately three and six percentage points, respectively, over rates in place at August 31, 2003. For the quarter ended August 31, 2004, the Company’s effective average interest rate on all outstanding debt was 3.7%.

Income Taxes. Income taxes for the six months ended August 31, 2004 and 2003 were provided based on an estimated annual rate. The estimated rate for fiscal 2005 is 24%. This rate differs from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the United States from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates. For the six months ended August 31, 2003, the Company recognized current income tax expense on the pretax income of certain foreign subsidiaries. During the same period, the Company incurred domestic pretax losses. The Company did not recognize current income tax benefits as a result of such losses, however, because the existence of recent domestic losses prevented it from concluding that it was more likely than not that such benefits would be realized.

Income from Operations and Net Income. The Company generated operating income of $6.5 million and net income of $5.1 million during the second quarter of fiscal 2005. During the second quarter of fiscal 2004, the Company generated an operating income of $5.4 million and net income of $3.6 million. For the six months ended August 31, 2004, the Company generated operating income of $10.7 million and net income of $8.3 million compared to an operating income of $7.8 million and net income of $4.5 million for the six month period ended August 31, 2003. The Company’s improved financial performance for the quarter and six months ended August 31, 2004 over similar periods for fiscal 2004 reflects the increase in sales volume, a reduction in amortization costs, the benefit of lower interest costs and a lower effective tax rate.

Liquidity and Capital Resources. The Company had approximately $49.0 million in cash and cash equivalents at August 31, 2004, while borrowings under the Company’s long-term debt facilities totaled $11.5 million. The Company’s cash balances increased $3.5 million during the three months ended August 31, 2004, with operating activities providing $4.0 million of cash, net investing activities using $2.5 million of cash and net financing activities providing $1.8 million of cash.

     Operating cash flow for the quarter ended August 31, 2004 was favorably impacted by the Company’s continuing profitability in the quarter and by its related continuing focus on operating expense control and balance sheet management. The Company held its days sales outstanding (DSOs) of accounts receivable to 53 days, largely unchanged from May 31, 2004 and February 29, 2004 levels.

     For sales of certain of its more complex, customized systems (generally ones with a sales price of $0.5 million or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $9.0 million (34.7% of total net receivables) at August 31, 2004, up $3.4 million and $0.2 million from May 31, 2004 and February 29, 2004 balances, respectively. This increase primarily reflects progress made during the second quarter on a large solution sale for a major U.S. wireless telecommunications provider that is being accounted for on a percentage of completion basis. The Company expects to bill and collect unbilled receivables as of August 31, 2004 within the next twelve months.

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

     The Company used $2.5 million of cash to purchase additional equipment and software during the quarter ended August 31, 2004. The expenditures relate primarily to a Company initiative to upgrade its overall computing environment. The Company expects to spend an additional $3.0 million to $4.0 million on this initiative during the remainder of fiscal 2005.

     On June 3, 2004, the Company entered into an amended and restated credit agreement with its lender that added an $8.0 million term loan to its existing $5.5 million line of credit. The Company used the proceeds of the new term loan to repay all amounts outstanding under its mortgage loan. With this refinancing, the Company lowered its interest rate on $8.0 million of debt from 10.5% to a rate equal to the prime rate plus 0.5% or the London Inter-Bank Offering Rate plus 2.25% (3.875% at August 31, 2004). The term loan principal is due in monthly installments of $33,333 beginning July 1, 2004 with a final balloon payment of approximately $5.0 million due June 30, 2009. The term loan may be repaid in whole or in part without any penalty. The Company made discretionary payments totaling $1.0 million during the second quarter of fiscal 2005 in addition to the required monthly installments. Subsequent to August 31, 2004, the Company made additional discretionary payments totaling $1.0 million on the term loan. Borrowings under the Company’s credit agreement are secured by first liens on the Company’s accounts receivable, general intangibles, equipment and inventory, and by a first lien on the real property and fixtures comprising the Company’s Dallas headquarters.

     Adequacy of Cash Reserves

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

At August 31, 2004, the Company’s outstanding long-term debt was comprised of the following (in thousands):

August 31, 2004
Revolving Line of credit, bearing interest payable monthly accruing at a rate equal to the prime rate plus 0.25% or the London Inter-Bank Offering Rate plus 1.75%; (3.5% at August 31, 2004)	$4,601
Term loan, bearing interest payable monthly, accruing at a rate equal to the prime rate plus 0.50% or the London Inter-Bank Offering Rate plus 2.25% (3.875% at August 31, 2004)	6,934

$11,535

     The following table provides information about the Company’s credit agreements that are sensitive to changes in interest rates. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of August 31, 2004.

	Fiscal
	2005	2006	2007	2008	2009	2010
	(Dollars in Thousands)
Long-term debt-variable rate U.S.	$200	$400	$5,001	$400	$400	$5,134
Projected weighted average interest rate	3.7%	3.7%	3.7%	3.9%	3.9%	3.9%

Item 4 Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on the evaluation by the Company’s management (with the participation of the Company’s chief executive officer and chief financial officer), as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that, subject to limitations described below, the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules, 13a-15(e) and 15d-15(e)) are effective to ensure that the material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There has been no change in the Company’s internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Limitations on the effectiveness of controls. The Company’s management, including its chief executive officer and chief financial officer, does not expect that the Company’s control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the Company’s disclosure control system are met and, as set forth above, the Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of the Company’s disclosure control system were met.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

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

     Plaintiffs filed an amended complaint on September 23, 2002. On September 15, 2003, the Court granted the Company’s motion to dismiss the amended class action complaint. Unlike the Court’s prior order dismissing the original class action complaint, the order dismissing the amended complaint did not grant Plaintiffs an opportunity to reinstate the lawsuit by filing a new amended complaint. On October 9, 2003, the Plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals from the trial court’s order of dismissal entered on September 15, 2003. The Plaintiffs filed their appellant brief on February 20, 2004, and the Company filed its brief in opposition to the Plaintiff’s appeal on May 10, 2004. On June 7, 2004, Plaintiffs filed a response to the Company’s brief. The Company and the Plaintiffs made oral arguments before the Fifth Circuit Court of Appeals on October 6, 2004.

     Audit Committee Investigation

     In connection with its previously disclosed investigation, the Audit Committee is continuing to examine certain calendar year 2001 transactions accounted for as purchases of licenses from a publicly held supplier to the Company, particularly whether a $900,000 payment and other license purchases were consideration for an amendment to permit a cashless exercise of a warrant issued to the Company by the supplier. Such a payment would have rendered unavailable a nonexclusive registration exemption for the previously disclosed $21.4 million sale of the shares underlying the warrant during the fourth quarter of fiscal 2001. The Audit Committee also is reviewing the Company's role, if any, in the reportedly improper recognition of revenue in calendar 2001 by the supplier. In addition, the Audit Committee is examining whether the Company improperly recognized revenue in two quarter-end barter transactions involving approximately 0.4% and 1.9% of annual revenues for fiscal 2000 and fiscal 2002, respectively, and whether it improperly accelerated the recognition of revenue in four quarter-end sales transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. The Audit Committee is being assisted by separate independent legal counsel and accountants. The Company has previously self-reported the investigation to the Securities and Exchange Commission. At this time, the Company cannot predict what losses, claims, accounting adjustments or other impacts on the Company’s financial statements, if any, might result from the investigation. At the conclusion of the investigation, the Company will take such actions, if any, as are necessary in light of the final investigation findings.

separate independent legal counsel and accountants. The Company has previously self-reported the investigation to the Securities and Exchange Commission and will advise such agency of the results of the investigation.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held at 10:00 a.m., local time, on Wednesday, July 21, 2004 in Richardson, Texas.

     Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement, and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: David W. Brandenburg, Joseph J. Pietropaolo, George C. Platt, Jack P. Reily, Gerald F. Montry, Donald B. Reed, Saj-nicole A. Joni and Robert E. Ritchey. The number of votes cast for the election of each of the nominees for director, and the number of abstentions, were as follows: 30,694,339 votes for the election of David W. Brandenburg, with 2,174,018 abstentions; 30,252,141 votes for the election of Joseph J. Pietropaolo, with 2,616,216 abstentions; 30,510,595 votes for the election of George C. Platt, with 2,357,762 abstentions; 30,415,677 votes for the election of Jack P. Reily, with 2,452,680 abstentions; 30,507,860 votes for the election of Gerald F. Montry, with 2,360,497 abstentions; 31,539,581 votes for the election of Donald B. Reed, with 1,328,776 abstentions; 31,772,071 votes for the election of Saj-nicole A. Joni, with 1,096,286 abstentions; and 30,684,843 votes for the election of Robert E. Ritchey, with 2,183,514 abstentions. No votes were cast against the election of any nominee for director.

     The second matter voted on and approved by the shareholders, was a resolution to approve an amendment to the Company’s 2003 Stock Option Plan to increase from 2,000,000 to 3,500,000 the aggregate number of shares authorized for issuance under the 2003 Stock Option Plan. The number of votes cast for the adoption of the resolution to amend the 2003 Stock Option Plan was 16,623,197, the number of votes cast against the adoption of the resolution to amend the Plan was 4,786,465 and the number of abstentions was 356,530.

Item 6 Exhibits

3.1	Articles of Incorporation, as amended, of Registrant. (2)

3.2	Amendment to Articles of Incorporation of Registrant. (3)

3.3	Amendment to Articles of Incorporation of Registrant. (4)

3.4	Third Restated Bylaws of Registrant. (1)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agents. (5)

4.2	Securities Purchase Agreement, dated as of May 29, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (6)

4.3	Form of Warrant, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC. (6)

10.1	Amended and Restated Credit Agreement dated as of June 3, 2004, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”). (7)

10.2	First Amendment to Credit Agreement dated as of August 17, 2004, between the Registrant and Wells Fargo. (1)

10.3	Fiscal Year 2005 Transition Year Incentive Plan Plan Summary. (1)

10.4	Intervoice, Inc. 2003 Stock Option Plan. (1)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (1)*

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (1)*

(1)	Filed herewith.

(2)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(4)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2004.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.

Date: October 12, 2004	By:	/s/ MARK C. FALKENBERG
Mark C. Falkenberg
Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBITS
NO.	DESCRIPTION
3.1	Articles of Incorporation, as amended, of Registrant. (2)

3.2	Amendment to Articles of Incorporation of Registrant. (3)

3.3	Amendment to Articles of Incorporation of Registrant. (4)

3.4	Third Restated Bylaws of Registrant. (1)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agents. (5)

4.2	Securities Purchase Agreement, dated as of May 29, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (6)

4.3	Form of Warrant, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC. (6)

10.1	Amended and Restated Credit Agreement dated as of June 3, 2004, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”). (7)

10.2	First Amendment to Credit Agreement dated as of August 17, 2004, between the Registrant and Wells Fargo. (1)

10.3	Fiscal Year 2005 Transition Year Incentive Plan Plan Summary. (1)

10.4	Intervoice, Inc. 2003 Stock Option Plan. (1)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (1)*

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (1)*

(1)	Filed herewith.

(2)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(4)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2004.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.