Form 10-Q
period 2004-11-30
INTERVOICE INC
filed 2005-01-10
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
NOVEMBER 30, 2004

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
DEFINED IN RULE 12b-2 OF THE ACT).

YES ☑ NO ☐

THE REGISTRANT HAD 37,078,359 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE,
OUTSTANDING AS OF JANUARY 5, 2005.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

INTERVOICE, INC.

CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
	November 30, 2004	February 29, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$50,595	$40,859
Trade accounts receivable, net of allowance for doubtful accounts of $1,146 in fiscal 2005 and $947 in fiscal 2004	33,357	23,719
Inventory	8,233	8,415
Prepaid expenses and other current assets	5,083	5,087

	97,268	78,080

Property and Equipment
Land and buildings	16,930	16,857
Computer equipment and software	44,155	39,073
Furniture, fixtures and other	3,329	3,190
Service equipment	9,114	9,421

	73,528	68,541
Less allowance for depreciation	53,038	48,325

	20,490	20,216
Other Assets
Intangible assets, net of accumulated amortization of $15,544 in fiscal 2005 and $34,443 in fiscal 2004	5,003	6,363
Goodwill	3,401	3,401
Other assets	168	3,491

	$126,330	$111,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,994	$10,746
Accrued expenses	12,986	11,919
Customer deposits	4,409	6,625
Deferred income	21,623	22,257
Current portion of long-term debt	400	—
Income taxes payable	3,302	7,379

	56,714	58,926
Long-Term Debt	10,035	13,101
Other Long-Term Liabilities	—	271

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 36,167,542 issued and outstanding in fiscal 2005 and 35,691,389 issued and outstanding in fiscal 2004	18	18
Additional capital	79,856	75,276
Accumulated deficit	(20,149)	(35,441)
Accumulated other comprehensive loss	(144)	(600)

Stockholders’ equity	59,581	39,253

	$126,330	$111,551

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
Sales
Solutions	$27,638	$22,034	$74,027	$60,689
Recurring services	20,723	19,726	60,510	61,079

	48,361	41,760	134,537	121,768

Cost of goods sold
Solutions	13,741	12,606	38,997	35,090
Recurring services	6,997	6,359	20,973	20,561

	20,738	18,965	59,970	55,651

Gross margin
Solutions	13,897	9,428	35,030	25,599
Recurring services	13,726	13,367	39,537	40,518

	27,623	22,795	74,567	66,117

Research and development expenses	4,119	3,677	11,282	11,251
Selling, general and administrative expenses	16,380	13,555	44,469	40,117
Amortization of acquisition related intangible assets	252	705	1,209	2,115

Income from operations	6,872	4,858	17,607	12,634

Other income (expense)	186	(352)	651	(400)
Interest expense	(129)	(507)	(513)	(1,587)

Income before taxes	6,929	3,999	17,745	10,647
Income taxes (benefit)	(104)	411	2,453	2,527

Net income	$7,033	$3,588	$15,292	$8,120

Net income per share — basic	$0.20	$0.10	$0.43	$0.24

Shares used in basic per share computation	36,060	34,364	35,965	34,223

Net income per share — diluted	$0.18	$0.10	$0.40	$0.23

Shares used in diluted per share computation	38,295	36,881	38,260	35,514

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
Operating activities
Net income	$7,033	$3,588	$15,292	$8,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,980	2,368	6,047	7,168
Other changes in operating activities	(6,621)	(4,299)	(10,276)	1,723

Net cash provided by operating activities	2,392	1,657	11,063	17,011

Investing activities
Purchases of property and equipment	(1,371)	(1,062)	(4,835)	(3,536)
Proceeds from sale of assets	—	7	—	22

Net cash used in investing activities	(1,371)	(1,055)	(4,835)	(3,514)

Financing activities
Paydown of debt	(1,100)	(1,833)	(10,666)	(4,500)
Borrowings	—	—	8,000	—
Premium on early extinguishment of debt	—	—	(5)	—
Release of restricted cash	—	—	2,750	—
Exercise of stock options	915	1,453	2,618	2,360

Net cash provided by (used in) financing activities	(185)	(380)	2,697	(2,140)

Effect of exchange rates on cash	804	1,384	811	1,052

Increase in cash and cash equivalents	1,640	1,606	9,736	12,409

Cash and cash equivalents, beginning of period	48,955	37,014	40,859	26,211

Cash and cash equivalents, end of period	$50,595	$38,620	$50,595	$38,620

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at February 29, 2004	35,691,389	$18	$75,276	$(35,441)	$(600)	$39,253

Net income	—	—	—	15,292	—	15,292

Foreign currency translation adjustment	—	—	—	—	456	456

Comprehensive income						15,748

Tax benefit from exercise of stock options	—	—	1,962	—	—	1,962

Exercise of stock options	476,153	—	2,618	—		2,618

Balance at November 30, 2004	36,167,542	$18	$79,856	$(20,149)	$(144)	$59,581

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2004

Note A – Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 29, 2004 has been derived from audited financial statements at that date. Certain prior year balances have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited November 30, 2004 and 2003 consolidated financial statements have been included. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s fiscal 2004 Annual Report on Form 10-K. Operating results for the three and nine month periods ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005 as they may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of the Company’s sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on operations.

     In accordance with Statement of Financial Accounting Standards No. 130, the following comprehensive income disclosures are provided. Total comprehensive income for the third quarters of fiscal 2005 and 2004 was $8.1 million and $4.5 million, respectively. For the nine month periods ended November 30, 2004 and 2003, total comprehensive income was $15.7 million and $9.0 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.

     Financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders’ equity. Any transaction gains or losses are included in the accompanying consolidated statements of operations.

Note B – Inventories

     Inventories consist of the following (in thousands):

	November 30, 2004	February 29, 2004
Purchased parts	$3,402	$4,138
Work in progress	4,831	4,277

	$8,233	$8,415

Note C – Long-Term Debt

     At November 30, 2004 and February 29, 2004 the Company’s long-term debt was comprised of the following (in thousands):

	November 30, 2004	February 29, 2004
Line of credit, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.25% or the London Inter-Bank Offering Rate plus 1.75% (3.875% at November 30, 2004)	$4,601	$4,601

Term loan, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.50% or the London Inter-Bank Offering Rate plus 2.25% (4.375% at November 30, 2004); principal due in monthly installments of $33 with a balloon payment of approximately $4,000 due June 30, 2009	5,834	—

Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; refinanced during June, 2004	—	8,500

Total debt outstanding	10,435	13,101
Less: current portion	400	—

Long-term debt, net of current portion	$10,035	$13,101

     On June 3, 2004, the Company entered into an amended and restated credit agreement with its lender that added an $8.0 million term loan to its existing line of credit. The Company used the proceeds of the new term loan to repay all amounts outstanding under its mortgage loan. The term loan may be repaid in whole or in part without any penalty. During the quarter ended November 30, 2004, the Company made required principal payments totaling $0.1 million and discretionary principal payments totaling $1.0 million. Subsequent to November 30, 2004, the Company made an additional $1.0 million discretionary payment on the term loan.

     The Company’s credit agreement provides for a revolving line of credit equal to the lesser of $5.5 million or a defined borrowing base comprised of eligible U.S. accounts receivable ($11.0 million at November 30, 2004). The agreement was amended August 17, 2004, to release the Company from an obligation to maintain a minimum balance of $2.8 million in a cash collateral account as partial security for the line of credit and to remove such collateral account from the borrowing base definition. The Company may borrow and partially or wholly repay its outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed the available borrowing base. The revolving line of credit agreement expires on January 31, 2007. The Company repaid $1.0 million of the line of credit balance shown above subsequent to November 30, 2004.

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

     Borrowings under the credit agreement are secured by first liens on the Company’s accounts receivable, general intangibles, equipment and inventory and by a first lien on the real property and fixtures comprising the Company’s Dallas headquarters building and fixtures. As of November 30, 2004 the Company was in compliance with all financial and operating covenants.

Note D – Special Charges

     The Company incurred no special charges during the three and nine month periods ended November 30, 2004 and during the three month period ended November 30, 2003. During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively. During the quarter ended August 31, 2003, the Company’s chief financial officer resigned to pursue other opportunities. The Company incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the quarter under the terms of a separation agreement executed in connection with the officer’s resignation. Such charges were included in selling, general and administrative expenses for the quarter. All amounts related to these fiscal 2004 special charges have been paid. The Company had a liability of $0.3 million at November 30, 2004, related to the early termination of a facility lease recorded as a special charge in fiscal 2002. The Company will pay approximately $0.2 million per quarter to settle this liability.

Note E – Income Taxes

     The Company recorded an income tax benefit of $0.1 million and income tax expense of $2.5 million, respectively, for the three and nine month periods ended November 30, 2004. These amounts result from a combination of tax expense provided at an estimated annual tax rate of 24%, a reduction in tax expense during the third quarter of fiscal 2005 of $0.9 million as a result of a favorable tax settlement with a foreign government, and additional reductions in tax expense during the third quarter totaling $0.9 million as a result of adjustments to domestic tax liabilities made in connection with the completion of the Company’s fiscal 2004 tax returns. The 24% annual rate differs from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the United States from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates.

     The Company recorded income tax expense of $0.4 million and $2.5 million for the three and nine months ended November 30, 2003. These amounts result primarily from a combination of tax expense provided at an estimated annual tax rate of 38% and reductions in tax expense relating to the favorable settlement in the third quarter of fiscal 2004 of certain tax contingencies. The 38% annual rate differs from the 35% U.S. federal statutory rate primarily because of the effect of non-U.S. tax rates, as a significant portion of the pretax income for the periods was generated from the Company’s international operations. During the quarter ended November 30, 2003, the Company’s wholly owned subsidiary, Brite Voice Systems, Inc. (“Brite”), reached final settlement with the IRS regarding a disputed Notice of Deficiency relating to Brite’s August 1999 federal income tax return. As a result of the settlement, the Company reversed approximately $1.2 million of taxes payable it had accrued in prior years in response to the IRS challenge.

Note F — Earnings Per Share and Stock Compensation

     (in thousands except per share data)

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
Numerator:

Net income	$7,033	$3,588	$15,292	$8,120

Denominator:

Denominator for basic earnings per share	36,060	34,364	35,965	34,223
Dilutive potential common shares
Employee stock options	1,835	2,157	1,883	1,099
Outstanding warrants	400	360	412	192

Denominator for diluted earnings per share	38,295	36,881	38,260	35,514

Net income per share:
Basic	$0.20	$0.10	$0.43	$0.24
Diluted	$0.18	$0.10	$0.40	$0.23

     Options to purchase 876,000 and 941,500 shares of common stock at an average exercise price of $14.43 and $13.65 were outstanding during the three and nine month periods ended November 30, 2004, respectively, but were not included in the computation of diluted earnings per share for these periods as the effect would have been antidilutive because the options’ exercise prices were greater than the average price of the Company’s common shares during such periods.

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

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
Net income, as reported	$7,033	$3,588	$15,292	$8,120
Add stock compensation expense included in net income		—		279
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,598)	(1,594)	(3,996)	(2,504)

Pro forma net income	$5,435	$1,994	$11,296	$5,895

Net income per share:
Basic – as reported	$0.20	$0.10	$0.43	$0.24
Basic – pro forma	$0.15	$0.06	$0.31	$0.17
Diluted — as reported	$0.18	$0.10	$0.40	$0.23
Diluted – pro forma	$0.14	$0.05	$0.30	$0.17

     In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123 that will, in general, require public companies to account for stock-based compensation plans using an approach based on the grant-date fair value of options issued. The related compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The revised statement will become effective for the Company’s fiscal quarter beginning September 1, 2005.

Note G – Operating Segment Information and Major Customers

     The Company operates as a single, integrated business unit. The Company’s chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company’s product line includes IVR/portal solutions, messaging solutions, payment solutions, maintenance and related services, and managed services provided for customers on an outsourced or managed service provider basis. The Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company’s net sales by product line for the three and nine month periods ended November 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
IVR/portal solution sales	$17,396	$12,633	$53,432	$39,978
Messaging solution sales	2,321	2,811	6,951	5,954
Payment solution sales	7,921	6,590	13,644	14,757

Total solution sales	27,638	22,034	74,027	60,689

Maintenance and related services sales	15,298	13,878	44,293	41,748
Managed service sales	5,425	5,848	16,217	19,331

Total recurring services sales	20,723	19,726	60,510	61,079

Total sales	$48,361	$41,760	$134,537	$121,768

     Geographic Operations

     Revenues are attributed to geographic locations based on locations of customers. The Company’s net sales by geographic area for the three and nine month periods ended November 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
North America	$27,071	$22,408	$80,441	$71,426
Europe, Middle East and Africa	17,221	16,428	45,562	43,597
Pacific Rim	1,549	631	3,651	1,791
Central and South America	2,520	2,293	4,883	4,954

Total	$48,361	$41,760	$134,537	$121,768

     Concentration of Revenue

     One customer, O2, accounted for approximately 11% of the Company’s total sales during the quarter ended November 30, 2004. There were no customers accounting for 10% or more of the Company’s total sales during the quarter ended November 30, 2003. Sales to O2 accounted for approximately 10% of the Company’s total sales during the nine month periods ended November 30, 2004 and November 30, 2003. There were no other customers accounting for 10% or more of the Company’s total sales during the three or nine month periods ended November 30, 2004 and November 30, 2003.

Note H — Contingencies

     Intellectual Property Matters

     The Company provides its customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send the Company or its customers letters alleging that the Company’s products do or might infringe upon the owners’ intellectual property rights, and/or suggesting that the Company or its customers should negotiate a license or cross-license agreement with the owner. The Company’s policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, the Company forwards any such allegation or licensing request to its outside legal counsel for their review and opinion. The Company generally attempts to resolve any such matter by informing the owner of its position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though the Company attempts to resolve these matters without litigation, it is always possible that the owner of the patent or copyrighted works will institute litigation. Owners of patent(s) and/or copyrighted work(s) have previously instituted litigation against the Company alleging infringement of their intellectual property rights, although no such litigation is currently pending against the Company. The Company currently has a portfolio of 73 patents, and it has applied for and will continue to apply for and receive a number of additional patents to reflect its technological innovations. The Company believes that its patent portfolio could allow it to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue the Company for infringement.

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

     None of the Company’s customers have notified the Company that RAKTL has claimed that any product provided by the Company infringes any claims of any RAKTL patent. Accordingly, the Company has not been required to defend any customers against a claim of infringement under a RAKTL patent. The Company has, however, received letters from customers notifying the Company of the efforts by RAKTL to license its patent portfolio and reminding the Company of its potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to the Company the defense of its products under contractual indemnity provisions. The Company has informed these customers that while it fully intends to honor any contractual indemnity provisions, it does not believe it currently has any obligation to provide such a defense because RAKTL does not appear to have made a claim that a Company product infringes a patent. Some of these customers have disagreed with the Company and believe that the correspondence from RAKTL can be construed as claim(s) against the Company’s products. One such customer who had attempted to tender the defense of its products to the Company informed the Company that the customer had entered into an agreement to license certain rights under the RAKTL patents and demanded the Company indemnify the customer for unspecified amounts, including attorney’s fees, paid in connection with the license agreement. The Company notified the customer that the Company believes it does not have any indemnity obligation in connection with the license agreement. The Company has received no further response from the customer.

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

     Audit Committee Investigation

     In December 2004, the Company’s Audit Committee completed its previously disclosed investigation of certain transactions occurring during the Company’s fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee has reported the results of the investigation to, and the Company is cooperating with, the Securities and Exchange Commission. The Company and the Audit Committee are in the process of producing certain documents requested by the Securities and Exchange Commission.

     The Audit Committee investigation found that the Company accounted for certain transactions incorrectly during the Company’s fiscal years 2000 through 2002. The Company’s management concluded, with the concurrence of the Audit Committee and the Company’s external auditors, that restatement of the Company’s prior period financial statements to adjust for the findings of the Audit Committee investigation is not necessary. In reaching this conclusion, the Company considered the impact of the incorrect accounting on each of the periods affected, the ages of the affected financial statements and the lack of any material changes in prior period trends as a result of the incorrect accounting. In addition, since the date of the most recent transaction reviewed in the investigation, the Company has restructured its business, made significant management changes, consolidated its physical operations, significantly reduced its fixed operating costs and refinanced all of its major debt obligations. The Company cannot predict whether it may have future losses relating to the matters investigated by the Audit Committee as a result of future claims, if any, including any claims by the government.

     The Audit Committee investigation concluded that a $0.9 million payment made by the Company to a publicly held supplier purportedly for certain prepaid licenses was linked to an agreement to amend a 1997 warrant issued to the Company by the supplier to permit the cashless exercise of the warrant. As a result, the Company believes that the $0.9 million payment should have been recorded as a reduction in the $21.4 million gain recognized on the sale of the shares underlying the warrant during the fourth quarter of fiscal 2001 and should not have been recorded as prepaid license inventory. The Company’s payment to the supplier may have rendered unavailable a nonexclusive registration exemption for the sale of the shares underlying the warrant. The Audit Committee investigation also found that the Company intentionally provided the same supplier false or misleading documents for such supplier to use to support such supplier’s improper recognition of revenue in calendar 2001.

     In addition, the Audit Committee investigation found that five of the six customer sales transactions investigated were accounted for incorrectly. These five transactions occurred at the end of quarters in which the Company just met analysts’ expectations with respect to earnings per share. The Audit Committee investigation found that the Company improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that the Company improperly accelerated the recognition of revenue in four quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively.

     Other Matters

     The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known lawsuits, including the matter described in “Pending Litigation” above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to the Company’s financial position or results of operations.

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

     As of November 30, 2004, the Company was obligated under letters of credit totaling $0.6 million issued by a bank to guarantee the Company’s performance under a long-term international managed services contract and related proposals. These letters of credit expire during calendar 2005.

     The Company has employment agreements with two executive officers. One of these agreements requires the Company to make termination payments to the officer of two times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services following a change in ownership of the Company, as defined in the agreement, prior to the expiration of the agreement. If the officer with such agreement were terminated for one of the preceding reasons during fiscal 2005, the cost to the Company would range from $0.8 million to $1.2 million. The second employment agreement requires that in the event the officer’s services are terminated without cause, the Company either must make termination payments to the officer of one times the officer’s annual base compensation and accelerate vesting on 33,333 shares of Company common stock covered by a stock option or make termination payments to the officer of two times the officer’s annual base compensation. If the officer covered by this agreement were terminated during fiscal 2005, the Company would be required to make payments ranging from $0.2 million to $0.5 million. A third employment agreement, previously outstanding, with the Company’s former chief executive officer was canceled in November 2004 in connection with that executive’s retirement from the Company.

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

Cautionary Disclosures to Qualify Forward Looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this Form 10-Q regarding the Company’s financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the Company cautions current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, the Company’s actual results and could cause such results during fiscal 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

•	The Company is prone to quarterly sales fluctuations. Some of the Company’s transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in the Company’s quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. The Company’s accuracy in estimating future sales is largely dependent on its ability to successfully qualify, estimate and close solution sales from its “pipeline” of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. The accuracy of any estimate of future sales is also dependent on the Company’s ability to accurately estimate the amount of revenue to be contributed from beginning backlog during any fiscal quarter. Accordingly, the Company’s actual sales for any fiscal reporting period may be significantly different from any estimate of sales for such period. See the discussion entitled “Sales” in this Item 2 for a discussion of the Company’s system for estimating sales and trends in its business.

•	The Company’s financing agreement includes financial and operating covenants and default provisions. In addition to obligations requiring the monthly payment of principal and interest, the Company’s amended and restated credit agreement contains financial covenants, operating covenants and default provisions. If the Company does not comply with any of these covenants and default provisions, the Company’s secured lender can accelerate all indebtedness outstanding under the facility and foreclose on a significant portion of the Company’s assets.

•	The Company is subject to potential and pending lawsuits and other claims. The Company is subject to certain potential and pending lawsuits and other claims discussed in Item 1 “Legal Proceedings” of Part II of this quarterly report on Form 10-Q. The Company believes the pending lawsuit to which it is subject is without merit and intends to defend the matter vigorously. The Company may not prevail in the pending litigation or other matters, and the Company may be subject to claims, governmental penalties or other adverse consequences arising from the findings of the Company’s recently completed Audit Committee investigation. There can be no assurance that expenses, including any potential settlement, penalty or judgment, related to any lawsuit or other such claim would not be material to the Company’s financial position or results of operations.

•	The Company faces intense competition based on product capabilities and experiences ever increasing demands from its actual and prospective customers for its products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. The ultimate success of the Company’s products is dependent, to a large degree,

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

•	The Company may not be successful in transitioning its products and services to an open, standards-based business model. The Company has historically provided complete, bundled hardware and software solutions using internally developed components to address its customers’ total business needs. Increasingly, the markets for the Company’s products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, the Company believes it may sell less hardware and fewer bundled systems and may become increasingly dependent on its development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on the Company’s management to transition its products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. The shift to open standards will also challenge the Company to accurately estimate the level of R&D expenditures that will be necessary in future periods to comply with existing standards and, potentially, to migrate to new open standards. If the Company is unsuccessful in resolving one or more of these challenges, the Company’s revenues and profitability could decline.

•	The Company may not be able to retain its customer base, and, in particular, its more significant customers. The Company’s success depends substantially on retaining its significant customers. The loss of one of the Company’s significant customers could negatively impact the Company’s results of operations. The Company’s installed base of customers generally is not contractually obligated to place further solutions orders with the Company or to extend their services contracts with the Company at the expiration of their current contracts.

•	The Company will be harmed if it loses key business and technical personnel. The Company relies upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If the Company were to lose any of its key personnel, replacing them could be difficult and costly. If it were unable to successfully and promptly replace such personnel, the business could be materially harmed.

•	New requirements relating to the accounting treatment for employee stock options may force the Company to change its compensation practices. The Company currently accounts for the issuance of stock options using the intrinsic value method as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board has recently issued a revision to Statement of Financial Accounting Standards No. 123, “Share Based Payment,” that requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options.

This change in accounting for stock options will become effective for the Company’s third quarter of its fiscal year beginning March 1, 2005. As a result of this new accounting standard, the Company will incur additional expense if it continues to use stock options as part of its compensation strategy. Alternatively, the Company could decide to decrease or eliminate the use of employee stock options as an element of its overall compensation plan. Such an action, however, could affect the Company’s ability to retain existing employees and attract qualified candidates for open positions, and/or it could increase the cash compensation the Company would have to pay.

•	The Company’s reliance on significant vendor relationships could result in significant expense or an inability to serve its customers if it loses these relationships. Although the Company generally uses standard parts and components for its products, some of its components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, the Company licenses speech recognition technology from a small number of vendors. As the Company continues to migrate to open, standards-based systems, it will become increasingly dependent on its component suppliers and software vendors. To date, the Company has been able to obtain adequate supplies of needed components and licenses in a timely manner. If the Company’s significant vendors are unable or cease to supply components or licenses at current levels, the Company may not be able to obtain these items from another source or at historical prices. Consequently, the Company would be unable to provide products and to service its customers or to generate historical operating margins, which would negatively impact its business and operating results.

•	If third parties assert claims that the Company’s products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against the Company or against the Company’s customers, the Company could incur substantial costs to defend these claims. If any of these claims is ultimately successful, a third party could require the Company to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to use the infringed intellectual property rights. Moreover, where the claims are asserted with respect to the Company’s customers, additional expenses may be involved in indemnifying the customer and/or designing and providing non-infringing products.

•	The Company is exposed to risks related to its international operations that could increase its costs and hurt its business. The Company’s products are currently sold in more than 75 countries. The Company’s international sales, as a percentage of total Company sales, were 44% and 46% for the fiscal quarters ending November 30, 2004 and 2003, respectively. International sales are subject to certain risks, including:

•	fluctuations in currency exchange rates;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from customers speaking different languages and having different cultural approaches to the conduct of business.

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

Leadership Changes. In November 2004, the Company announced the retirement of David W. Brandenburg as Chairman and Chief Executive Officer of the Company. In December 2004, Mr. Brandenburg also retired as a director of the Company. Mr. Brandenburg had served as CEO since June 2000 and as Chairman since December 2000, and had previously served as the Company’s President from June 1990 through December 1994 and on the Company’s Board of Directors from 1990 through 1995 and again since 1997.

     In connection with Mr. Brandenburg’s retirement, the Company’s Board of Directors elected Gerald F. Montry, a director of the Company since October 2002, as Chairman of the Board. Mr. Montry has been an active member of the Board of Directors and currently serves on the Finance and Strategic Planning, Audit and Compensation Committees of the Board.

     Robert E. Ritchey, the President and a director of the Company, assumed the additional responsibilities of Chief Executive Officer. Mr. Ritchey joined Intervoice as President and General Manager, Enterprise Solutions Division, in December 2000, was appointed President of the Company in July 2002, and was elected as a member of the Board of Directors in July 2004.

Sales. The Company’s total sales for the third quarter and first nine months of fiscal 2005 were $48.4 million and $134.5 million, respectively, an increase of $6.6 million (15.8%) and $12.8 million (10.5%), respectively, as compared to the same periods of fiscal 2004. Solutions sales of $27.6 million and $74.0 million for the third quarter and first nine months of fiscal 2005 reflected increases of 25.4% and 22.0%, respectively, over corresponding amounts for the same periods of fiscal 2004. For the third quarter and first nine months of fiscal 2005, recurring services sales were $20.7 million and $60.5 million, up 5.1% and down 0.9%, respectively, from corresponding amounts for the same periods of fiscal 2004.

     The Company operates as a single, integrated business unit. The Company’s chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. The Company’s product line includes IVR/portal solutions, messaging solutions, payment solutions, maintenance and related services, and managed services provided for customers on an outsourced or managed service provider basis. The Company believes that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. The Company’s net sales by product line for the three and nine months ended November 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
IVR/portal solution sales	$17,396	$12,633	$53,432	$39,978
Messaging solution sales	2,321	2,811	6,951	5,954
Payment solution sales	7,921	6,590	13,644	14,757

Total solution sales	27,638	22,034	74,027	60,689

Maintenance and related services sales	15,298	13,878	44,293	41,748
Managed service sales	5,425	5,848	16,217	19,331

Total recurring services sales	20,723	19,726	60,510	61,079

Total sales	$48,361	$41,760	$134,537	$121,768

     As identified in the preceding chart, the increase in solution sales from fiscal 2004 levels is primarily attributable to growth in IVR/portal sales. Such sales increased $4.8 million, or 37.7%, and $13.5 million, or 33.7%, during the third quarter and first nine months of fiscal 2005 over corresponding amounts for the same periods of fiscal 2004. IVR/portal sales for the quarter and nine months ended November 30, 2004 included $3.3 million and $8.1 million, respectively, recognized as a result of work performed during those periods on a $12.5 million sale to a major U.S. wireless telecommunications provider that is being accounted for on a percentage of completion basis. The Company currently anticipates recognizing an additional $3.3 million under this contract during the fourth quarter of fiscal 2005.

     Recurring service sales increased $1.0 million, or 5.1%, and decreased $0.6 million, or 0.9%, for the third quarter and first nine months of fiscal 2005, when compared to the third quarter and first nine months of fiscal 2004. Maintenance and related services increased $1.4 million, or 10.2%, and $2.5 million, or 6.1%, for the quarter and nine months ended November 30, 2004 as compared to the corresponding periods of the prior year. Maintenance sales for the quarter and nine month periods ended November 30, 2004 included $1.0 million and $2.0 million of revenues accounted for on a cash basis. Corresponding cash basis sales for the quarter and nine month periods ended November 30, 2003 totaled $0.4 million and $1.0 million, respectively. Managed service sales decreased $0.4 million, or 7.2%, and $3.1 million, or 16.1%, for the quarter and nine month periods ended November 30, 2004, as compared to the corresponding periods of the prior year. These declines in managed service sales resulted primarily from a reduction in revenues from an international managed service customer for which the Company recognizes revenue on a cash basis. Such revenues were $0.0 million and $0.4 million for the third quarter and first nine months of fiscal 2005 as compared to $1.1 million and $5.1 million for the third quarter and first nine months of fiscal 2004. Based on cash received in December 2004, the Company will recognize managed service revenues of at least $1.1 million relating to this contract in the quarter ending February 28, 2005. The timing and amount of any additional future revenues from this customer remain uncertain.

     Sales to one customer, O2, accounted for approximately 11% of the Company’s total sales during the quarter ended November 30, 2004. There were no customers accounting for 10% or more of the Company’s total sales during the quarter ended November 30, 2003. Sales to O2 accounted for approximately 10% of the Company’s total sales during the nine month periods ending November 30, 2004 and November 30, 2003. There were no other customers accounting for 10% or more of the Company’s total sales during the three or nine month periods ended November 30, 2004 and November 30, 2003.

     Revenues are attributed to geographic locations based on locations of customers. The Company’s net sales by geographic area for the three and nine month periods ended November 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
North America	$27,071	$22,408	$80,441	$71,426
Europe, Middle East and Africa	17,221	16,428	45,562	43,597
Pacific Rim	1,549	631	3,651	1,791
Central and South America	2,520	2,293	4,883	4,954

Total	$48,361	$41,760	$134,537	$121,768

     International sales comprised 44% of the Company’s total sales during the third quarter of fiscal 2005, down slightly from 46% during the third quarter of fiscal 2004. For the first nine months of fiscal 2005, international sales comprised 40% of the Company’s total sales, down from 41% during the same period of fiscal 2004.

     The Company uses a system combining estimated sales from its service and support contracts, its backlog of committed solutions orders and its “pipeline” of solutions sales opportunities to project future sales and trends in its business. For the three and nine month periods ended November 30, 2004 and 2003, sales were sourced as follows:

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
			(Based on Averages of Quarterly
			Activity)
Sales from recurring services contracts	43%	47%	45%	50%
Sales from beginning solutions backlog	45%	31%	41%	35%
Sales from the quarter’s pipeline	12%	22%	14%	15%

	100%	100%	100%	100%

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

     The Company’s solutions backlog is made up of customer orders for solutions for which it has received complete purchase orders and which the Company expects to ship within twelve months. Solutions backlog as of the end of the Company’s last five quarters was as follows (in thousands):

Quarter Ended	Solutions Backlog
November 30, 2004	$35,166
August 31, 2004	$40,214
May 31, 2004	$43,174
February 29, 2004	$31,707
November 30, 2003	$34,003

     The 36% increase in solutions backlog from February 29, 2004 to May 31, 2004 reflects the booking by the Company of an order totaling approximately $12.5 million from a major U.S. wireless telecommunications provider and an order totaling approximately $4.2 million from a large European network provider. Approximately $6.1 million of such contracts was recognized as solutions revenue in the quarter ended August 31, 2004 and an additional $4.9 million was recognized as solutions revenue in the quarter ended November 30, 2004. The accuracy of any estimate of future sales is dependent, in part, on the Company’s ability to project the amount of revenue to be contributed from beginning solutions backlog during any fiscal quarter. This estimate, in turn, is dependent on the Company’s ability to successfully predict the amount and timing of work to be performed on projects, the timing of customer acceptance of certain projects and the amount and timing of cash to be received on projects accounted for on a cash basis.

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

Special Charges. The Company incurred no special charges during the three and nine month periods ended November 30, 2004 and during the three month period ended November 30, 2003. During the quarter ended May 31, 2003, the Company reduced its workforce by 56 positions. In doing so, the Company incurred severance charges of approximately $1.4 million, with approximately $0.6 million, $0.2 million, and $0.6 million impacting cost of goods sold, research and development, and selling, general and administrative expenses, respectively. During the quarter ended August 31, 2003, the Company’s chief financial officer resigned to pursue other opportunities. The Company incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, during the quarter under the terms of a separation agreement executed in connection with the officer’s resignation. Such charges were included in selling, general and administrative expenses for the quarter. All amounts related to these fiscal 2004 special charges have been paid.

Cost of Goods Sold. Cost of goods sold for the third quarter and first nine months of fiscal 2005 was approximately $20.7 million or 42.9% of sales and $60.0 million or 44.6% of sales, respectively. This compares to $19.0 million or 45.4% of sales and $55.7 million or 45.7% of sales for the third quarter and first nine months of fiscal 2004. As described above, the Company incurred special charges to cost of goods sold during the first nine months of fiscal 2004 totaling $0.6 million or 0.5% of sales. Cost of goods sold on solution sales was $13.7 million (49.7%) and $39.0 million (52.7%) for the third quarter and first nine months of fiscal 2005, respectively, as compared to $12.6 million (57.2%) and $35.1 million (57.8%) for the same periods of fiscal 2004. A significant portion of the Company’s cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. Approximately 5.9% of the overall 7.5% reduction in solution costs as a percentage of solution sales from the quarter ended November 30, 2003 to the quarter ended November 30, 2004 is attributable to the Company’s ability to gain leverage on such fixed costs in periods of higher sales volume. Cost of goods sold on recurring service sales was $7.0 million (33.8%) and $21.0 million (34.7%) for the third quarter and first nine months of fiscal 2005, respectively, as compared to $6.4 million (32.2%) and $20.6 million (33.7%) for the same periods of fiscal 2004. The small increases in these percentages reflect the effect on the calculation of the cash basis managed services revenue recognized during the third quarter and first nine months of fiscal 2004, offset in part by slight reductions in direct labor costs associated with these services.

Research and Development Expenses. Research and development expenses during the third quarter and first nine months of fiscal 2005 were approximately $4.1 million, or 8.5% of total Company sales, and $11.3 million, or 8.4% of sales, respectively. During the third quarter and first nine months of the previous fiscal year, research and development expenses were $3.7 million, or 8.8% and $11.3 million or 9.2%, respectively, of the Company’s total sales. The Company incurred R&D charges described above in “Special Charges” of $0.2 million (0.2%) during the first nine months of fiscal 2004.

     Research and development expenses include the design of new products and the enhancement of existing products. The Company’s research and development spending is focused in four key areas. First, software tools are being developed to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprise, wireless, and fixed line providers. Next, server-based application software platforms are being developed for operations and management of contact center, speech, and call completion applications. These applications are branded under the product name Omvia Voice Framework and are scheduled for release in fiscal 2006. These software platforms are being developed for deployment and management of enterprise, wireless and wireline network operator applications and are designed to operate in both J2EE and Microsoft’s®.Net enterprise computing environments. Third, media servers, “voice browsers”, and call processing infrastructure based on open standards such as SALT, VoiceXML, and CCXML are being developed. Additionally, these media servers are VOIP enabled, allowing operation in soft-switch and hybrid PSTN and VOIP networks. Finally, the Company is developing packaged, speech-enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return on investment by providing many commonly used, configurable functions that can be more quickly deployed than custom applications. Certain of these applications are currently available under the product name Omvia Voice Express. Additionally, modular productivity and communications applications for wireless and fixed-line applications including speech driven voice mail, voice activated dialing, and enhanced personal information management are being developed. The network products are branded under the product name Omvia Media Exchange and are scheduled for release in fiscal 2006.

     The Company expects to maintain a strong commitment to research and development to remain at the forefront of technology development in its markets, which is essential to the continued improvement of the Company’s position in the industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the third quarter and first nine months of fiscal 2005 were approximately $16.4 million, or 33.9% of total Company sales, and $44.5 million, or 33.1% of sales, respectively. SG&A expenses during the third quarter and first nine months of fiscal 2004 were $13.6 million or 32.5% and $40.1 million or 32.9%, respectively, of the Company’s total sales. The Company incurred SG&A charges in connection with the Audit Committee investigation described in Note H of Part 1 of this Form 10-Q of approximately $1.6 million or 1.2% of total sales during the nine months ended November 30, 2004. Of this amount, approximately $1.5 million, or 3.1% of sales for the period, were incurred during the third quarter of fiscal 2005. The Company is continuing to cooperate with, and provide documents to, the Securities and Exchange Commission and anticipates incurring additional significant charges during the balance of the fiscal year ending February 28, 2005 and at least the first quarter of fiscal 2006. The Company incurred SG&A charges described above in “Special Charges” totaling $1.4 million (1.1%) during the first nine months of fiscal 2004.

Amortization of Acquisition Related Intangible Assets. Amortization expense for the quarter ended November 30, 2004 declined $0.4 million from year ago levels as the Company completed the amortization of certain developed technology acquired in its fiscal 2000 purchase of Brite Voice Systems. Amortization expense on acquired intangible assets is expected to total approximately $0.3 million for the balance of fiscal 2005 and approximately $1.0 million per year thereafter through fiscal 2009.

Interest Expense. Interest expense was $0.1 million and $0.5 million during the third quarter and first nine months of fiscal 2005 as compared to $0.5 million and $1.6 million during the third quarter and first nine months of fiscal 2004. The reduction relates to two factors. First, the Company’s outstanding debt as of the beginning of fiscal 2005 totaled $13.1 million, a 31% reduction from the $19.1 million balance outstanding at the beginning of fiscal 2004. Second, as a result of refinancings undertaken in the fourth quarter of fiscal 2004 and the second quarter of fiscal 2005 (see “Liquidity and Capital Resources,” below), the Company has lowered the interest rates it pays on its outstanding line of credit and term debt balances by approximately three and six percentage points, respectively, over rates in place at November 30, 2003.

Income Taxes. The Company recorded an income tax benefit of $0.1 million and income tax expense of $2.5 million, respectively, for the three and nine month periods ended November 30, 2004. These amounts result from a combination of tax expense provided at an estimated annual tax rate of 24%, a reduction in tax expense during the third quarter of fiscal 2005 of $0.9 million as a result of a favorable tax settlement with a foreign government, and additional reductions in tax expense during the third quarter totaling $0.9 million as a result of adjustments to domestic tax liabilities made in connection with the completion of the Company’s fiscal 2004 tax returns. The 24% annual rate differs from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the United States from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates.

     The Company recorded income tax expense of $0.4 million and $2.5 million for the three and nine months ended November 30, 2003. These amounts result primarily from a combination of tax expense provided at an estimated annual tax rate of 38% and reductions in tax expense relating to the favorable settlement in the third quarter of fiscal 2004 of certain tax contingencies. The 38% annual rate differs from the 35% U.S. federal statutory rate primarily because of the effect of non-U.S. tax rates, as a significant portion of the pretax income for the periods was generated from the Company’s international operations. During the quarter ended November 30, 2003, the Company’s wholly owned subsidiary, Brite Voice Systems, Inc. (“Brite”), reached final settlement with the IRS regarding a disputed Notice of Deficiency relating to Brite’s August 1999 federal income tax return. As a result of the settlement, the Company reversed approximately $1.2 million of taxes payable it had accrued in prior years in response to the IRS challenge.

Income from Operations and Net Income. The Company generated operating income of $6.9 million and net income of $7.0 million during the third quarter of fiscal 2005. During the third quarter of fiscal 2004, the Company generated operating income of $4.9 million and net income of $3.6 million. For the nine months ended November 30, 2004, the Company generated operating income of $17.6 million and net income of $15.3 million compared to operating income of $12.6 million and net income of $8.1 million for the nine month period ended November 30, 2003. The Company’s improved financial performance for the quarter and nine months ended November 30, 2004 over similar periods for fiscal 2004 reflects the increase in sales volume, a reduction in amortization costs, the benefit of lower interest costs and a lower effective tax rate.

Liquidity and Capital Resources. The Company had approximately $50.6 million in cash and cash equivalents at November 30, 2004, while borrowings under the Company’s long-term debt facilities totaled $10.4 million. The Company’s cash balances increased $1.6 million during the three months ended November 30, 2004, with operating activities providing $2.4 million of cash, net investing activities using $1.4 million of cash, net financing activities using $0.2 million of cash and exchange rates favorably impacting cash by $0.8 million.

     Operating cash flow for the quarter ended November 30, 2004 was favorably impacted by the Company’s continuing profitability in the quarter and by its related continuing focus on operating expense control and balance sheet management. The Company’s days sales outstanding (DSOs) of accounts receivable at November 30, 2004 increased to 62 days from 53 days at August 31, 2004.

     For sales of certain of its more complex, customized systems (generally ones with a sales price of $0.5 million or more), the Company recognizes revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $10.3 million (30.8% of total net receivables) at November 30, 2004, up $1.3 million from August 31, 2004. This increase primarily reflects progress made during the third quarter on several large international projects being accounted for on a percentage of completion basis. The Company expects to bill and collect unbilled receivables as of November 30, 2004 within the next 12 months.

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

     The Company used $1.4 million of cash to purchase additional equipment and software during the quarter ended November 30, 2004. The expenditures relate primarily to a Company initiative to upgrade its overall computing environment. The Company expects to spend an additional $2.0 million to $3.0 million on this initiative during the remainder of fiscal 2005.

     On June 3, 2004, the Company entered into an amended and restated credit agreement with its lender that added an $8.0 million term loan to its existing $5.5 million line of credit. The Company used the proceeds of the new term loan to repay all amounts outstanding under its mortgage loan. With this refinancing, the Company lowered its interest rate on $8.0 million of debt from 10.5% to a rate equal to the prime rate plus 0.5% or the London Inter-Bank Offering Rate plus 2.25% (4.375% at November 30, 2004). The term loan principal is due in monthly installments of $33,333 beginning July 1, 2004 with a final balloon payment of approximately $4.0 million due June 30, 2009. The term loan may be repaid in whole or in part without any penalty. In addition to making its required monthly installment payments, the Company also made discretionary payments of $1.0 million during each of the second and third fiscal quarters of fiscal 2005. Subsequent to November 30, 2004, the Company made a third discretionary payment of $1.0 million on the term loan and a discretionary payment of $1.0 million on the Company’s line of credit. Borrowings under the Company’s credit agreement are secured by first liens on the Company’s accounts receivable, general intangibles, equipment and inventory, and by a first lien on the real property and fixtures comprising the Company’s Dallas headquarters.

     During the quarter ended November 30, 2004, the Company’s option holders exercised options for approximately 0.2 million shares of common stock and, in so doing, provided the Company with $0.9 million of cash. For the nine month period ended November 30, 2004, option holders exercised options for approximately 0.5 million shares of common stock providing $2.6 million of cash. During December 2004, approximately 0.9 million shares of common stock have been issued as a result of option exercises providing $5.5 million of cash. The Company currently anticipates using at least a portion of the cash received from such fourth quarter exercises to continue to make accelerated payments on its outstanding debt. For the nine months ended November 30, 2004, the Company also reduced its income tax payable by $2.0 million as a result of tax benefits associated with option exercises. Such benefits are reflected as an increase to additional capital in the accompanying Statement of Changes in Stockholders’ Equity.

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

     At November 30, 2004, the Company’s outstanding long-term debt was comprised of the following (in thousands):

November 30, 2004
Revolving Line of credit, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.25% or the London Inter-Bank Offering Rate plus 1.75% (3.875% at November 30, 2004)	$4,601
Term loan, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.50% or the London Inter-Bank Offering Rate plus 2.25% (4.375% at November 30, 2004)	5,834

$10,435

     The following table provides information about the Company’s credit agreements that are sensitive to changes in interest rates. For the credit agreements, the table presents cash flows for scheduled principal payments and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on rates in effect as of November 30, 2004.

	Fiscal
	2005	2006	2007	2008	2009	2010
	(Dollars in Thousands)
Long-term debt-variable rate U.S.	$100	$400	$5,001	$400	$400	$4,134
Projected weighted average interest rate	4.2%	4.1%	4.1%	4.4%	4.4%	4.4%

Item 4 Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable, but not absolute, assurance that the objectives of the Company’s disclosure control system are met. A control system, no matter how well conceived and operated, is subject to inherent limitations. These limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based on the evaluation by the Company’s management (with the participation of the Company’s chief executive officer and chief financial officer), as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that the material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

     Changes in internal controls. There has been no change in the Company’s internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Audit Committee Investigation

     In December 2004, the Company’s Audit Committee completed its previously disclosed investigation of certain transactions occurring during the Company’s fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee has reported the results of the investigation to, and the Company is cooperating with, the Securities and Exchange Commission. The Company and the Audit Committee are in the process of producing certain documents requested by the Securities and Exchange Commission.

     The Audit Committee investigation found that the Company accounted for certain transactions incorrectly during the Company’s fiscal years 2000 through 2002. The Company’s management concluded, with the concurrence of the Audit Committee and the Company’s external auditors, that restatement of the Company’s prior period financial statements to adjust for the findings of the Audit

Committee investigation is not necessary. In reaching this conclusion, the Company considered the impact of the incorrect accounting on each of the periods affected, the ages of the affected financial statements and the lack of any material changes in prior period trends as a result of the incorrect accounting. In addition, since the date of the most recent transaction reviewed in the investigation, the Company has restructured its business, made significant management changes, consolidated its physical operations, significantly reduced its fixed operating costs and refinanced all of its major debt obligations. The Company cannot predict whether it may have future losses relating to the matters investigated by the Audit Committee as a result of future claims, if any, including any claims by the government.

     The Audit Committee investigation concluded that a $0.9 million payment made by the Company to a publicly held supplier purportedly for certain prepaid licenses was linked to an agreement to amend a 1997 warrant issued to the Company by the supplier to permit the cashless exercise of the warrant. As a result, the Company believes that the $0.9 million payment should have been recorded as a reduction in the $21.4 million gain recognized on the sale of the shares underlying the warrant during the fourth quarter of fiscal 2001 and should not have been recorded as prepaid license inventory. The Company’s payment to the supplier may have rendered unavailable a nonexclusive registration exemption for the sale of the shares underlying the warrant. The Audit Committee investigation also found that the Company intentionally provided the same supplier false or misleading documents for such supplier to use to support such supplier’s improper recognition of revenue in calendar 2001.

     In addition, the Audit Committee investigation found that five of the six customer sales transactions investigated were accounted for incorrectly. These five transactions occurred at the end of quarters in which the Company just met analysts’ expectations with respect to earnings per share. The Audit Committee investigation found that the Company improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that the Company improperly accelerated the recognition of revenue in four quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively.

Item 6 Exhibits

3.1	Articles of Incorporation, as amended, of Registrant. (2)

3.2	Amendment to Articles of Incorporation of Registrant. (3)

3.3	Amendment to Articles of Incorporation of Registrant. (4)

3.4	Third Restated Bylaws of Registrant. (7)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

4.2	Securities Purchase Agreement, dated as of May 29, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (6)

4.3	Form of Warrant, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)

10.1	Letter agreement dated November 18, 2004 between Registrant and David W. Brandenburg. (1)

10.2	Summary of Fiscal Year 2005 Second Half Incentive Plan. (8)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (1)*

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (1)*

(1)	Filed herewith.

(2)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(4)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2004.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.
Date: January 10, 2005	By:	/s/ MARK C. FALKENBERG
Mark C. Falkenberg
Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBITS
NO.	DESCRIPTION
3.1	Articles of Incorporation, as amended, of Registrant. (2)

3.2	Amendment to Articles of Incorporation of Registrant. (3)

3.3	Amendment to Articles of Incorporation of Registrant. (4)

3.4	Third Restated Bylaws of Registrant. (7)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

4.2	Securities Purchase Agreement, dated as of May 29, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (6)

4.3	Form of Warrant, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)

10.1	Letter agreement dated November 18, 2004 between Registrant and David W. Brandenburg. (1)

10.2	Summary of Fiscal Year 2005 Second Half Incentive Plan. (8)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (1)

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (1)*

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (1)*

(1)	Filed herewith.

(2)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(4)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2004.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.