Form 10-K
period 2005-02-28
INTERVOICE INC
filed 2005-05-16
CIK 764244

As Filed with the Securities and Exchange Commission on May 16, 2005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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
Title of Each Class
Common Stock, No Par Value
Preferred Share Purchase Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Aggregate Market Value of Common Stock held by Nonaffiliates as of August 31, 2004: $325,122,287
      Number of Shares of Common Stock Outstanding as of April 25, 2005: 37,867,974
Documents Incorporated by Reference
      Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which such document is incorporated:
      (1) Proxy Statement for the 2005 Annual Meeting of Shareholders — Part III.

PART I

Item 1.	Business
Overview
      Intervoice, Inc. (NASDAQ: INTV) is a leading provider of voice automation and data management solutions used by enterprises and communication network operators to automate and personalize their customers’ access to information and services. Our software solutions and professional services allow businesses to lower the cost of their call center operations while enhancing their customers’ experience and building brand loyalty. Our solutions for network operators, including next generation IP-based voice messaging, voice portal and payment systems, provide operators with revenue generating services that meet growing consumer demands for personalization and innovation. We provide our customers a clear return on investment (ROI) by combining the latest in information and communication technologies with the power of the human voice to increase employee productivity, workplace efficiency, corporate profitability, and customer satisfaction.
      Intervoice operates as a single, integrated business unit that focuses on two primary markets — the enterprise and network markets. We offer these markets flexible, scalable integration platforms, a selection of customized and packaged software applications, powerful development and reporting tools and comprehensive services and support. We offer our solutions on either a straight sale/license basis or as a managed service. Our activities in both markets are supported by shared resources in the sales, operational support, research and development and administrative areas. Our corporate headquarters is in Dallas, Texas, and we have sales and/or customer service locations throughout the world, including offices in Europe, the Middle East, South America and Singapore. We sell our products both directly and through an established network of distributors, system integrators and channel partners. For the fiscal year ended February 28, 2005, we reported revenues of approximately $183.3 million, including $100.5 million of solution sales, $59.4 million of maintenance and related service revenues and $23.4 million of managed service revenues. Sales to North American customers totaled $107.8 million or 59% of total sales for the year.
      Intervoice was founded in 1983, and for two decades we have provided innovative answers to our clients’ business automation needs. Intervoice is committed to delivering end-to-end solutions that are compliant with open standards that are hardware independent and that integrate seamlessly with other systems, software and standards. We support standards, including VoiceXML (Voice eXtensible Mark-up Language) and SALT (Speech Application Language Tags) specifications for voice-enabled web applications, and J2EE and Microsoft’s®.NET for enterprise software architectures. We continuously assess evolving industry standards and are actively involved in industry associations such as the VoiceXML Forum, the Internet Engineering Task Force and the SALT Forum, as well as network-focused organizations such as the 3GPP and the GSM Association.
      Intervoice also delivers unique value through the integration of industry standard hardware and software provided by our numerous alliance partners. These strategic relationships are an integral part of our product strategy and allow us to create voice automation solutions tailored to meet each customer’s specific business needs. We have forged alliances with leading technology companies, including Intel, HP, BEA, ScanSoft, and others. Through a strategic alliance with Microsoft, we are making it faster, easier and more economical to build and deliver open, standards-based enterprise telephony and multi-modal speech solutions based on SALT standards.
Products and Services
      Intervoice is a leader in providing converged voice and data solutions and related services. We sell solutions that allow you to access account data or order services from a company at a time you find convenient, using a communication device you find convenient (e.g. phone, computer, PDA, etc.) and without the need to wait for an available company representative. We also sell solutions that support the use of prepaid phone services and various advanced phone messaging activities. When we use the term “solutions sales” in this Annual Report, we mean the sale of hardware and/or software applications and the related professional services associated with designing, developing, integrating, and installing custom applications to perform these functions. When we use the term “recurring services”, we mean the sale of maintenance and software upgrade offerings and the provision of customized solutions to customers on a managed service basis.
Enterprise Solutions

Omvia Interactive Voice Response
      Intervoice is a recognized market leader in the creation and deployment of Interactive Voice Response (IVR) solutions for businesses. Our speech-enabled IVR solutions allow organizations of all kinds to automate their communications, reduce costs and improve interactions with customers, employees and business partners. Our solutions provide users with access to information when, where, and how they want to receive it using speech-enabled and touch-tone interfaces. As speech recognition and text-to-speech technologies gain acceptance as natural user interfaces, our solutions allow for the automation of interactions previously seen as too complex for a traditional touch-tone interface. Businesses now use our solutions to automate access to account information, allow secure access to sensitive information through voice verification, change or correct name and address information, and support workforce management activities. Enterprise-wide applications also enable customers to order products, activate accounts, pay bills, enroll for college courses, apply for jobs, execute securities trades, re-charge prepaid accounts and many other increasingly complex interactions.

Omvia Voice Framework
      Our Omvia Voice Framework is an advanced software-based platform that can be used to create and manage voice-based solutions. The Omvia Voice Framework delivers a flexible, modular and highly scalable design (built upon open industry standards including VoiceXML, SALT, VoIP, SS7 and others) that encourages the seamless integration of Web- and enterprise-based systems into intuitive speech-enabled solutions with a clear business ROI.
      Companies in a wide range of industries use the Omvia Voice Framework to drive operational efficiencies. The Omvia Voice Framework delivers a true end-to-end converged voice and data solution and supports best-of-class deployments through our alliance partnerships with the leading names in information technology. Omvia Voice Framework modules can be implemented individually to meet specific requirements or applied as a comprehensive solution to achieve enterprise-class voice automation results. The modules include leading technologies, proven applications, an award-winning development environment, and intuitive management tools that are backed by comprehensive professional consultation services and technical support. The modules can be deployed in a customer premise or hosted managed service environment.

Packaged Applications
      We offer a suite of packaged applications under the brand name Omvia Voice Express. This set of packaged voice-based applications is designed to allow the voice automation of popular business processes using convenient “out of the box” user interfaces that can be further customized to meet specific needs. Omvia Voice Express packaged applications include:

Omvia Authenticator — a voice authentication solution that uses speaker verification and other biometric technology to confirm the caller’s identity prior to providing access to accounts or agents to help reduce fraud and identity theft;

Omvia Locator — a software application that provides callers quick and easy access to the location, including cross street information, of popular retail destinations such as ATMs or storefronts;

Omvia Auto-Attendant — an application that enables callers to reach their desired party by simply speaking the party’s name rather than dialing an extension or punching out the party’s name on the telephone keyboard;

Omvia Survey — an application for creating, managing and reporting on effective and engaging speech-enabled surveys that allow organizations to build relationships with their customers; and

Omvia Identifier — a solution that provides complete reset functionality, including caller log-in and identification, authentication, a flexible range of PIN/password reset options, and a Voice User Interface that can be easily customized to meet any industry or service requirement.

Professional Services for Custom Application Development
      Intervoice offers the services of engineers, designers, developers and other professional services specialists who provide our customers the experience we have gained in the development of over 5,000 custom voice-enabled solutions. We offer customers a single source for needs assessment and application design, VUI design, project management, effective training and optimization of their custom speech-enabled solution. Customers using our professional services can receive access to a state-of-the-art usability testing lab, as well as analysis based on caller goal completion rates and our patent-pending Usability Grade Testing Metric that helps measure an application’s ease of use. Our professional services are designed to reduce the time and cost of speech automation deployments, to improve customer communication and satisfaction, and to drive higher ROI performance through increased transaction resolution rates.
Network Solutions
      We offer network providers an array of revenue generating solutions that includes traditional Intelligent Network (IN)-based messaging applications, next generation Internet Protocol (IP)-based messaging and media management applications, and prepaid and postpaid payment solutions.

Omvia Messaging
      Our traditional, IN-based messaging solutions include voicemail, unified communications, short message service (SMS) and call notification. Our messaging suite incorporates a range of advanced features, including intelligent call return, mailbox-to-mailbox messaging, universal mailboxes, call notification and conditional personal greetings. Our applications support network operators in their efforts to build subscriber counts, loyalty and usage.

Omvia Media Exchange
      Omvia Media Exchange is a flexible, IP-based multimedia enhanced services solution designed specifically for mobile network operators, cable service providers and fixed line operators. It includes a customizable mix of multimedia service options including next generation messaging, voice activated dialing, web user interfaces, voice portals and text to speech capabilities.
      The Omvia Media Exchange suite of solutions includes the following packaged applications:

Omvia Communicator — next-generation voice mail functionality offering a common message store and common data base;

Omvia Media Messaging — a media-independent message deposit utility that allows subscribers to record a voice message and have it delivered as a voicemail, email, Multi-Media Messaging Service (MMS) or animated message;

Omvia Voice Activated Dialing — a solution which lets end users create their own address books, store contact information and initiate calls with voice dialing; and

Omvia Personal Ringback Tone — software which offers subscribers a selection of ringback tones, including popular songs, jokes and infotainment.

Omvia Portal
      Our Omvia Media Exchange portal applications allow subscribers instant access to information content and entertainment services via a voice or touch-tone user interface or through a web browser. Portal applications include access to horoscope information, sports, weather, traffic and financial data and can be “branded” and customized to enhance subscriber loyalty and revenues.

Omvia Payment
      We provide a range of products and services that allows network operators to offer prepaid and postpaid services. Operators can offer prepaid telephony services to facilitate subscriber acquisition and usage in selected markets where subscribers prefer to pay by cash or where collection might be an issue. We support a wide range of prepaid services, including prepaid calling cards, prepaid residential, prepaid wireless and automated operator services. Our prepaid solutions integrate seamlessly with other telco-grade, revenue-generating applications, including voicemail delivered by our Omvia platform.
      Omvia Intelligent Network Prepaid can be deployed to provide enhanced flexibility and efficiency in both wireline and wireless networks. Network operators use IN Prepaid solutions to manage rapid subscriber growth, to provide cost-effective roaming, and to boost subscriber satisfaction.
      Our Automated Operator Services (AOS) and Postpaid Calling Cards allow network operators to offer privately branded long-distance calling services to both retail and wholesale customers. Operators can deploy postpaid services to allow consumers to pay for calls using credit or debit cards or collect call arrangements.
Recurring Services

Maintenance and Software Support
      Intervoice offers the services and support needed to keep our solutions running at peak efficiency. We understand customers’ requirements to protect their investment through world-class technical support that is accessible, effective and responsive to the customers’ business requirements and objectives.
      To provide this long term support, we maintain a customer support program known as RealCare®. The RealCare support program provides comprehensive hardware and software support and maintenance services on up to a 24/7/365 basis. RealCare allows our customers to reduce production costs and extend the useful lives of their systems, while driving new revenue and improving customer loyalty and satisfaction.
      RealCare includes a wide variety of service options, including: Maintenance and Technical Support for anywhere/anytime tech support from an international team of voice application specialists; Remote Monitoring Services that can be combined with various warranty and post-warranty plans to monitor the “heartbeat” of a voice solution; Software Services Program, a subscription-based service that provides convenient, cost-effective upgrade solutions; and a Disaster Recovery service that includes full planning, support and system redundancy for key business systems.

Managed Services
      All our products and support services are available for purchase or as a component of a flexible Managed Services solution. We offer a suite of Managed Services designed to give enterprises and network operators access to leading edge solutions while reducing the cost and risk of deploying state-of-the-art voice automation. Hosted applications also enable incremental and rapid integration of emerging technologies, as well as easier migration to speech-enabled services employing VoiceXML and SALT, and next-generation network environments such as 2.5G, 3G, GPRS, IN and SIP-based VoIP.
      Intervoice supplies managed services for some of the world’s largest financial institutions and network operators with highly stringent network uptime and performance demands. Intervoice supports these customers from secure, inter-networked hosting locations in Cambridge in the U.K., and Orlando, Florida and Dallas, Texas in the U.S. We also have hosting agreements with MCI and AT&T which enable us to deploy our solutions and services in most developed countries in the world.
Markets
      We provide the platform, software and services necessary to create and support interactive speech enabled technology solutions for customers in the enterprise and network operator markets.

      The enterprise market is characterized by an ongoing drive to improve customer service, satisfaction and loyalty while controlling the cost of communications. Automated communications are increasingly the norm, with consumers beginning to show a marked preference for well-designed self-service solutions. Organizations in a wide range of industries are responding by deploying converged speech and data technologies. Intervoice technologies continue to evolve to meet the needs of the enterprise marketplace.
      Network operators seek innovative services that generate immediate subscriber uptake and accelerated ROI while controlling capital and operational expenditures. Network operators view voicemail, text messaging, multimedia messaging, information portals, voice activated dialing, personal alerts and other enhanced services as clear opportunities to increase subscriber counts, loyalty and usage. Intervoice network solutions are designed to support both wireline and wireless network operator needs for rapid, lower-risk ROI that extends the useful life of existing network infrastructure.
Competition
      The enterprise market is fragmented and highly competitive. Our major competitors in this market are Nortel, Genesys, Avaya and Edify. The principal competitive factors in this market include breadth and depth of solution, product features, product scalability and reliability, client services, the ability to implement solutions, and the creation of a referenceable customer base. We believe that our long history and unmatched product line of speech-enabled solutions, combined with our professional and technical services and our extensive customer base, allow us to compete favorably in this market. The market is evolving rapidly, however, and we anticipate intensified competition not only from traditional IVR vendors but also from emerging vendors with non-traditional technologies and solutions
      Competition in the enhanced network services market ranges from large telecommunication suppliers offering turnkey, multi-application solutions to “niche” companies that specialize in a particular enhanced service such as prepaid, voicemail or voice services such as voice activated dialing. Our primary competitors in this market are suppliers such as Comverse Technology, Lucent Technologies and Huawei that provide a suite of enhanced services.
      Smaller niche players that compete with us in various geographies and/or products include TellMe, Convergys, Cisco, Nuance and Boston Communications Group.
      We believe that, with our current suite of integrated and interoperable payment, messaging and portal services, open IP-based platform, our flexible business models, and our professional and technical service offerings, we compare favorably with our competition. Nevertheless, we anticipate that competition will continue from existing and new competitors, some of which have greater financial, technological and marketing resources and greater market share than we have.
Sales and Marketing
      We market our products directly, with a global sales force, and through more than 70 domestic and international distributors. We enter into arrangements with distributors to broaden distribution channels, to increase our sales penetration in specific markets and industries and to provide certain customer services. We select distributors based on their access to the markets, industries and customers that are candidates for Intervoice products. Our direct sales force consists of approximately 80 sales directors and representatives worldwide. During fiscal 2005, 74% of our solutions sales was attributable to direct sales to end-users and 26% came from sales to distributors.
      Our major domestic distributors include Aurum Technology, EDS, Fiserv, Liberty/ FiTech, Nextira One, Norstan, Siemens Business Communications, Sprint and Symitar Systems. Our major international distributors include Ericsson (Worldwide), Information Technologies Australia (Australia), IVRS (Hong Kong, China), Loxbit (Thailand), NextCom K.K. (Japan), Norstan (Canada), OLTP (Venezuela and the Caribbean), Promotora Kranon (Mexico), Siemens AG (Worldwide), Switch (Chile), Tatung (Taiwan) Telia Promotor (Sweden) and Wittel (Brazil).

      Intervoice subsidiaries maintain offices in the U.K., Germany, Switzerland, the Netherlands, the United Arab Emirates, and South Africa to support sales throughout Europe, the Middle East and Africa. A company office located in Singapore supports sales in the Pacific Rim. We support Latin American sales from our Dallas headquarters and through a regional office in Brazil.
      Our international revenues were 41% of total revenues in fiscal 2005, 2004 and 2003. See “Cautionary Disclosures To Qualify Forward-Looking Statements” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risks attendant to our international operations.
      See “Sales” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on sales by product line and geographic area and concentration of revenue.
Strategic Alliances
      Intervoice continues to build strategic partner relationships with leading companies in key industries. We have established partnerships with software and technology solution partners, system integration partners and niche market partners. These alliances enhance our value proposition as delivered through our Omvia product line, strengthen our ability to deliver end-to-end solutions, and extend our market reach.
      In October 2003, we announced the addition of Intel® Netstructuretm DM/ V-A Resource Series telephony boards supporting both SALT and VoiceXML to our Omvia Voice Framework suite for the development, deployment and management of voice solutions. This partnership continues to allow our customers to select other powerful telephony boards from Intel as part of their speech-activated solutions.
      We continue to collaborate with Microsoft in a joint technology and marketing alliance to help make speech recognition solutions mainstream with the implementation of SALT standards-based solutions along with the Microsoft Speech Server products. In fiscal 2004, we introduced our Telephony Interface Manager (TIM) software product and pre-configured hardware platform for the deployment of speech applications in the Microsoft Speech Server Beta program. In fiscal 2005, we continued developing and introducing various products, including CTI connectors and legacy host connectors, that enhance the functionality of the Microsoft Speech Server product line. During the middle of fiscal 2005, we concluded the speech server beta program, and the Microsoft Speech Server and our associated products and services became available for general sale and use. We have also partnered with HP and Intel to refine the hardware needed to develop, test and deploy Microsoft Speech Server based solutions.
      We continue to work closely with leaders of the speech technology industry. We partner with ScanSoft to develop and bring to market speech recognition and text-to-speech solutions, and we leverage Nuance speech software solutions to give people access to information and services anywhere, anytime and from any phone.
Backlog
      Our solutions backlog at February 28/29, 2005, 2004 and 2003, which does not include the contracted value of future maintenance and managed services to be recognized, was approximately $35 million, $32 million and $34 million, respectively. We expect all existing backlog to be delivered within fiscal 2006. Some of our sales are completed in the same fiscal quarter as ordered. Thus, our backlog at any particular date may not be indicative of actual sales for any future period.
Research and Development
      Research and development expenses were approximately $16 million, $15 million and $23 million during fiscal 2005, 2004 and 2003, respectively, and included the design of new products and the enhancement of existing products.
      Our research and development spending is focused in four key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprise, wireless, and fixed line providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These applications are branded under the product name Omvia Voice Framework and are scheduled for release in fiscal 2006. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications, which are designed to operate in both J2EE and Microsoft’s®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers”, and call processing infrastructure based on open standards such as SALT, VoiceXML and CCXML. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Finally, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return on investment by providing many commonly used, configurable functions that can be deployed more quickly than can custom applications. Certain of these applications are currently available under the product name Omvia Voice Express. Additionally, we are developing modular productivity and communications applications for wireless and fixed-line applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are branded under the product name Omvia Media Exchange and are scheduled for release in fiscal 2006.
      We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
Proprietary Rights
      We believe our existing patent, copyright, license and other proprietary rights in our products and technologies are material to the conduct of our business. To protect these proprietary rights, we rely on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 28, 2005, we owned 72 patents, 4 of which were received during fiscal 2005, and had 19 pending applications for patents in the United States. In addition, we have registered “Intervoice” as a trademark in the United States, along with 245 other registered trademarks and service marks. Some of our patents and marks are also registered in certain foreign countries. We also have 5 registered copyrights in the United States. Our software and other products are generally licensed to a customer under the terms of a nontransferable license agreement that restricts the use of the software and other products to the customer’s internal purposes. Although our license agreements prohibit a customer from disclosing proprietary information contained in our products to any other person, it is technologically possible for our competitors to copy aspects of our products in violation of our rights. Furthermore, even in cases where we hold patents, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The unauthorized use of our proprietary information by our competitors could have a material adverse effect on our business, operating results and financial condition.
      We provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review and opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Although no such litigation is currently pending against us, owners of patents and/or copyrighted works have previously sued us alleging infringement of their intellectual property rights, . As noted above, we currently have a portfolio of 72 patents, and have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement. In certain situations, it might be beneficial for us to cross-license certain of our patents for other patents which are relevant to the call automation industry. See Item 3. — Legal Proceedings for a discussion of certain patent matters. See Cautionary Disclosures to Qualify Forward-Looking Statements in Item 7 for a discussion of risks associated with claims of intellectual property infringement.
Manufacturing and Facilities
      Our manufacturing operations consist primarily of the final assembly, integration and extensive testing of subassemblies, host computer platforms, operating software and our run time software. We currently use third parties to perform printed circuit board assembly, sheet metal fabrication and customer-site service and repair. Although we generally use standard parts and components for our products, some of our components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, we license speech recognition technology from a small number of vendors. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such situations, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.
Employees
      As of April 25, 2005, we had 746 employees.
Availability of Company Filings with the SEC
      Our Internet website is www.intervoice.com. Our annual report on Form  10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are posted on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Item 2.	Properties
      Intervoice owns approximately 225,000 square feet of manufacturing and office facilities in Dallas, Texas. We lease approximately 216,000 square feet of office space as follows:

Square Feet

Allen, Texas	130,000
Orlando, Florida	34,000
Manchester, United Kingdom	27,000
Cambridge, United Kingdom	12,000
Other domestic and international locations	13,000
      During the fourth quarter of fiscal 2002, we announced that we would forego expansion into the leased space in Allen, Texas. As of February 28, 2005, we had sub-leased approximately 34,000 square feet of such space. The Allen, Texas lease expires in June 2005.

Item 3.	Legal Proceedings
Intellectual Property Matters
      From time to time, Ronald A. Katz Technology Licensing L.P. (RAKTL) has sent letters to certain of our customers suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party’s DNIS identification number. As a result of the correspondence, many of our customers have had discussions, or are in discussions, with RAKTL.
      We offer certain products that can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. Our contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by Intervoice infringe a third party’s patent. None of our customers have notified us that RAKTL has claimed that any product provided by Intervoice infringes any claims of any RAKTL patent. Accordingly, we have not been required to defend any customers against a claim of infringement under an RAKTL patent. We have, however, received letters from customers notifying us of the efforts by RAKTL to license its patent portfolio and reminding us of our potential obligations under the indemnification provisions of our agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to us the defense of our products under contractual indemnity provisions. We have informed these customers that while we fully intend to honor any contractual indemnity provisions, we do not believe we currently have any obligation to provide such a defense because RAKTL does not appear to have made a claim that an Intervoice product infringes a patent. Some of these customers have disagreed with us and believe that the correspondence from RAKTL can be construed as claims against Intervoice products.
      Some of our customers have licensed certain rights under the RAKTL patent portfolio. One such customer who attempted to tender the defense of its products to us informed us that the customer had entered into an agreement to license certain rights under the RAKTL patents and demanded we indemnify the customer for unspecified amounts, including attorney’s fees, paid in connection with the license agreement. We notified the customer over 11 months ago that we believe we do not have any indemnity obligation in connection with the license agreement. We received no further response from the customer.
      Even though no claims have been made that a specific product offered by Intervoice infringes any claim under the RAKTL patent portfolio, we have received opinions from our outside patent counsel that certain products and applications we offer do not infringe certain claims of the RAKTL patents. We have also received opinions from our outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, we are not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by our products. If we do become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, we intend to vigorously contest the claims and to assert appropriate defenses.
      We have received letters from Webley Systems (Webley), a division of Parus Holdings, Inc. (Parus), and their counsel alleging that certain Webley patents cover one or more of our products and services. In the letters, Parus offers a license to the Webley patents. As a result of the correspondence, we are in discussions with Parus. Based on reviews by outside counsel, we are not aware of any valid and enforceable claims under the Webley patents that are infringed by our products or services.
Pending Litigation
      David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:
      Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of our common stock of Intervoice during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against us as well as certain named current and former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that we and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.
      We believe that we and our officers complied with our obligations under the securities laws, and we have vigorously defended the lawsuit. We responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. We asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, we requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to our request for dismissal. On August 8, 2002, the Court entered an order granting our motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.
      Plaintiffs filed an amended complaint which the Court dismissed on September 15, 2003. Plaintiffs appealed the District Court decision to the Fifth Circuit Court of Appeals. On January 12, 2005, the Fifth Circuit Court of Appeals issued an opinion in which it affirmed, in part, the District Court’s order of dismissal. The Court of Appeals’ opinion also reversed a limited number of issues in the District Court’s proceedings. On February 25, 2005, we filed a motion for rehearing with the Fifth Circuit Court of Appeals requesting the Court to modify its opinion. On May 12, 2005, the Fifth Circuit Court of Appeals denied our petition for rehearing but modified its opinion to clarify the Court’s decision. The case has been remanded to the District Court for further proceedings consistent with the Fifth Circuit’s opinion. We continue to believe that we and our officers and directors complied with the securities laws and will continue to vigorously defend the portions of the case that have been remanded to the District Court.
Audit Committee Investigation
      In December 2004, our Audit Committee completed an investigation it had begun in August 2004 of certain transactions occurring during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee reported the results of the investigation to, and we are cooperating with, the SEC. We are currently providing documents to the SEC in response to a subpoena requesting information about the transactions that were the subject of the investigation. Our Audit Committee and its counsel are actively monitoring our response to the SEC, and they have been conducting a review of certain documents provided to the SEC which we located after the Committee’s original investigation. Intervoice is also honoring our pre-existing obligation to indemnify two former officers of Intervoice who received subpoenas from the SEC in connection with the investigation.
      The Audit Committee investigation found that we accounted for certain transactions incorrectly during our fiscal years 2000 through 2002. The Audit Committee investigation concluded that a $900,000 payment made by Intervoice to a publicly held supplier purportedly for certain prepaid licenses was linked to an agreement to amend a 1997 warrant issued to us by the supplier to permit our cashless exercise of the warrant. As a result, we believe the $900,000 payment should have been recorded as a reduction in the $21.4 million gain we recognized on the sale of the shares underlying the warrant during the fourth quarter of fiscal 2001 and should not have been recorded as prepaid license inventory. Our payment to the supplier may have rendered unavailable a nonexclusive registration exemption for the sale of the shares underlying the warrant. The Audit Committee investigation also found that we intentionally provided the same supplier false or misleading documents for such supplier to use to support such supplier’s improper recognition of revenue in calendar 2001.
      In addition, the Audit Committee investigation and review found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. Separately, the Audit Committee further determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
      Intervoice’s management has concluded, with the concurrence of the Audit Committee and our external auditors, that restatement of our prior period financial statements to adjust for the findings of the Audit Committee investigation and review is not necessary. In reaching this conclusion, we considered the impact of the incorrect accounting on each of the periods affected, the ages of the affected financial statements and the lack of any material changes in prior period trends as a result of the incorrect accounting. In addition, we noted that since the date of the most recent transaction reviewed in the investigation, we have restructured our business, made significant management changes, consolidated our physical operations, significantly reduced our fixed operating costs and refinanced and repaid all of our major debt obligations. We cannot predict whether we may have future losses relating to the matters investigated by the Audit Committee as a result of future claims, if any, including any claims by the government.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
      Our outstanding shares of common stock are quoted on the NASDAQ National Market under the symbol INTV. We have not paid any cash dividends since our incorporation. The credit agreement evidencing our debt facilities restricts our ability to pay a dividend in cash, stock or any other property in excess of $6.0 million in any fiscal year. We do not anticipate paying cash dividends in the foreseeable future.
      High and low share prices as reported on the NASDAQ National Market are shown below for our fiscal quarters during fiscal 2005 and 2004.

Fiscal 2005 Quarter	High	Low

4th	$14.50	$10.30
3rd	$13.50	$8.05
2nd	$14.30	$7.23
1st	$18.00	$11.06

Fiscal 2004 Quarter	High	Low

4th	$14.44	$9.10
3rd	$11.12	$7.05
2nd	$8.45	$3.16
1st	$3.73	$1.50
      On April 25, 2005, there were 716 shareholders of record and approximately 12,700 beneficial shareholders of Intervoice. The closing price of our Common Stock on that date was $11.22.
      Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which in turn incorporates by reference a section of our definitive proxy statement.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included in Item 8 and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Fiscal Year Ended February 28/29

	2005	2004	2003*	2002**	2001***

	(In millions, except per share data)
Sales	$183.3	$165.3	$156.2	$211.6	$274.7
Income (loss) from operations	24.7	18.8	(44.1)	(51.6)	0.4
Income (loss) before the cumulative effect of a change in accounting principle	22.5	11.3	(50.6)	(44.7)	9.5
Net income (loss)	22.5	11.3	(66.4)	(44.7)	(2.3)
Total assets	134.9	111.6	101.0	175.4	256.8
Current portion of long term debt	0.4	—	3.3	6.0	18.5
Long term debt, net of current portion	1.3	13.1	15.8	24.0	31.1
Per basic common share:
Income (loss) before the cumulative effect of a change in accounting principle	0.62	0.33	(1.49)	(1.34)	0.29
Net income (loss)	0.62	0.33	(1.95)	(1.34)	(0.07)
Shares used in per basic common share calculation	36.2	34.4	34.0	33.4	32.7
Per diluted common share:
Income (loss) before the cumulative effect of a change in accounting principle	0.59	0.32	(1.49)	(1.34)	0.28
Net income (loss)	0.59	0.32	(1.95)	(1.34)	(0.07)
Shares used in per diluted common share calculation	38.5	35.7	34.0	33.4	34.3

*	The fiscal 2003 loss from operations was impacted by special charges of $34.3 million related to staffing reductions, facilities closures, the write down of excess inventories, costs associated with loss contracts, loss on early extinguishment of debt, and impairment of certain intangible assets. (See “Special Charges” and “Amortization and Impairment of Goodwill and Acquired Intangible Assets” under Item 7.) The fiscal 2003 net loss was also increased as a result of a $15.8 million charge for the cumulative effect of a change in accounting principle associated with our adoption of Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Other Intangible Assets”. Fiscal 2003 results benefited from a change in the U.S. federal tax law that allowed us to recognize net tax benefits of approximately $3.0 million.

**	The fiscal 2002 loss from operations was impacted by special charges of $33.4 million related to the streamlining of product lines, the write down of excess inventories and non-productive assets, the closure of certain facilities, and staffing reductions (see “Special Charges” under Item 7).

***	The fiscal 2001 income from operations was impacted by special charges of $8.2 million related to changes in our organizational structure and product offerings. Income before the cumulative effect of a change in accounting principle was impacted by those special charges of $8.2 million ($5.4 million net of taxes) and by a $21.4 million ($13.8 million net of taxes) gain on the sale of SpeechWorks International, Inc. common stock. Sales, income from operations, income before the cumulative effect of a change in accounting principle and net loss also were affected by Intervoice’s adoption of Staff Accounting Bulletin No. 101 (SAB 101) effective March 1, 2000. During fiscal 2001, we recognized $22.4 million in revenue whose contribution to income was included in the cumulative effect adjustment as of March 1, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Disclosures to Qualify Forward-Looking Statements
      This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales, and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2006 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:

•	We are prone to quarterly sales fluctuations. The sales value of an individual order for our solutions and services can range from a few thousand dollars to several million dollars depending on the complexity of our customer’s business need and the size of its operations. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are often unevenly distributed throughout the fiscal year. In addition, some of our sales transactions are completed in the same fiscal quarter as ordered. Our accuracy in estimating future sales is largely dependent on our ability to successfully qualify, estimate and close solution sales from our pipeline of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. The accuracy of our estimate of future sales is also dependent on our ability to accurately estimate the amount of revenue to be contributed from beginning backlog and revenue from cash basis customers during any fiscal quarter. This estimate can be affected by factors outside our control, including changes in project timing requested by our customers. Accordingly, our actual sales for any fiscal reporting period may be significantly different than any estimate of sales we make for such period. See the discussion entitled “Sales” in this Item 7 for a discussion of our system for estimating sales and trends in our business.

•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Item 3 “Legal Proceedings” of Part I of this Annual Report on Form 10-K. We believe the pending lawsuit to which we are subject is without merit, and we intend to defend the matter vigorously. There can be no assurances, however, that we will prevail in this matter. Furthermore, we may become subject to claims, including claims by the government, or other adverse consequences arising from the findings of an Audit Committee investigation we completed in December 2004. We and two of our former officers are currently responding to SEC subpoenas requesting information about the transactions that were the subject of the investigation. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Item 3 and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

•	We face intense competition based on product capabilities, and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Genesys, Avaya, Nortel, Edify, Comverse Technology, Huawei and Lucent Technologies. Many of our competitors have greater financial, technological and marketing resources than we have. Although we have committed substantial resources to enhance our existing products and to develop and market new products, there is no assurance we will be successful.

•	We may not be successful in transitioning our products and services to an open, standards-based business model. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on us to transition our products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. The shift to open standards will also challenge us to accurately estimate the level of R&D expenditures that will be necessary in future periods to comply with existing standards and, potentially, to migrate to new open standards. If we are unsuccessful in resolving one or more of these challenges, our revenues and profitability could decline.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, we license speech recognition technology from a small number of vendors. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs to defend these claims. We believe software and technology companies, including Intervoice and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in accordance with indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available and, if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on our business, financial condition and results of operations.

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 41% of total sales in each of fiscal 2005, 2004 and 2003. International sales, personnel and property are subject to certain risks, including:

•	terrorism;

•	fluctuations in currency exchange rates;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.

•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline.

Leadership Changes
      In November 2004, we announced the retirement of David W. Brandenburg as Chairman and Chief Executive Officer of Intervoice. In December 2004, Mr. Brandenburg also retired as a director of Intervoice. Mr. Brandenburg had served as CEO since June 2000 and as Chairman since December 2000, and had previously served as our President from June 1990 through December 1994 and on our Board of Directors from 1990 through 1995 and again since 1997.
      In connection with Mr. Brandenburg’s retirement, our Board of Directors elected Gerald F. Montry, a director of Intervoice since October 2002, to serve as Chairman of the Board. Mr. Montry has been an active member of the Board of Directors and currently serves on the Finance and Strategic Planning, Audit and Compensation Committees of the Board.
      Robert E. Ritchey, the President and a director of Intervoice, assumed the additional responsibilities of Chief Executive Officer in November 2004. Mr. Ritchey joined Intervoice as President and General Manager, Enterprise Solutions Division, in December 2000, was appointed President of the Company in July 2002. He was elected a member of the Board of Directors in July 2004.
Results of Operations
      The following table presents certain items as a percentage of sales for our last three fiscal years.

	Year Ended February 28/29

	2005	2004	2003*

Sales	100.0%	100.0%	100.0%
Cost of goods sold	44.2	45.5	56.3

Gross margin	55.8	54.5	43.7

Research and development expenses	8.6	9.2	14.5
Selling, general and administrative expenses	32.9	32.2	42.2
Amortization of goodwill and acquisition related intangible assets	0.8	1.7	4.5
Impairment of goodwill and acquisition related intangible assets	—	—	10.7

Operating income (loss)	13.5	11.4	(28.2)
Other income (expense), net	.2	(2.5)	(4.6)

Income (loss) before income taxes and the cumulative effect of a change in accounting principle	13.7	8.9	(32.8)
Income taxes (benefit)	1.4	2.0	(0.5)

Income (loss) before the cumulative effect of a change in accounting principle	12.3	6.9	(32.3)

*	The fiscal 2003 loss from operations was impacted by special charges of $34.3 million (22.0% of sales) related to staffing reductions, facilities closures, the write down of excess inventories, costs associated with loss contracts, loss on early extinguishment of debt, and impairment of certain intangible assets. (See “Special Charges” and “Amortization and Impairment of Goodwill and Acquired Intangible Assets” under Item 7.) Fiscal 2003 results benefited from a change in the U.S. federal tax law that allowed us to recognize net tax benefits of approximately $3.0 million (1.9% of sales).
Critical Accounting Policies
      In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use estimates and projections that affect the reported amounts and related disclosures and that may vary from actual results. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Revenue Recognition
      Intervoice recognizes revenue from the sale of hardware and software solutions, from the delivery of recurring maintenance and other customer services associated with installed solutions and from the provision of our enterprise and network solutions on a managed service basis. Our policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition,” as amended (SOP 97-2), SEC Staff Accounting Bulletin No. 104 (SAB 104) and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element as evidenced by vendor specific objective evidence. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.
      Sale of Hardware and Software Solutions: Many of our sales are of customized software or customized hardware/ software solutions. Such solutions incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. We account for sales of these customized solutions using contract accounting principles under either the percentage of completion (POC) or completed contract methodology as further described below. In other instances, particularly in situations where we sell to distributors or where we are supplying only additional product capacity (i.e., similar hardware and software solutions to what is already in place) for an existing customer, we may sell solutions that do not require significant customization. In those situations, we recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.
      Generally, we use POC accounting for our more complex custom solutions. In determining whether a particular sale qualifies for POC treatment, we consider multiple factors including the value of the contract and the degree of customization inherent in the project. Projects normally must have an aggregate value of more than $500,000 to qualify for POC treatment. For a project accounted for under the POC method, we recognize revenue as work progresses over the life of the project based on a comparison of actual labor hours to current estimates of total labor hours required to complete the project. We review and update project estimates on a quarterly basis.
      The terms of most POC projects require customers to make interim progress payments during the course of the project. These payments and a written customer acknowledgement at the completion of the project, usually following a final customer test phase, document the customer’s acceptance of the project. In some circumstances, the passage of a contractually defined time period or the customer’s use of the system in a live operating environment may also constitute final acceptance of a project.
      We use completed contract accounting for smaller custom projects not meeting the POC thresholds described above. We also use completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that our ability to make reasonable estimates is in doubt or in situations where a sale is subject to unusual “inherent hazards”. Such hazards are unrelated to, or only incidentally related to, our typical activities and include situations where the enforceability of a contract is suspect, completion of the contract is subject to pending litigation, or where the solutions produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, we recognize revenue upon customer acceptance as evidenced by a written customer acknowledgement, the passage of a contractually defined time period or the customer’s use of the solution in a live operating environment.
      We generate a significant percentage of our sales, particularly sales of enhanced telecommunications services solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases, however, we only recognize revenue at such time as our solutions or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy causes us to recognize revenue on a “cash basis”, limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied. Costs associated with our services to cash basis customers are expensed as we incur them.
      Sale of Maintenance and Other Customer Services: We recognize revenue from maintenance and other customer services when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.
      Sale of Managed Services: We provide enhanced communications solutions to some customers on an outsourced basis through our managed service business. While specific arrangements can vary, we generally build a customized solution to address a specific customer’s business needs and then own, monitor, and maintain that system, ensuring that it processes the customer’s business transactions in accordance with defined specifications. For our services, we generally receive a one-time setup fee paid at the beginning of the contract and a service fee paid monthly over the life of the contract. Most contracts range from 12 to 36 months in length.
      We combine the setup fee and the total service fee to be received from the customer and recognize revenue ratably over the term of the managed service contract. We capitalize the cost of the computer system(s) and related applications used to provide the service and depreciate such costs over the contract life (for assets unique to the individual contract) or the life of the equipment (for assets common to the general managed service operations or for assets whose useful lives are shorter than the related contract term). We expense all labor and other period costs required to provide the service as we incur them.
      Loss Contracts: We update our estimates of the costs necessary to complete all customer contracts in process on a quarterly basis. Whenever current estimates indicate that we will incur a loss on the completion of a contract, we immediately record a provision for such loss as part of the current period cost of goods sold.

Inventories
      Inventories are valued at the lower of cost or market. Inventories are recorded at standard cost which approximates actual cost determined on a first-in, first-out basis. We periodically review our inventories for unsaleable or obsolete items and for items held in excess quantities based on current and projected usage. We make adjustments where necessary to reduce the carrying value of individual items to reflect the lower of cost or market, and any such adjustments create a new carrying value for the affected items.

Intangible Assets and Goodwill
      Intangible Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of our fiscal 2000 acquisition of Brite Voice Systems, Inc., and certain capitalized purchased software. We amortize intangible assets using the straight-line method over each asset’s estimated useful life. Such lives range from 5 to 12 years. We review our intangible assets for possible impairment when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, we recognize an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset’s fair value, generally based upon discounted estimates of future cash flows.
      We expense the cost of internally developed software products and substantial enhancements to existing software products for sale until technological feasibility is established, after which point any additional costs are capitalized. Technological feasibility of a computer software product is established when we have completed all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. No costs have been capitalized to date for internally developed software products and enhancements as our current process for developing software is essentially completed concurrent with the establishment of technological feasibility. We capitalize purchased software upon acquisition when such software is technologically feasible or if it has an alternative future use, such as use of the software in different products or resale of the purchased software.
      Goodwill: Goodwill is also attributable to our fiscal 2000 purchase of Brite Voice Systems, Inc. Under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted on March 1, 2002, goodwill is presumed to have an indefinite life and is not subject to annual amortization. We do, however, perform an impairment test on our goodwill balance on at least an annual basis and more frequently if we identify triggering events on an interim basis. Our impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of Intervoice with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, we compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to the lesser of that excess or the carrying amount of goodwill.

Income Taxes
      We recognize deferred income taxes using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We provide a valuation allowance for deferred tax assets in circumstances where we do not consider realization of such assets to be more likely than not. This is a highly subjective assessment and requires us to evaluate the predictability of future taxable income while considering the significant losses we incurred in fiscal 2003 and 2002. In general, we anticipate reversing valuation allowances associated with deferred tax assets of our U.S. and U.K. operations only when the underlying deferred tax assets are realized or at the time the respective taxable entities’ actual results have demonstrated a sustained profitability and their projected results support our ability to realize the deferred tax assets currently being reserved.
Sales
      Intervoice is a leading provider of converged voice and data solutions and related services. As used in this report, solutions sales include the sale of hardware and/or software applications and the related professional services associated with designing, integrating, and installing custom applications to address customers’ business needs. Recurring services include a suite of maintenance and software upgrade offerings and the provision of customized solutions to customers on a managed service (outsourced) basis. Our solutions product line includes Voice Automation/ IVR, network portal, messaging, and payment solutions. In fiscal 2003 and prior years, we grouped sales made to network market customers in a single “Network solutions” category. Beginning in fiscal 2004, we determined that product line distinction provided the most meaningful breakdown of quarterly and annual sales activity and began capturing and reporting our activity in that manner. We are not able to provide the historical breakdown of Network solution sales into portal, messaging and payment solutions components.

      Our sales by product line for fiscal 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003

Voice Automation/ IVR solution sales	$68.1	$52.5	$52.4
Network portal solution sales	5.9	1.7	—
Messaging solution sales	10.4	10.8	—
Payment solution sales	16.1	18.6	—
Network solution sales	—	—	32.3

Total solution sales	100.5	83.6	84.7

Maintenance and related services revenues	59.4	57.0	49.7
Managed services revenues	23.4	24.7	21.8

Total recurring services revenues	82.8	81.7	71.5

Total sales	$183.3	$165.3	$156.2

      We assign revenues to geographic locations based on the location of the customer. Our net sales by geographic area for fiscal years 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003

North America	$107.8	$97.7	$91.5
Europe	40.9	32.4	39.5
Middle East and Africa	21.3	25.2	16.2
Central and South America	6.8	7.5	6.1
Pacific Rim	6.5	2.5	2.9

Total	$183.3	$165.3	$156.2

      International sales constituted 41% of total sales in fiscal 2005, 2004 and 2003.
      Total sales increased 11% in fiscal 2005 and 6% in fiscal 2004 when compared to sales of the preceding year. The increase in sales in fiscal 2005 was comprised of a 20% increase in solutions sales and a 1% increase in recurring services revenues. Our fiscal 2005 sales of Voice Automation/ IVR solutions grew approximately 30%, and sales of network portal solutions grew approximately 243%, but such growth was offset by continuing softness in sales of messaging and payment solutions which decreased approximately 3% and 14% as compared to fiscal 2004 levels, respectively. Voice Automation/ IVR sales in fiscal 2005 included approximately $10.3 million recognized under an $11.4 million sale to a major U.S. wireless provider that is being accounted for on a percentage of completion basis. The increase in recurring services revenues is made up of growth of approximately 4% in the sales of maintenance and related services and a reduction of approximately 6% in managed services revenues. One customer that purchased approximately $2.6 million of maintenance services during fiscal 2005 has notified us that it will not renew its maintenance contracts in fiscal 2006. Managed services revenues during fiscal 2005 included $1.5 million relating to services performed for an international managed services customer for which we recognize revenue on a cash basis. We recognized $5.7 million of similar sales to the same customer in fiscal 2004. At February 28, 2005, this customer owed us approximately $1.3 million for services performed but not recognized as revenue through that date. In addition, we have contracted to provide services totaling approximately $0.9 million from March 2005 through November 2005. Our ability to recognize these amounts or any future amounts to be earned under contracts with this customer as revenue and the timing of any such revenue recognition are uncertain. Changes in foreign currency exchange rates from fiscal 2004 to 2005, including particularly the devaluation of the U.S. dollar as compared to the British pound, served to increase sales for fiscal 2005 by approximately $3.6 million. Similar changes from fiscal 2003 to fiscal 2004 served to increase sales for fiscal 2004 by approximately $2.7 million. Changes to such exchange rates between fiscal 2002 and 2003 had no material effect on fiscal 2003 sales.

      The increase in sales in fiscal 2004 over fiscal 2003 levels was comprised of a 1% decrease in solutions sales and a 14% increase in recurring services revenues. The decrease in our fiscal 2004 solution sales resulted from the continuing softness in sales of our network market products which decreased approximately 4% as compared to fiscal 2003 levels. The increase in recurring services revenues was made up of growth of approximately 15% in the sales of maintenance and related services and growth of approximately 13% in managed services revenues. The managed services growth was primarily attributable to the increase in cash receipts from the international managed services customer as discussed above.
      We have historically made significant sales of solutions, customer services and managed services to O2. Such combined sales accounted for 10% of our total sales during fiscal 2005 and 2004 and 11% of our total sales during fiscal 2003. No other customer accounted for 10% or more of our sales during such periods. Sales under one long term managed services contract with O2 totaled $10.0 million, $10.0 million and $11.7 million in fiscal 2005, 2004 and 2003, respectively. During fiscal 2005, we announced that this contract, which otherwise would have ended in July 2005 had been extended through July 2006. At current exchange rates, the contract is expected to yield managed service revenues of approximately $0.9 million per month through July 2005 and approximately $0.7 million per month from August 2005 to July 2006.
      We are prone to quarterly sales fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. We use a system combining estimated sales from our recurring services contracts, “pipeline” of solution sales opportunities, and backlog of committed solution orders to estimate sales and trends in our business. For the years ended February 28, 2005, February 29, 2004 and February 28, 2003 sales were sourced as follows:

	Year Ended
	February 28/29

	2005	2004	2003

	(Based on Averages of
	Quarterly Activity)
Sales from recurring service and support contracts, including contracts for managed services	45%	49%	46%
Sales from solutions backlog	41%	36%	29%
Sales from the pipeline	14%	15%	25%

	100%	100%	100%

      Our service and support contracts range in original duration from one month to five years, with most managed service contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, we do not consider our book of services contracts to be reportable backlog, as a portion of the potential revenue reflected in the contract values may never be realized. Nevertheless, it is easier for us to estimate service and support sales than to estimate solution sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.
      Our backlog is made up of customer orders for solutions for which we have received complete purchase orders and which we expect to ship within twelve months. At February 28/29, 2005, 2004 and 2003, our backlog of solutions sales was approximately $35.4 million, $31.7 million and $33.5 million, respectively. Our ability to estimate the amount of backlog that will be converted to revenue in any fiscal quarter can be affected by factors outside our control, including changes in project timing requested by our customers.
      Our pipeline of opportunities for solutions sales is the aggregation of our sales opportunities for which we have not received a purchase order, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide us some sales guidelines in our business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to solutions sales in a particular quarter or over a longer period of time. While we know the amount of solutions backlog available at the beginning of a quarter, we must speculate on our pipeline of solutions opportunities for the quarter. Our accuracy in estimating total solutions sales for future fiscal quarters is, therefore, highly dependent upon our ability to successfully estimate which pipeline opportunities will close during the quarter.
      To compete effectively in our target markets in fiscal 2006 and beyond, we believe we must continue to transition our products and services to an open, standards-based business model. We have historically provided complete, bundled hardware and software systems using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on our management to transition our products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems.
Special Charges

Fiscal 2004
      During fiscal 2004, we incurred severance charges of approximately $1.4 million in connection with a reduction in workforce affecting 56 positions. In addition, we incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, under the terms of a separation agreement with our former Chief Financial Officer who resigned to pursue other opportunities.
      The following table summarizes the effect on reported operating results by financial statement category of all special charge activities for fiscal 2004 (in millions).

			Selling,
	Cost of	Research and	General and
	Goods Sold	Development	Administrative	Total

Severance payments and related benefits	$0.6	$0.2	$0.6	$1.4
Separation settlement	—	—	0.8	0.8

Total	$0.6	$0.2	$1.4	$2.2

      All cash charges related to these special charges have been paid.

Fiscal 2003
      During fiscal 2003, we continued to implement actions designed to lower cost and improve operational efficiency in response to continued softness in the primary markets for our products. We also reviewed our intangible assets for evidence of impairment in light of changes in our business and continued weakness in the world-wide telecommunications networks markets. (See “Amortization and Impairment of Goodwill and Acquired Intangible Assets.”)

      The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for fiscal 2003 (in millions).

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

      The severance and related costs recognized during fiscal 2003 related to three separate workforce reductions that affected a total of 273 employees. One of the reductions was associated with the consolidation of our separate Enterprise and Networks divisions into a single, integrated organizational structure. The charge also included costs associated with the resignation of the Networks division president during the first quarter of fiscal 2003. Costs related to facilities closures included $0.4 million for the closure of our leased facility in Chicago, Illinois, and $0.3 million associated with the closure of a portion of our leased facilities in Manchester, United Kingdom. The downsizing of the leased space in Manchester followed from our decision to consolidate virtually all of our manufacturing operations into our Dallas, Texas facilities. The inventory adjustments reflected our continued assessment of our inventory levels in light of sales projections, the decision to eliminate the U.K. manufacturing operation and the consolidation of the business units. The charges for loss contracts reflected the costs incurred on two contracts which were expected to result in net losses to Intervoice upon completion. The loss on early extinguishment of debt included $1.4 million in non-cash charges to write-off unamortized debt discount and unamortized debt issue costs and $0.5 million in prepayment premiums. All cash charges related to these special charges have been paid.
Cost of Goods Sold
      Cost of goods sold was $81.0 million (44.2% of sales), $75.3 million (45.5% of sales) and $88.0 million (56.3% of sales) in fiscal 2005, 2004, and 2003, respectively. During fiscal 2004 and 2003, we incurred special charges to cost of goods sold totaling $0.6 million (0.3% of sales) and $11.3 million (7.2% of sales), respectively, as described in the preceding “Special Charges” section. A significant portion of our cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/ royalty costs that vary directly with sales volume. The decrease in cost of goods sold as a percentage of sales in fiscal 2005 as compared to fiscal 2004 resulted primarily from our ability to increase our sales volume without incurring proportional increases in our fixed labor costs. The decrease in cost of goods sold in absolute dollars and as a percentage of sales in fiscal 2004 as compared to fiscal 2003 resulted from the reduction in special charges between years, the ongoing benefit in fiscal 2004 of our fiscal 2003 cost cutting initiatives and the effect of significantly greater cash basis managed service revenues recognized in fiscal 2004.
Research and Development
      Research and development expenses during fiscal 2005, 2004, and 2003 were approximately $15.8 million (8.6% of sales), $15.2 million (9.2% of sales), and $22.6 million (14.5% of sales), respectively. We incurred special charges of $0.2 million (0.1% of sales) and $0.9 million (0.6% of sales) in fiscal 2004 and 2003, respectively, as described in “Special Charges” above. Expenses were down in fiscal 2004 from prior year levels as a result of our cost reduction initiatives and as a result of the reassignment of certain resources from R&D to direct customer service activities (cost of goods sold) in connection with our fiscal 2003 reorganization. Recurring research and development expenses included the design of new products and the enhancement of existing products.

      Intervoice’s research and development spending is focused in four key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These applications are branded under the product name Omvia Voice Framework and are scheduled for release in fiscal 2006. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications which are designed to operate in both J2EE and Microsoft’s®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers”, and call processing infrastructure based on open standards such as SALT, VoiceXML, and CCXML. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Finally, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return on investment by providing many commonly used, configurable functions that can be deployed more quickly than can custom applications. Certain of these applications are currently available under the product name Omvia Voice Express. Additionally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are branded under the product name Omvia Media Exchange and are scheduled for release in fiscal 2006.
      We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our business markets.
Selling, General and Administrative
      SG&A expenses totaled $60.3 million (32.9% of sales), $53.2 million (32.2% of sales), and $65.9 million (42.2% of sales) in fiscal 2005, 2004 and 2003, respectively. We incurred SG&A charges in connection with the Audit Committee investigation described in Item 3 of Part 1 of this Form 10-K of approximately $2.0 million, or 1.1% of total sales, during fiscal 2005. SG&A expenses included special charges of $1.4 million (0.8% of sales) in fiscal 2004 and $3.5 million (2.2% of sales) in fiscal 2003, as described in “Special Charges” above. SG&A expenses declined in fiscal 2004 from prior year levels primarily as a result of cost control initiatives implemented by the Company.
Amortization and Impairment of Goodwill and Acquired Intangible Assets
      In connection with our purchase of Brite in fiscal 2000, we recorded intangible assets and goodwill totaling $103.8 million. These assets were assigned useful lives ranging from 5 to 10 years. For the fiscal years ended February 28/29, 2005, 2004 and 2003, we recognized amortization and impairment expense related to these assets as follows (in millions):

	2005	2004	2003

Amortization of acquisition related intangible assets	$1.5	$2.8	$7.1
Impairment of acquisition related intangible assets as described below	—	—	16.7

Total amortization and impairment charged to operating income	$1.5	$2.8	$23.8

Impairment of goodwill in connection with the adoption of SFAS No. 142 as described below	$—	$—	$15.8

      Effective March 1, 2002, we adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the “Statements”). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on at least an annual basis.

      In adopting the Statements, we first reclassified $2.7 million of intangible assets associated with our assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. We then allocated our adjusted goodwill balance of $19.2 million to our then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market values. As a result of these tests, we determined that the goodwill associated with our Networks division was fully impaired, and, accordingly, we recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division’s sales and profitability. Effective August 1, 2002, we combined our divisions into a single integrated organizational structure in order to address changing market demands and global customer requirements. We conducted our required annual test of goodwill impairment during the fourth quarters of fiscal 2005, 2004 and 2003. No additional impairment of goodwill was indicated. Accordingly, at February 28, 2005, our remaining goodwill totaled $3.4 million.
      During fiscal 2003, we were adversely affected by continuing softness in the general U.S. economy, by extreme softness in the worldwide network/telecommunications market and by political tensions in parts of South America and the Middle East. We experienced a second year of declining network revenue and significantly reduced our estimates of near term growth in revenue and net income for our networks based products. As a result, we determined that a triggering event, as defined in SFAS No. 144, had occurred during the fourth quarter of fiscal 2003 and, we evaluated our intangible assets for evidence of impairment. Based on the results of our review, we recognized impairment charges of $14.2 million and $2.5 million, respectively, to reduce the carrying value of our customer relations and developed technology intangible assets to their respective fair values. These fair values were based on estimated discounted future cash flows.
      During fiscal 2005, we completed the amortization of our developed technology intangible assets. At February 28, 2005, we had $4.7 million in remaining net intangible assets other than goodwill which will be subject to amortization in future periods. The estimated amortization expense attributable to our intangible assets for each of the next five years is as follows (in millions):

Fiscal 2006	$1.2
Fiscal 2007	$1.1
Fiscal 2008	$1.1
Fiscal 2009	$1.0
Fiscal 2010	$0.3
Other Income (Expense)
      Other income (expense) during fiscal 2005, 2004 and 2003 was comprised primarily of interest income on cash and cash equivalents and foreign currency transaction losses totaling approximately ($0.1) million, ($2.3) million and ($0.9) million, respectively.
Interest Expense
      We incurred interest expense of approximately $0.6 million, $2.0 million and $4.7 million during fiscal 2005, 2004 and 2003, respectively. Substantially all of this expense related to our long term borrowings initially obtained in connection with the Brite merger and subsequently refinanced. The reduction in interest expense from fiscal 2003 through fiscal 2005 is primarily attributable to the lower levels of debt outstanding in successive years as we made scheduled and discretionary payments of principal. Interest expense also declined because we were able to negotiate lower interest rates when we refinanced our debt in fiscal 2004 and 2005. Borrowings under all credit agreements totaled $1.7 million, $13.1 million and $19.1 million at February 28/29, 2005, 2004 and 2003, respectively. In March 2005, we repaid the remaining $1.7 million of debt.

Income Taxes
      We recognized income tax expense of $2.6 million (10% of pretax income) for fiscal 2005 and $3.4 million (23% of pretax income) for fiscal 2004. We recognized an income tax benefit of $0.8 million (1% of pretax loss) for fiscal 2003. The fiscal 2005 and 2004 percentages differ from the U.S. statutory rate of 35% primarily as a result of the taxability in the U.S. of certain dividends deemed to have been received from our foreign subsidiaries, the use of certain fully reserved net operating loss carryforwards and other fully reserved deferred tax assets as further described below and the favorable resolution of certain tax contingencies. The fiscal 2003 percentage differs from the statutory rate primarily as a result of benefits recognized in fiscal 2003 as a result of a change in U.S. tax laws, operating losses and credit carryforwards generated but not benefited, and an increase in our deferred tax asset valuation allowance.
      Our U.S. taxable income for fiscal 2005 and 2004 included distributions deemed to have been made to our U.S. company by several of our foreign subsidiaries, including, particularly, our U.K. subsidiary. Such deemed distributions stemmed from the existence and ultimate settlement of intercompany debt owed by the U.S. entity to certain of our foreign subsidiaries and from the pledging of certain U.K. assets as collateral for a term loan that was outstanding for a portion of fiscal 2004.
      During fiscal 2005 and 2004, we used net operating losses carried forward from previous years and the reversal of certain temporary differences to offset virtually all of our U.S. taxable income. As a result, our current tax expense was limited to a small amount of U.S. alternative minimum tax expense and to tax expense on our international operations. The reversal of a portion of our deferred tax asset valuation allowances offset the deferred tax expense we would otherwise have incurred as a result of using the assets, and, as a result, our overall effective tax rate for the year was substantially less than the statutory rates. Tax expense for fiscal 2005 also reflected the benefit of a $0.9 million favorable tax settlement with a foreign government reached during the year.
      During fiscal 2004, we reached final settlement with the Internal Revenue Service regarding audits of our federal income tax returns for fiscal years 2000 and 2001. In the settlement, we lost the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001 and repaid approximately $2.1 million of refunds previously received from the IRS plus approximately $0.5 million in accrued interest. The final settlements had been anticipated in our fiscal 2003 net tax provision and had no material effect on the tax provision or net income for fiscal 2004.
      During fiscal 2004, our wholly owned subsidiary, Brite Voice Systems, Inc. (“Brite”), reached final settlement with the IRS regarding a disputed Notice of Deficiency relating to Brite’s August 1999 federal income tax return. As a result of the settlement, we reversed approximately $1.2 million of taxes payable we had accrued in prior years in response to the IRS challenge.
      During fiscal 2003, United States tax law was amended to allow companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, during the first quarter of fiscal 2003, we used $21.5 million of our then existing net operating loss carryforwards and $0.4 million of our then existing tax credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises. Also during fiscal 2003, we became aware of the audit issues described above associated with our fiscal 2000 and 2001 U.S. tax returns and recorded a charge of approximately $2.7 million as part of our tax provision for the year.
      During fiscal 2003, we recognized tax expense totaling $0.8 million to increase our valuation allowance for net foreign deferred tax assets that existed at February 28, 2002. We had not previously provided a valuation allowance for deferred assets associated with our foreign subsidiaries. Also during fiscal 2003, we reduced our deferred tax liabilities by $1.4 million in connection with the reclassification of our assembled workforce intangible asset to goodwill. As a result of this transaction, we increased the valuation allowance associated with our U.S. net deferred tax asset by $1.4 million.
      At February 28, 2005, we had U.S. federal net operating loss carryforwards totaling $13.0 million. This amount, if not used, will expire beginning in fiscal 2021. Virtually all of the net operating loss carryforwards arose from employee stock option exercises. As a result, the use of such carryforwards in fiscal 2006 and future years will increase equity and will not reduce our U.S. tax provision for those years. We also had $2.9 million, $0.9 million and $0.4 million in U.S. research and development, U.S. and U.K. foreign tax and U.S. alternative minimum tax credit carryforwards, respectively. If unused, the foreign tax credit carryforwards will expire beginning in fiscal 2006.
      During fiscal 2003 and 2002, we established a valuation allowance against our net deferred tax assets, including those arising from our net operating loss carryforwards, tax credit carryforwards and certain temporary differences. Although we earned a profit in fiscal 2005 and 2004 and were able to use some previously reserved deferred tax assets, we believe the existence of substantive losses in our U.S. operations in fiscal 2003 and 2002 and the dependency of our international subsidiaries on continuing U.S. operations prevent us from concluding that it is more likely than not that our deferred tax assets will be realized. This is a highly subjective assessment that requires us to evaluate the predictability of future taxable income while considering the significant losses we incurred in fiscal 2003 and 2002. In general, we anticipate reversing valuation allowances associated with deferred tax assets of our U.S. and U.K. operations only when the underlying deferred tax assets are realized or at the time the respective taxable entities’ actual results have demonstrated a sustained profitability and their projected results support our ability to realize the deferred tax assets currently being reserved.
      In calculating a projected annual tax rate for fiscal 2006 or future years, we estimate the amount of deferred tax assets that will reverse during the year. Because we have a 100% valuation allowance against our deferred tax assets as discussed above, the projected change in the level of temporary differences during the year affects our annualized rate calculation. If the actual reversal of temporary differences differs from our estimate, our effective rate for the year will be affected, and the change in such rate could be significant.
      On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we have not reached a decision on whether or not the election will be beneficial to us. The range of possible amounts we are considering for repatriation under the AJCA is between $0 and $13.0 million. The related potential range of income tax expense associated with the repatriation is between $0 and $0.7 million. We expect to complete our evaluation of the effects of the repatriation provision during the third quarter of fiscal 2006.
Income (Loss) From Operations and Net Income (Loss)
      We generated income from operations of $24.7 million and net income of $22.5 million during fiscal 2005. Income from operations and net income were $18.8 million and $11.3 million during fiscal 2004. Our loss from operations, loss before the cumulative effect of a change in accounting principle and net loss totaled ($44.1) million, ($50.6) million and ($66.4) million, respectively in fiscal 2003.
      In fiscal 2005, our increasing profitability resulted primarily from significant growth in our Voice Automation/ IVR and network portal sales, reduced interest expense resulting from significant reductions in debt, reduced amortization expense and a low effective tax rate. In fiscal 2004, we combined improvements in the overall economic environment, improving markets for our IVR and portal products, our focus on speech solutions and open architecture, our focus on our recurring services offerings and our multi-year efforts to reduce operating cost and enhance efficiency to produce a return to profitability. Our losses in fiscal 2003 were primarily attributable to a significant decline in our sales volumes from prior year levels and to the significant restructuring and other special charges incurred in our efforts to adjust our operations to the rapidly changing market for our products. In addition, the cumulative effect of a change in accounting principle on prior years associated with our adoption of SFAS No. 142 resulted in a charge to income in fiscal 2003 of $15.8 million.

Liquidity and Capital Resources
      We had $60.2 million in cash and cash equivalents at February 28, 2005, an increase of $19.4 million over ending fiscal 2004 balances. Borrowings under our long-term credit facilities totaled $1.7 million at February 28, 2005, a reduction of $11.4 million from fiscal 2004 ending balances.
      Operating cash flow for fiscal 2005 totaled $25.5 million, the result of our solid profitability for the year and our continuing focus on balance sheet management. Our days sales outstanding of accounts receivable was 60 days at February 28, 2005.
      For sales of certain of our more complex, customized solutions (generally those with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $7.4 million (23.0% of total net receivables) at February 28, 2005, as compared to $8.8 million (37.1% of total receivables) at February 29, 2004. We expect to bill and collect unbilled receivables as of February 28, 2005 within the next twelve months.
      While we continue to focus on the level of our investment in accounts receivable, we generate a significant percentage of our sales, particularly sales of enhanced telecommunications services solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases, however, we only recognize revenue at such time as our solution or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in our recognizing revenue on a “cash basis”, limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.
      We used $7.3 million of cash in net investing activities during fiscal 2005. Of this amount, we used $1.7 million to purchase equipment to expand our managed services business and the remainder for replacement and expansion of our computing infrastructure. We expect to make capital expenditures of approximately $9.0 million in fiscal 2006.
      During fiscal 2005, our financing activities provided $0.6 million in net cash flow. Our option holders exercised options for 1.5 million shares of common stock and, in so doing, provided us with $9.2 million of cash. We used our improved financial condition to facilitate the refinancing of $8.0 million outstanding under our mortgage loan and to obtain the release of $2.8 million held as cash collateral under the line of credit. We made scheduled debt payments of $0.3 million and discretionary debt payments of $11.1 million during the year.
      In connection with a sale of convertible notes during fiscal 2003, which notes were subsequently redeemed in full for cash prior to the fiscal 2003 year end, we issued warrants to the buyers. The warrants gave the holders the right to purchase from us an aggregate of 621,304 shares of our common stock for $4.0238 per share. In April 2005, the warrant holders paid us $2.5 million to purchase the full 621,304 shares available under the warrants.

Line of Credit
      In January 2004, we entered into a credit agreement with a lender which provides for a revolving line of credit equal to the lesser of $5.5 million or a defined borrowing base comprised of eligible U.S. accounts receivable. The credit agreement contains terms, conditions and representations that are generally customary for asset-based credit facilities, including requirements that we comply with certain financial and operating covenants. As of February 28, 2005, we were in compliance with all such covenants. Borrowings under the credit agreement are secured by first liens on our accounts receivable, general intangibles, equipment and inventory and by a first lien on the real property and fixtures comprising our Dallas headquarters building and fixtures. We may borrow, partially or wholly repay our outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed the available borrowing base.

We had no amounts drawn under this line at February 28, 2005. The revolving line of credit agreement expires on January 31, 2007.
      In June 2004, we entered into an amended and restated credit agreement with our lender that added an $8.0 million term loan to our existing line of credit. We used the proceeds of the new term loan to repay all amounts outstanding under our mortgage loan. At February 28, 2005, we had $1.7 million outstanding under the term loan. We repaid the outstanding balance of the term loan in full in March 2005.

Summary of Future Obligations
      The following table summarizes our obligations and commitments as of February 28, 2005, to be paid in fiscal 2006 through 2010 (in millions):

	Payments Due by Period
	Fiscal Year Ending February 28/29

Nature of Commitment	2006	2007	2008	2009	2010

Long-term debt (paid in full in March 2005)	$0.4	$0.4	$0.4	$0.4	$0.1
Operating lease payments	2.5	1.4	1.1	0.8	0.4
Firm purchase commitments	2.0	1.2	0.7	—	—

Total obligations and commitments	$4.9	$3.0	$2.2	$1.2	$0.5

      The operating lease payments shown above were our only off-balance sheet arrangements at February 28, 2005.
      Most of our purchases are executed under cancelable purchase orders. The firm purchase commitments shown above are comprised of non-cancelable commitments for certain communications charges and royalties.
      We believe our cash reserves and internally generated cash flow along with any cash availability under our line of credit will be sufficient to meet our operating cash requirements for the next twelve months.

Impact of Inflation
      We do not expect any significant short-term impact of inflation on our financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, we presently are not bound by long term fixed price sales contracts. The absence of such contracts should reduce our exposure to inflationary effects.
Selected Quarterly Financial Data (Unaudited)

	Three Months Ended

	May 31,	August 31,	November 30,	February 28,
Fiscal 2005	2004	2004	2004	2005

	(In millions, except per share data)
Sales	$41.9	$44.3	$48.4	$48.7
Gross profit	22.9	24.1	27.6	27.6
Income from operations	4.3	6.5	6.9	7.1
Net income	3.2	5.1	7.0	7.2
Net income per basic share	0.09	0.14	0.20	0.20
Net income per diluted share	0.08	0.13	0.18	0.18

	Three Months Ended

	May 31,	August 31,	November 30,	February 29,
Fiscal 2004	2003	2003	2003	2004

	(In millions, except per share data)
Sales	$38.4	$41.6	$41.8	$43.5
Gross profit	20.5	22.9	22.8	23.9
Income from operations	2.4	5.4	4.9	6.2
Net income	0.9	3.6	3.6	3.2
Net income per basic share	0.03	0.11	0.10	0.09
Net income per diluted share	0.03	0.10	0.10	0.09

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We invest cash balances in excess of operating requirements in short-term securities that generally have maturities of 90 days or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Foreign Currency Risks
      We transact business in certain foreign currencies including, particularly, the British pound and the Euro. Our primary software application development, research and development and other administrative activities are conducted from offices in the United States and the United Kingdom, and our primary manufacturing operations are conducted in the United States. Virtually all sales arranged through our U.S. offices are denominated in U.S. dollars, which is the functional and reporting currency of our U.S. entity. Sales arranged through our U.K. subsidiary are denominated in various currencies, including the British pound, the U.S. dollar and the Euro; however, the U.K. subsidiary’s functional currency is the British pound.
      For the fiscal year ended February 28, 2005, sales originating from our U.K. subsidiary represented approximately 33% of consolidated sales. As a result of our international operations, we are subject to exposure from adverse movements in certain foreign currency exchange rates. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts, and we did not have any such hedge instruments in place at February 28, 2005. Rather, we attempt to mitigate our foreign currency risk by generally transacting business in the functional currency of each of our major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received.
      As noted above, our operating results are exposed to changes in certain exchange rates including, particularly, those between the U.S. dollar, the British pound and the Euro. When the U.S. dollar strengthens against the other currencies, our sales are negatively affected upon the translation of U.K. operating results to the reporting currency. The effect of these changes on our operating profits varies depending on the level of British pound denominated expenses and the U.K. subsidiary’s overall profitability. For the fiscal year ended February 28, 2005, the result of a hypothetical, uniform 10% strengthening in the value of the U.S. dollar relative to the British pound and the Euro would have been a decrease in sales of approximately $3.7 million and an increase in net income of approximately $0.1 million. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and/or operating expenses, changes in exchange rates also could affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.	Financial Statements and Supplementary Data
      The Report of Independent Registered Public Accounting Firm Ernst & Young LLP and the Consolidated Financial Statements of Intervoice as of February 28, 2005 and February 29, 2004 and for each of the three years in the period ended February 28, 2005 follow:

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Intervoice, Inc.
      We have audited the accompanying consolidated balance sheets of Intervoice, Inc and subsidiaries as of February 28, 2005 and February 29, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intervoice, Inc and subsidiaries at February 28, 2005 and February 29, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note C to the consolidated financial statements, effective March 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intervoice, Inc. and subsidiaries internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 13, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
May 13, 2005

INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	February 28,	February 29,
	2005	2004

	(In thousands, except share
	and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$60,242	$40,859
Trade accounts receivable, net of allowance for doubtful accounts of $799 in 2005 and $947 in 2004	32,605	23,719
Inventory	7,642	8,415
Prepaid expenses and other current assets	4,339	5,087

	104,828	78,080
Property and Equipment
Land and buildings	16,932	16,857
Computer equipment and software	46,514	39,073
Furniture, fixtures and other	3,345	3,190
Service equipment	9,267	9,421

	76,058	68,541
Less allowance for depreciation	54,303	48,325

	21,755	20,216
Other Assets
Intangible assets, net of accumulated amortization of $15,840 in 2005 and $34,443 in 2004	4,707	6,363
Goodwill	3,401	3,401
Other assets	168	3,491

	$134,859	$111,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,485	$10,746
Accrued expenses	13,745	11,919
Customer deposits	6,871	6,625
Deferred income	24,448	22,257
Current portion of long term borrowings	400	—
Income taxes payable	4,129	7,379

	61,078	58,926
Long Term Borrowings	1,333	13,101
Other Long Term Liabilities	—	271

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $100 par value — 2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value — 62,000,000 shares authorized: 37,196,216 issued and outstanding in 2005, 35,691,389 issued and outstanding in 2004	19	18
Additional capital	85,421	75,276
Accumulated deficit	(12,931)	(35,441)
Accumulated other comprehensive loss	(61)	(600)

	72,448	39,253

	$134,859	$111,551

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 28,	February 29,	February 28,
	2005	2004	2003

	(In thousands, except share and
	per share data)
Sales
Solutions	$100,504	$83,612	$84,755
Recurring services	82,754	81,666	71,457

	183,258	165,278	156,212

Cost of goods sold
Solutions	52,116	47,675	60,723
Recurring services	28,928	27,603	27,292

	81,044	75,278	88,015

Gross margin
Solutions	48,388	35,937	24,032
Recurring services	53,826	54,063	44,165

	102,214	90,000	68,197

Research and development expenses	15,812	15,193	22,592
Selling, general and administrative expenses	60,265	53,188	65,941
Amortization of goodwill and acquisition related intangible assets	1,461	2,820	7,101
Impairment of goodwill and acquisition related intangible assets	—	—	16,710

Income (loss) from operations	24,676	18,799	(44,147)
Other income (expense)	974	(1,650)	(658)
Interest expense	(585)	(1,966)	(4,674)
Loss on early extinguishment of debt	—	(488)	(1,868)

Income (loss) before income taxes and the cumulative effect of a change in accounting principle	25,065	14,695	(51,347)
Income tax (benefit)	2,555	3,368	(752)

Income (loss) before the cumulative effect of a change in accounting principle	22,510	11,327	(50,595)
Cumulative effect of change in accounting principle	—	—	(15,791)

Net income (loss)	$22,510	$11,327	$(66,386)

Per Basic Share:
Income (loss) before the cumulative effect of a change in accounting principle	$0.62	$0.33	$(1.49)
Cumulative effect of change in accounting principle	—	—	(0.46)

Net income (loss)	$0.62	$0.33	$(1.95)

Per Diluted Share:
Income (loss) before the cumulative effect of a change in accounting principle	$0.59	$0.32	$(1.49)
Cumulative effect of a change in accounting principle	—	—	(0.46)

Net income (loss)	$0.59	$0.32	$(1.95)

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
	Common Stock			Earnings	Other
			Additional	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total

	(In thousands, except share data)
Balance at February 28, 2002	34,029,180	$17	$61,725	$19,618	$(5,926)	$75,434
Net loss	—	—	—	(66,386)	—	(66,386)
Foreign currency translation adjustment	—	—	—	—	2,324	2,324
Valuation adjustment of interest rate swap hedge, net of tax effect of ($118)	—	—	—	—	192	192

Comprehensive loss						(63,870)

Exercise of stock options	81,921	—	192	—	—	192
Tax benefit from exercise of stock options	—	—	2,171	—	—	2,171
Issuance of warrants	—	—	1,056	—	—	1,056

Balance at February 28, 2003	34,111,101	17	65,144	(46,768)	(3,410)	14,983
Net income	—	—	—	11,327	—	11,327
Foreign currency translation adjustment, including tax benefits of $419	—	—	—	—	2,810	2,810

Comprehensive income						14,137

Tax benefit from exercise of stock options	—	—	594	—	—	594
Extension of stock options	—	—	279	—	—	279
Exercise of stock options	1,580,288	1	9,259	—	—	9,260

Balance at February 29, 2004	35,691,389	18	75,276	(35,441)	(600)	39,253
Net income	—	—	—	22,510	—	22,510
Foreign currency translation adjustment	—	—	—	—	539	539

Comprehensive income						23,049

Tax benefit from exercise of stock options	—	—	939	—	—	939
Exercise of stock options	1,504,827	1	9,206	—	—	9,207

Balance at February 28, 2005	37,196,216	$19	$85,421	$(12,931)	$(61)	$72,448

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 28,	February 29,	February 28,
	2005	2004	2003

	(In thousands)
Operating activities
Net income (loss)	$22,510	$11,327	$(66,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,733	9,750	16,065
Deferred income taxes	—	—	2,200
Provision for doubtful accounts	312	342	(774)
Write down of inventories	57	34	5,667
Disposal of equipment	(4)	7	736
Foreign exchange loss (gain)	(271)	1,981	246
Write off of goodwill and intangible assets	—	—	32,501
Loss on early extinguishment of debt acquisition costs	—	488	1,868
Tax benefit for exercise of stock options	939	594	—
Changes in operating assets and liabilities:
Accounts receivable	(8,701)	3,290	17,788
Inventories	807	127	12,353
Prepaid expenses and other assets	895	711	2,494
Accounts payable and accrued expenses	1,822	(4,191)	(10,389)
Income taxes payable	(3,280)	501	1,804
Customer deposits	385	(2,641)	2,943
Deferred income	1,732	(4,163)	988
Other	560	952	3,761

Net cash provided by operating activities	25,496	19,109	23,865

Investing activities
Purchase of property and equipment	(7,253)	(5,495)	(4,169)
Proceeds from sale of fixed assets	—	22	1,890
Purchased software	—	(50)	(323)

Net cash used in investing activities	(7,253)	(5,523)	(2,602)

Financing activities
Paydown of debt	(19,368)	(10,611)	(44,869)
Premium on early extinguishment of debt	(5)	(20)	(470)
Borrowings	8,000	4,601	34,000
Debt issuance costs	—	—	(2,515)
Restricted cash	2,750	(2,750)	—
Exercise of stock options	9,207	9,260	192

Net cash provided by (used in) financing activities	584	480	(13,662)
Effect of exchange rate on cash	556	582	964

Increase in cash and cash equivalents	19,383	14,648	8,565
Cash and cash equivalents, beginning of period	40,859	26,211	17,646

Cash and cash equivalents, end of period	$60,242	$40,859	$26,211

See notes to consolidated financial statements.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Description of Business
      Intervoice, Inc. (together with our subsidiaries) is a leader in providing converged voice and data solutions for the network and enterprise markets. Through our open, standards based product suites, we offer speech-enabled IVR applications, multi-media and network-grade portals, voicemail and prepaid calling solutions that allow network operators and service providers to increase revenue through value-added services and/or reduce costs through automation and that allow enterprise customers to reduce costs and improve customer service levels. In addition, we provide a suite of professional services including implementation, business and technical consulting services and recurring maintenance services that supports our installed systems. To further leverage the strong return on investment offered by our systems offerings, we also offer enhanced communications solutions to our customers on an outsourced basis as a Managed Service Provider, or MSP.
Note B — Significant Accounting Policies
      Principles of Consolidation: The consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations.
      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Cash and Cash Equivalents: Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value. Interest income was $0.9 million, $0.6 million and $0.3 million in fiscal 2005, 2004 and 2003, respectively.
      Inventories: Inventories are valued at the lower of cost or market. Inventories are recorded at standard cost which approximates actual cost determined on a first-in, first-out basis. We periodically review our inventories for unsaleable or obsolete items and for items held in excess quantities based on current and projected usage. Adjustments are made where necessary to reduce the carrying value of individual items to reflect the lower of cost or market, and any such adjustments create a new carrying value for the affected items.
      Property and Equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over each asset’s estimated useful life. The range of useful lives by major category are: buildings: 5 to 40 years; computer equipment and software: 3 to 5 years; furniture, fixtures and other: 5 years; and service equipment: 3 years. Depreciation expense totaled $6.1 million, $6.7 million and $8.7 million in fiscal 2005, 2004 and 2003, respectively.
      Intangible Assets and Impairment of Long-Lived Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of our fiscal 2000 acquisition of Brite Voice Systems, Inc., and certain capitalized purchased software. We amortize intangible assets using the straight-line method over each asset’s estimated useful life. Such lives range from five to twelve years. Amortization expense for these items totaled $1.7 million, $3.0 million and $7.4 million in fiscal 2005, 2004 and 2003, respectively. We review our intangible and other long-lived assets for possible impairment when events and circumstances indicate that the

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, we recognize an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. We recognized impairment losses related to intangible assets totaling $16.7 million in fiscal 2003. See “Note C — Change in Accounting Principle for Goodwill and Other Intangible Assets”. No additional impairment was indicated for fiscal 2005 or 2004.
      We expense the cost of internally developed software products and substantial enhancements to existing software products for sale until technological feasibility is established, after which point any additional costs are capitalized. Technological feasibility of a computer software product is established when we have completed all planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. No costs have been capitalized to date for internally developed software products and enhancements as our current process for developing software is essentially completed concurrent with the establishment of technological feasibility. We capitalize purchased software upon acquisition when such software is technologically feasible or if it has an alternative future use, such as use of the software in different products or resale of the purchased software.
      Goodwill: Goodwill is also attributable to our fiscal 2000 purchase of Brite Voice Systems, Inc. Under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted on March 1, 2002, goodwill is presumed to have an indefinite life and is not subject to annual amortization. We, however, do perform an impairment test on our goodwill balance on at least an annual basis and at any interim date at which we identify that a triggering event has occurred. Our impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of Intervoice with our carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, we compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to the lesser of that excess or the carrying amount of goodwill. See Note C for an expanded discussion of our fiscal 2003 adoption of SFAS No. 141 and SFAS No. 142 and for a summary of impairment charges recorded during fiscal 2003. No additional impairment was indicated for fiscal 2005 or 2004.
      Other Assets: At February 28, 2005, other assets was comprised of refundable deposits. Other Assets at February 29, 2004 was comprised of $2.8 million of restricted cash used to collateralize a portion of our line of credit, $0.6 million of restricted certificates of deposit which matured during fiscal 2005, refundable deposits and long-term debt issuance costs. The restriction on the $2.8 million of cash was released in August 2004.
      Customer Deposits: Customer Deposits is comprised of amounts received from customers for orders not yet fulfilled.
      Deferred Income: Deferred income is comprised primarily of amounts collected but not yet earned under annual maintenance and software support contracts. We recognize revenue from such contracts ratably over the term of the contracts.
      Product Warranties: We provide limited warranties on the sale of certain of our solutions in the U.S. Such warranties cover routine bug-fixes and hardware problems and do not provide a right to system upgrades and enhancements. The warranties are typically valid for one year. At February 28/29, 2005 and 2004, our accrued warranty costs totaled $1.1 million and $1.0 million, respectively.
      Revenue Recognition: We recognize revenue from the sale of hardware and software solutions, from the delivery of recurring maintenance and other customer services associated with installed solutions and from the provision of our enterprise and network solutions on a managed service basis. Our policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition”, as

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amended (SOP 97-2), SEC Staff Accounting Bulletin No. 104 (SAB 104) and EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element as evidenced by vendor specific objective evidence. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.
      Sale of Hardware and Software Solutions: Many of our sales are of customized software or customized hardware/ software solutions. Such solutions incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. We account for sales of these customized solutions using contract accounting principles under either the percentage of completion (POC) or completed contract methodology as further described below. In other instances, particularly in situations where we sell to distributors or where we are supplying only additional product capacity (i.e., similar hardware and software solutions to what is already in place) for an existing customer, we may sell solutions that do not require significant customization. In those situations, we recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.
      Generally, we use POC accounting for our more complex custom solutions. In determining whether a particular sale qualifies for POC treatment, we consider multiple factors including the value of the contract and the degree of customization inherent in the project. Projects normally must have an aggregate value of more than $500,000 to qualify for POC treatment. For a project accounted for under the POC method, we recognize revenue as work progresses over the life of the project based on a comparison of actual labor hours worked to current estimates of total labor hours required to complete the project. We review and update project estimates on a quarterly basis. Unbilled receivables accrued under this POC methodology totaled $7.4 million (23% of total net receivables) and $8.8 million (37% of total net receivables) at February 28/29, 2005 and 2004, respectively. We expect to bill and collect unbilled receivables as of February 28, 2005 within the next twelve months.
      The terms of most POC projects require customers to make interim progress payments during the course of the project. These payments and a written customer acknowledgement at the completion of the project, usually following a final customer test phase, document the customer’s acceptance of the project. In some circumstances, the passage of a contractually defined time period or the customer’s use of the solution in a live operating environment may also constitute final acceptance of a project.
      We use completed contract accounting for smaller custom projects not meeting the POC thresholds described above. We also use completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that our ability to make reasonable estimates is in doubt or in situations where a sale is subject to unusual “inherent hazards”. Such hazards are unrelated to, or only incidentally related to, our typical activities and include situations where the enforceability of a contract is suspect, completion of the contract is subject to pending litigation, or where the solutions produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, we recognize revenue upon customer acceptance as evidenced by a written customer acknowledgement, the passage of a contractually defined time period or the customer’s use of the solution in a live operating environment.
      We generate a significant percentage of our sales, particularly sales of enhanced telecommunications services solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases,

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
however, we only recognize revenue at such time as our solution or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy causes us to recognize revenue on a “cash basis”, limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied. Costs associated with our services to cash basis customers are expensed as we incur them.
      Sale of Maintenance and Other Customer Services: We recognize revenue from maintenance and other customer services when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.
      Sale of Managed Services: We provide enhanced communications solutions to some customers on an outsourced basis through our managed service business. While specific arrangements can vary, we generally build a customized solution to address a specific customer’s business need and then own, monitor, and maintain that system, ensuring that it processes the customer’s business transactions in accordance with defined specifications. For our services, we generally receive a one-time setup fee paid at the beginning of the contract and a service fee paid monthly over the life of the contract. Most contracts range from 12 to 36 months in length.
      We combine the setup fee and the total service fee to be received from the customer and recognize revenue ratably over the term of the managed service contract. We capitalize the cost of the computer system(s) and related applications used to provide the service and depreciate such costs over the contract life (for assets unique to the individual contract) or the life of the equipment (for assets common to the general managed service operations or for assets whose useful lives are shorter than the related contract term). We expense all labor and other period costs required to provide the service as we incur them.
      Loss Contracts: We update our estimates of the costs necessary to complete all customer contracts in process on a quarterly basis. Whenever current estimates indicate that we will incur a loss on the completion of a contract, we immediately record a provision for such loss as part of the current period cost of goods sold.
      Research and Development: Research and development costs are expensed as incurred.
      Advertising Costs: Advertising costs are expensed as incurred. Advertising expense was $2.2 million in fiscal 2005, $0.9 million in fiscal 2004 and $1.2 million in fiscal 2003.
      Income Taxes: We recognize deferred income taxes using the liability method to reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We provide a valuation allowance for deferred tax assets in circumstances where we do not consider realization of such assets to be more likely than not. This is a highly subjective assessment and requires us to evaluate the predictability of future taxable income while considering the significant losses we incurred in fiscal 2003 and 2002. In general, we anticipate reversing valuation allowances associated with deferred tax assets of our U.S. and U.K. operations only when the underlying deferred tax assets are realized or at the time the respective taxable entities’ actual results have demonstrated a sustained profitability and their projected results support our ability to realize the deferred tax assets currently being reserved.
      Stock Compensation: We account for our stock-based employee compensation using the intrinsic value method as defined in Accounting Principles Board Statement No. 25 (APB 25). Under this approach, we recognize expense at the grant date of an option only to the extent that the fair value of the related common stock at the grant date exceeds the exercise price of the option. In practice, we typically grant options at an exercise price equal to the fair value of the stock on the grant date, and, accordingly, we typically do not recognize any expense upon the granting of an option.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Because we have elected this treatment, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148) require disclosure of pro forma information which provides the effects on net income (loss) and net income (loss) per share as if we had accounted for our employee stock awards under the fair value method prescribed by SFAS 123. The Financial Accounting Standards Board has issued a revision to SFAS No. 123 (SFAS 123R) that requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options and other equity awards based on the grant date fair value of the equity instrument. This change in accounting for stock options will become effective for our fiscal year beginning March 1, 2006. We are still assessing the transition method we will use to implement SFAS 123R as well as the impact of the new statement on our Consolidated Statements of Operations.
      We estimated the fair value of our employee stock awards using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2005, 2004 and 2003, respectively: risk-free interest rates of 2.47%, 2.34% and 2.95%; stock price volatility factors of 0.86, 1.22 and 1.11; and expected option lives of 2.16 years, 3.03 years and 2.73 years. We do not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 2005, 2004 and 2003 was $9.77, $5.90 and $1.95, respectively. A reconciliation of our actual net income (loss) and net income (loss) per diluted common share to our pro forma net income (loss) and net income (loss) per diluted common share using the fair value method of accounting for stock options for fiscal 2005, 2004 and 2003 is as follows (in millions, except per share data):

	2005	2004	2003

Net income (loss) as reported	$22.5	$11.3	$(66.4)
Add: stock-based employee compensation expense included in reported net income net of related tax effect	—	.3	—
Deduct: total stock-based employee compensation expense determined under fair value method, net of related tax effect	(7.5)	(4.1)	(2.5)

Pro forma net income (loss)	$15.0	$7.5	$(68.9)

Net income (loss) per share:
Basic — as reported	$0.62	$0.33	$(1.95)
Basic — pro forma	$0.42	$0.22	$(2.02)
Diluted — as reported	$0.59	$0.32	$(1.95)
Diluted — pro forma	$0.40	$0.21	$(2.02)
Note C — Change in Accounting Principle for Goodwill and Other Intangible Assets
      Effective March 1, 2002, we adopted Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the “Statements”). Statement No. 141 refines the definition of what assets may be considered as separately identified intangible assets apart from goodwill. Statement No. 142 provides that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to impairment tests on at least an annual basis.
      In adopting the Statements, we first reclassified $2.7 million of intangible assets associated with our assembled workforce (net of related deferred taxes of $1.4 million) to goodwill because such assets did not meet the new criteria for separate identification. We then allocated our adjusted goodwill balance of $19.2 million to our then existing Enterprise and Networks divisions and completed the transitional impairment tests required by Statement No. 142. The fair values of the reporting units were estimated using a combination of the expected present values of future cash flows and an assessment of comparable market

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
values. As a result of these tests, we determined that the goodwill associated with our Networks division was fully impaired, and, accordingly, we recognized a non-cash, goodwill impairment charge of $15.8 million as the cumulative effect on prior years of this change in accounting principle. This impairment resulted primarily from the significant decline in Networks sales and profitability during the fourth quarter of fiscal 2002 and related reduced forecasts for the division’s sales and profitability. Effective August 1, 2002, we combined our divisions into a single integrated organizational structure in order to address changing market demands and global customer requirements. We conducted our required annual test of goodwill impairment during the fourth quarters of fiscal 2005, 2004 and 2003. No additional impairment of goodwill was indicated.
      During fiscal 2003, we were adversely affected by continuing softness in the general US economy, by extreme softness in the worldwide network/telecommunications market and by political tensions in parts of South America and the Middle East. We experienced a second year of declining network revenue and significantly reduced our estimates of near term growth in revenue and net income for our network based products. As a result, we determined that a triggering event, as defined in SFAS No. 144, had occurred during the fourth quarter of fiscal 2003 and, we evaluated our intangible assets for evidence of impairment. Based on the results of our review, we recognized impairment charges of $14.2 million and $2.5 million, respectively, to reduce the carrying value of our customer relations and developed technology intangible assets to their respective fair values. These fair values were based on estimated discounted future cash flows.
      Intangible assets other than goodwill at February 28, 2005 and February 29, 2004 are comprised of the following (in millions):

		February 28, 2005

		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relations	10 years	$18.6	$14.3	$4.3
Other intangibles	5-12 years	2.0	1.6	0.4

Total		$20.6	$15.9	$4.7

		February 29, 2004

		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relations	10 years	$18.6	$13.3	$5.3
Developed technology	5 years	20.2	19.7	0.5
Other intangibles	5-12 years	2.0	1.4	0.6

Total		$40.8	$34.4	$6.4

      The estimated amortization expense attributable to these intangible assets for each of the next five years is as follows (in millions):

Fiscal 2006	$1.2
Fiscal 2007	$1.1
Fiscal 2008	$1.1
Fiscal 2009	$1.0
Fiscal 2010	$0.3

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note D — Inventory
      Inventory at February 28/29 consisted of the following (in millions):

	2005	2004

Purchased parts	$3.8	$4.1
Work in progress	3.8	4.3

	$7.6	$8.4

Note E — Accrued Expenses
      Accrued expenses consisted of the following at February 28/29 (in millions):

	2005	2004

Accrued compensation and other employee related costs, including accrued vacation	$7.7	$5.7
Other	6.0	6.2

	$13.7	$11.9

Note F — Long-Term Borrowings
      At February 28/29, 2005 and 2004, our long-term debt was comprised of the following (in millions):

	February 28/29

	2005	2004

Line of credit, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.25% or the London Inter-Bank Offering Rate plus 1.75%	$—	$4.6
Term loan, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.50% or the London Inter-Bank Offering Rate plus 2.25% (4.875% at February 28, 2005); principal repaid in full during March 2005	1.7	—
Mortgage loan, bearing interest payable monthly at the greater of 10.5% or the prime rate plus 2.0%; refinanced during June 2004	—	8.5

Total debt outstanding	1.7	13.1
Less: current portion	0.4	—

Long-term debt, net of current portion	$1.3	$13.1

Line of Credit
      In January 2004, we entered into a credit agreement with a lender which provided for a revolving line of credit equal to the lesser of $5.5 million or a defined borrowing base comprised of eligible U.S. accounts receivable and $2.8 million held in a cash collateral account. The agreement was amended August 17, 2004 to release us from the obligation to maintain the cash collateral and to remove such collateral from the borrowing base definition. Initial borrowings under the revolving line of credit of $4.6 million were used to retire indebtedness then outstanding under an amortizing term loan. The credit agreement contains terms, conditions and representations that are generally customary for asset-based credit facilities including requirements that we comply with certain financial and operating covenants. As of February 28, 2005, we were in compliance with all such covenants. Borrowings under the credit agreement are secured by first liens on our accounts receivable, general intangibles, equipment and inventory and by a first lien on the real property and fixtures comprising our Dallas headquarters building and fixtures. We may borrow, partially or wholly repay

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed the available borrowing base. The revolving line of credit agreement expires on January 31, 2007.
      In June 2004, we entered into an amended and restated credit agreement with our lender that added an $8.0 million term loan to our existing line of credit. We used the proceeds of the new term loan to repay all amounts outstanding under our mortgage loan. We repaid the outstanding balance of the term loan in full in March 2005.

Costs Associated with Refinancings
      During fiscal 2004, we expensed $0.5 million of unamortized debt issuance costs associated with the term loan that was retired when we entered into our new line of credit agreement. During fiscal 2003, we recognized a loss of approximately $1.9 million on the early extinguishment of $9.0 million of convertible notes. The loss included a $0.5 million early conversion premium and the write off of unamortized debt issuance costs and unamortized discount associated with the convertible notes.

Cash Interest Paid
      We made interest payments totaling $0.6 million, $2.0 million and $2.5 million in fiscal 2005, 2004, and 2003, respectively.
Note G — Income Taxes
      Our income (loss) before income taxes and the cumulative effect of a change in accounting principle was attributable to our domestic and foreign operations as follows (in millions):

	Domestic	Foreign
Fiscal Year	Operations	Operations	Total

2005	$15.4	$9.7	$25.1
2004	7.2	7.5	14.7
2003	(51.7)	0.4	(51.3)
      Our income tax provision (benefit) attributable to income (loss) before income taxes and the cumulative effect of a change in accounting principle was comprised of the following elements (in millions):

	2005	2004	2003

Income tax provision (benefit):
Current:
Federal	$0.6	$2.0	$(3.1)
State	(0.1)	0.3	—
Foreign	2.1	1.1	0.1

Total current	2.6	3.4	(3.0)

Deferred:
Federal	—	—	1.4
State	—	—	—
Foreign	—	—	0.8

Total deferred	—	—	2.2

	$2.6	$3.4	$(0.8)

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of our income tax expense (benefit) with the United States federal statutory rate is as follows (in millions):

	2005		2004		2003

Federal income taxes (benefit) at statutory rates	$8.8	35%	$5.1	35%	$(18.0)	35%
Deemed dividends and other taxable income from wholly owned foreign subsidiaries	1.3	5	13.6	92	—	—
Operating losses and credit carryforwards not benefited	—	—	—	—	18.1	(35)
Change in US federal tax law, net of related IRS audit issues	—	—	—	—	(3.0)	6
Change in valuation allowance, in fiscal 2005 and 2004 primarily as a result of the use of net operating losses carried forward from prior years	(6.2)	(25)	(13.8)	(94)	2.2	(5)
State taxes, net of federal effect	(0.1)	—	0.3	2	—	—
Other	(1.2)	(5)	(1.8)	(12)	(0.1)	—

	$2.6	10%	$3.4	23%	$(0.8)	1%

      We paid (received) income taxes (refunds), net, of $4.6 million, $0.8 million, and $(7.9) million in fiscal 2005, 2004, and 2003, respectively.
      Our U.S. taxable income for fiscal 2005 and 2004 included distributions deemed to have been made to our U.S. company by several of our foreign subsidiaries, including, particularly, our U.K. subsidiary. Such deemed distributions stemmed from the existence and ultimate settlement of intercompany debt, owed by the U.S. entity to certain of its foreign subsidiaries and from the pledging of certain U.K. assets as collateral for a term loan that was outstanding for a portion of fiscal 2004.
      During fiscal 2005 and 2004, we used net operating losses carried forward from previous years and the reversal of certain temporary differences to offset virtually all of our U.S. taxable income. As a result, our current tax expense was limited to a small amount of U.S. alternative minimum tax expense and to tax expense on our international operations. The reversal of a portion of our deferred tax asset valuation allowances offset the deferred tax expense we would otherwise have incurred as a result of using the assets, and, as a result, our overall effective tax rate for the year was substantially less than the statutory rates. Tax expense for fiscal 2005 also reflected the benefit of a $0.9 million favorable tax settlement with a foreign government reached during the year.
      During fiscal 2004, we reached final settlement with the Internal Revenue Service regarding audits of our federal income tax returns for fiscal years 2000 and 2001. In the settlement, we lost the ability to carry back approximately $5.4 million in net operating losses generated in fiscal 2001 and repaid approximately $2.1 million of refunds previously received from the IRS plus approximately $0.5 million in accrued interest. The final settlements had been anticipated in our fiscal 2003 net tax provision and had no material effect on the tax provision or net income for fiscal 2004.
      During fiscal 2004, our wholly owned subsidiary, Brite Voice Systems, Inc. (“Brite”), reached final settlement with the IRS regarding a disputed Notice of Deficiency relating to Brite’s August 1999 federal income tax return. As a result of the settlement, we reversed approximately $1.2 million of taxes payable we had accrued in prior years in response to the IRS challenge.
      During fiscal 2003, United States tax law was amended to allow companies which incurred net operating losses in 2001 and 2002 to carry such losses back a maximum of five years instead of the maximum of two years previously allowed. As a result of this change, during the first quarter of fiscal 2003, we used $21.5 million of our then existing net operating loss carryforwards and $0.4 million of our then existing tax

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit carryforwards and recognized a one-time tax benefit of $7.9 million, of which $2.2 million was recognized as additional capital associated with previous stock option exercises. Also during fiscal 2003, we became aware of the audit issues described above associated with our fiscal 2000 and 2001 U.S. tax returns and recorded a charge of approximately $2.7 million as part of our tax provision for the year.
      Deferred taxes arise because we recognize the effect of certain transactions in different periods for financial and tax reporting purposes. Our deferred tax assets and liabilities were comprised of the following significant components at February 28/29 (in millions):

	2005	2004

Deferred Tax Assets:
Net operating loss carryforwards	$5.0	$0.1
Tax credit carryforwards	4.2	7.4
Accrued expenses	1.8	2.1
Inventory	1.5	2.3
Depreciation and amortization	1.1	1.7
Deferred revenue	0.4	0.8
Allowance for doubtful accounts	0.2	0.3
Intercompany interest	—	1.2
Other items	1.2	1.8

Total deferred tax assets	15.4	17.7
Valuation allowance	(13.3)	(15.5)

Net deferred tax assets	2.1	2.2

Deferred tax liabilities:
Acquisition-related identified intangibles	(1.5)	(2.0)
Other items	(0.6)	(0.2)

Total deferred tax liabilities	(2.1)	(2.2)

Net deferred tax assets	$—	$—

      At February 28, 2005, we had U.S. federal net operating loss carryforwards totaling $13.0 million. This amount, if not used, will expire beginning in fiscal 2021. Virtually all of the net operating loss carryforwards arose from employee stock option exercises. As a result, the use of such carryforwards in fiscal 2006 and future years will increase equity and will not reduce our U.S. tax provision for those years. We also had $2.9 million, $0.9 million and $0.4 million in U.S. research and development tax credit, U.S. and U.K. foreign tax credit and U.S. alternative minimum tax credit carryforwards, respectively. If unused, the foreign tax credit carryforwards will expire beginning in fiscal 2006.
      During fiscal 2003 and 2002, we established a valuation allowance against our net deferred tax assets. Although we earned a profit in fiscal 2005 and 2004 and were able to use some previously reserved net operating loss carryforwards, we believe the existence of substantive losses in our U.S. operations in fiscal 2003 and 2002 and the dependency of our international subsidiaries on continuing U.S. operations prevent us from concluding that it is more likely than not that our deferred tax assets will be realized. This is a highly subjective assessment that requires us to evaluate the predictability of future taxable income while considering the significant losses we incurred in fiscal 2003 and 2002. In general, we anticipate reversing valuation allowances associated with deferred tax assets of our U.S. and U.K. operations only when the underlying deferred tax assets are realized or at the time the respective taxable entities’ actual results have demonstrated

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a sustained profitability and their projected results support our ability to realize the deferred tax assets currently being reserved.
      In fiscal 2002, we did not provide a valuation allowance for deferred assets associated with our foreign subsidiaries. In providing such a reserve during fiscal 2003, we recognized tax expense totaling $0.8 million to increase the valuation allowance for net foreign deferred tax assets that existed at February 28, 2002. Also during fiscal 2003, and as further discussed in Note C, we reduced our deferred tax liabilities by $1.4 million in connection with the reclassification of our assembled workforce intangible asset to goodwill. As a result of that transaction, we increased the valuation allowance associated with our U.S. net deferred tax asset by $1.4 million.
      On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we have not reached a decision on whether or not the election will be beneficial to us. The range of possible amounts we are considering for repatriation under the AJCA is between $0 and $13.0 million. The related potential range of income tax expense associated with the repatriation is between $0 and $0.7 million. We expect to complete our evaluation of the effects of the repatriation provision during the third quarter of fiscal 2006.
Note H — Stockholders’ Equity
      We have five plans under which we have issued or may issue options to employees and non-employee members of our Board of Directors: the 1990 Employee Stock Option Plan, the 1990 Non-Employee Option Plan, the 1998 Employee Non-Qualified Plan, the 1999 Non-Qualified Plan and the 2003 Stock Option Plan. As of February 28, 2005, we had reserved 6,808,238 shares of common stock for issuance under these plans, with 6,362,885 shares reserved for stock options outstanding at that date and 445,353 shares reserved for future grants. The Compensation Committee of our Board of Directors controls the granting of options under these plans. Option prices are set at the fair market value per share of stock on the date of grant. Substantially all of the options have a 10-year term. Except for options granted in July 2004, options generally vest ratably over a 3 or 4 year period. Fifty percent of the options granted in July 2004 vested on February 28, 2005, and the remaining fifty percent will vest in July 2007.
      Summarized information about stock options outstanding at February 28, 2005 under the plans described above is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
Exercise Prices	Shares	Exercise Price	in Years

$1.02 - $ 6.97	1,867,949	$3.54	5.63
$7.00 - $ 8.40	1,293,357	$7.15	8.27
$8.55 - $ 9.11	1,652,455	$9.10	9.34
$9.22 - $28.88	1,549,124	$13.04	5.43

$1.02 - $28.88	6,362,885	$8.03	7.08

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized information about stock options exercisable under these plans at February 28, 2005 is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
Exercise Prices	Shares	Exercise Price	in Years

$1.02 - $ 5.00	1,026,796	$3.54	4.63
$5.15 - $ 9.11	1,559,209	$8.01	8.02
$9.22 - $28.88	1,153,121	$13.02	4.00

$1.02 - $28.88	3,739,126	$8.33	5.85

      Activity under the plans during fiscal 2005, 2004 and 2003 is summarized as follows:

		Weighted Average
		Exercise Price
	Shares	per Share

Balance at February 28, 2002	5,306,618	$9.11
Granted	994,750	1.91
Exercised	(18,036)	4.91
Forfeited	(772,326)	9.93

Balance at February 28, 2003	5,511,006	$7.71
Granted	2,271,875	5.90
Exercised	(1,126,134)	7.50
Forfeited	(548,281)	9.53

Balance at February 29, 2004	6,108,466	$6.91
Granted	2,303,310	9.77
Exercised	(1,413,952)	5.86
Forfeited	(634,939)	8.42

Balance at February 28, 2005	6,362,885	$8.03

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      We also had stock option activity under our Employee Stock Purchase Plan during fiscal 2005 and previous years. Under this plan, options were granted to all eligible employees in accordance with a formula prescribed by the plan and were exercised automatically at the end of a one-year payroll deduction period. The option price per share was 85% of the lower of the fair market value on the grant date or the exercise date. The option period consisted of the 12-month period beginning January 1 and ending the following December 31. Our employees exercised all options outstanding under this plan during the fourth quarter of fiscal 2005, and we subsequently terminated the plan. Activity under the plan during the three years ended February 28, 2005 was as follows:

		Weighted Average
		Exercise Price
	Shares	per Share

Balance at February 28, 2002	130,518	$10.29
Granted	498,369	1.84
Exercised	(63,885)	1.62
Forfeited	(66,633)	1.69

Balance at February 28, 2003	498,369	$1.84
Granted	103,808	10.09
Exercised	(444,517)	1.84
Forfeited	(53,852)	1.84

Balance at February 29, 2004	103,808	$10.09
Granted	—	—
Exercised	(90,875)	10.09
Forfeited	(12,933)	10.09

Balance at February 28, 2005	—	—

Preferred Share Purchase Rights
      One Preferred Share Purchase Right is attached to each outstanding share of our common stock. The rights will become exercisable upon the earlier to occur of ten days after the first public announcement that a person or group has acquired beneficial ownership of 20 percent or more of our outstanding common stock, or ten days after a person or group announces a tender offer that would result in beneficial ownership of 20 percent or more of our outstanding common stock. At such time as the rights become exercisable, each right will entitle its holder to purchase one eight-hundredth of a share of Series A Preferred Stock for $37.50, subject to adjustment. If we are acquired in a business combination transaction while the rights are outstanding, each right will entitle its holder to purchase for $37.50 common shares of the acquiring company having a market value of $75. In addition, if a person or group acquires beneficial ownership of 20 percent or more of our outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase, for $37.50, a number of shares of our common stock having a market value of $75. Furthermore, at any time after a person or group acquires beneficial ownership of 20 percent or more (but less than 50 percent) of our outstanding common stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of our common stock on a one-for-one basis. At any time prior to the acquisition of such a 20 percent position, we can redeem each right for $0.00125. The Board of Directors is also authorized to reduce the 20 percent thresholds referred to above to not less than 10 percent if, in its judgment, it is to Intervoice’s benefit to do so. The rights expire in May 2011.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants
      In connection with a sale of convertible notes during fiscal 2003, which notes were subsequently redeemed in full for cash prior to the fiscal 2003 year end, we issued warrants to the buyers. The warrants gave the holders the right to purchase from us an aggregate of 621,304 shares of our common stock for $4.0238 per share. In April 2005, the warrant holders paid us $2.5 million to purchase the full 621,304 shares available under the warrants.

Accumulated Comprehensive Loss
      Changes in accumulated comprehensive loss are as follows (in millions):

	Foreign	FAS 133
	Currency	Derivative
	Translation	Liability
	Adjustments	Adjustments	Total

Balance at February 28, 2002	$(5.7)	$(0.2)	$(5.9)
Foreign currency translation adjustments	2.3	—	2.3
Reclassification of derivative losses into earnings, net of tax effect of $(0.1)	—	0.2	0.2

Balance at February 28, 2003	$(3.4)	$—	$(3.4)
Foreign currency translation adjustments	2.8	—	2.8

Balance at February 29, 2004	$(0.6)	$—	$(0.6)
Foreign currency translation adjustments	0.5	—	0.5

Balance at February 28, 2005	$(0.1)	$—	$(0.1)

Note I — Leases
      Rental expense, net of the effect of special charges discussed in Note J and the early termination of a facility lease recorded during fiscal 2002, was $2.0 million, $1.9 million and $2.5 million in fiscal 2005, 2004 and 2003, respectively. Rental costs in all years generally related to office and manufacturing facility leases. The lease agreements include renewal provisions and require us to pay taxes, insurance and maintenance costs. At February 28, 2005, our commitments for minimum rentals under noncancelable operating leases were as follows (in millions):

Fiscal Year	Amount

2006	$2.5
2007	$1.4
2008	$1.1
2009	$0.8
2010	$0.4
Thereafter	$0.6
Note J — Special Charges

Fiscal 2004
      During fiscal 2004, we incurred severance charges of approximately $1.4 million in connection with a reduction in workforce affecting 56 positions. In addition, we incurred cash and non-cash charges totaling approximately $0.5 million and $0.3 million, respectively, under the terms of a separation agreement with our former Chief Financial Officer who resigned to pursue other opportunities.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for fiscal 2004 (in millions).

			Selling,
	Cost of	Research and	General and
	Goods Sold	Development	Administrative	Total

Severance payments and related benefits	$0.6	$0.2	$0.6	$1.4
Separation settlement	—	—	0.8	0.8

Total	$0.6	$0.2	$1.4	$2.2

      All cash charges related to these special charges have been paid.

Fiscal 2003
      During fiscal 2003, we continued to implement actions designed to lower cost and improve operational efficiency. We also reviewed our intangible assets for evidence of impairment in light of changes in its business and continued softness in the world-wide telecommunications networks markets. (See Note C.)
      The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for fiscal 2003 (in millions).

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

      The severance and related costs recognized during fiscal 2003 related to three separate workforce reductions that affected a total of 273 employees. One of the reductions was associated with the consolidation of our separate Enterprise and Networks divisions into a single, integrated organizational structure. The charge also included costs associated with the resignation of the Networks division president during the first quarter of fiscal 2003. Costs related to facilities closures included $0.4 million for the closure of our leased facility in Chicago, Illinois and $0.3 million associated with the closure of a portion of our leased facilities in Manchester, United Kingdom. The downsizing of the leased space in Manchester followed from our decision to consolidate virtually all of our manufacturing operations into our Dallas, Texas facilities. The inventory adjustments reflected our continued assessment of our inventory levels in light of sales projections, the decision to eliminate the U.K. manufacturing operation and the consolidation of the business units. The charges for loss contracts reflected the costs incurred on two contracts expected to result in net losses upon completion. The loss on early extinguishment of debt included $1.4 million in non-cash charges to write-off unamortized debt discount and unamortized debt issue costs and $0.5 million in prepayment premiums. All cash charges related to these special charges have been paid.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note K — Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended February 28/29

	2005	2004	2003

	(In millions, except
	per share data)
Numerator:
Income (loss) before the cumulative effect of a change in accounting principle	$22.5	$11.3	$(50.6)
Cumulative effect on prior years of a change in accounting principle	—	—	(15.8)

Net income (loss)	$22.5	$11.3	$(66.4)

Denominator:
Denominator for basic earnings per share	36.2	34.4	34.0
Effect of dilutive securities-employee stock options	1.9	1.0	—
-outstanding warrants	0.4	0.3	—

Denominator for diluted earnings per share	38.5	35.7	34.0

Basic earnings per share:
Income (loss) before the cumulative effect of a change in accounting principle	$0.62	$0.33	$(1.49)
Cumulative effect on prior years of a change in accounting principle	—	—	(0.46)

Net income (loss)	$0.62	$0.33	$(1.95)

Diluted earnings per share:
Income (loss) before the cumulative effect of a change in accounting principle	$0.59	$0.32	$(1.49)
Cumulative effect on prior years of a change in accounting principle	—	—	(0.46)

Net income (loss)	$0.59	$0.32	$(1.95)

      Options to purchase 1,109,000, 1,554,060, and 6,009,375 shares of common stock at average exercise prices of $14.19, $12.25 and $7.23, respectively, were outstanding at February 28, 2005, February 29, 2004 and February 28, 2003, respectively, but were not included in the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive to the calculations. For fiscal 2005 and 2004, the options would be anti-dilutive because the options’ exercise prices were greater than the average price of the our shares for the year. For fiscal 2003, the options would be anti-dilutive because of the loss for the year.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note L — Operating Segment Information and Major Customers
      We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes Voice Automation/ IVR solutions, network portal solutions, messaging solutions, payment solutions, maintenance and related services, and managed services provided for customers on an outsourced or managed service provider basis. In fiscal 2003 and prior years, we grouped sales made to network market customers in a single “Network solutions” category. Beginning in fiscal 2004, we determined that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. We are not able to provide the fiscal 2003 breakdown of Network solution sales into portal, messaging and payment systems components. Our net sales by product line for fiscal 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003

Voice Automation/ IVR solution sales	$68.1	$52.5	$52.4
Network portal solution sales	5.9	1.7	—
Messaging solution sales	10.4	10.8	—
Payment solution sales	16.1	18.6	—
Network solution sales	—	—	32.3

Total solution sales	100.5	83.6	84.7

Maintenance and related services revenues	59.4	57.0	49.7
Managed services revenues	23.4	24.7	21.8

Total recurring services revenues	82.8	81.7	71.5

Total sales	$183.3	$165.3	$156.2

Geographic Operations
      We assign revenues to geographic locations based on locations of customers. Our net sales by geographic area for fiscal years 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003

North America	$107.8	$97.7	$91.5
Europe	40.9	32.4	39.5
Middle East and Africa	21.3	25.2	16.2
Central and South America	6.8	7.5	6.1
Pacific Rim	6.5	2.5	2.9

Total	$183.3	$165.3	$156.2

      Our fixed assets by geographic location are as follows (in millions):

	2005	2004

United States	$20.4	$18.8
United Kingdom	1.4	1.4

	$21.8	$20.2

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Revenue
      We have historically made significant sales of solutions, customer services and managed services to O2. Such combined sales accounted for 10% of our total sales during fiscal 2005 and 2004 and 11% of our total sales during fiscal 2003. There were no other customers accounting for 10% or more of our sales during such periods.
Note M — Concentrations of Credit Risk
      We sell systems directly to end-users and distributors primarily in the banking and financial, telecommunications, human resource, and healthcare markets. Customers are dispersed across different geographic areas, primarily North America, Europe, the Middle East and Africa. We extend credit based on an evaluation of a customer’s financial condition, and we generally require a deposit. We have made a provision for credit losses in these financial statements.
Note N — Employee Benefit Plan
      We sponsor an employee savings plan in the United States which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed one month of service are eligible to participate in the plan. We match 50% of employee contributions up to 6% of the employee’s eligible compensation. We also sponsor a plan in the U.K. where our contribution is based on the employee’s age and ranges from 5% to 9% of the employee’s base salary. Company contributions under all plans totaled $1.8 million, $1.6 million and $1.7 million in fiscal 2005, 2004 and 2003, respectively.
Note O — Contingencies

Intellectual Property Matters
      We provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owners’ intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review and opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted works will sue us. Although no such litigation is currently pending against us, owners of patents and/or copyrighted works have previously sued us alleging infringement of their intellectual property rights. We currently have a portfolio of 72 patents, and we have applied for and will continue to apply for and receive a number of additional patents to reflect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.
      From time to time Ronald A. Katz Technology Licensing L.P. (“RAKTL”) has sent letters to certain of our customers suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party’s DNIS identification number. As a result of the correspondence, many of Intervoice’s customers have had discussions, or are in discussions, with RAKTL.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We offer certain products that can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. Our contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by Intervoice infringe a third party’s patent. None of our customers have notified us that RAKTL has claimed that any product provided by Intervoice infringes any claims of any RAKTL patent. Accordingly, we have not been required to defend any customers against a claim of infringement under a RAKTL patent. We have, however, received letters from customers notifying us of the efforts by RAKTL to license its patent portfolio and reminding us of our potential obligations under the indemnification provisions of our agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to us the defense of our products under contractual indemnity provisions. We have informed these customers that while we fully intend to honor any contractual indemnity provisions, we do not believe we currently have any obligation to provide such a defense because RAKTL does not appear to have made a claim that an Intervoice product infringes a patent. Some of these customers have disagreed with us and believe that the correspondence from RAKTL can be construed as claims against Intervoice products.
      Some of our customers have licensed certain rights under the RAKTL patent portfolio. One such customer who attempted to tender the defense of its products to us informed us that the customer had entered into an agreement to license certain rights under the RAKTL patents and demanded we indemnify the customer for unspecified amounts, including attorney’s fees, paid in connection with the license agreement. We notified the customer over 11 months ago that we believe we do not have any indemnity obligation in connection with the license agreement. We have received no further response from the customer.
      Even though no claims have been made that a specific product offered by Intervoice infringes any claim under the RAKTL patent portfolio, we have received opinions from our outside patent counsel that certain products and applications we offer do not infringe certain claims of the RAKTL patents. We have also received opinions from our outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, we are not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by our products. If we do become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, we intend to vigorously contest the claims and to assert appropriate defenses.
      We have received letters from Webley Systems (Webley), a division of Parus Holdings, Inc. (Parus), and their counsel alleging that certain Webley patents cover one or more of our products and services. In the letters, Parus offers a license to the Webley patents. As a result of the correspondence, we are in discussions with Parus. Based on reviews by outside counsel, we are not aware of any valid and enforceable claims under the Webley patents that are infringed by our products or services.

Pending Litigation
      David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al.; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:
      Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5 against us as well as certain named current and former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that we and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite and the

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.
      We believe that we and our officers complied with our obligations under the securities laws, and we have vigorously defended the lawsuit. We responded to this complaint by filing a motion to dismiss the complaint in the consolidated proceeding. We asserted that the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On this basis, we requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety. Plaintiffs responded to our request for dismissal. On August 8, 2002, the Court entered an order granting our motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.
      Plaintiffs filed an amended complaint which the Court dismissed on September 15, 2003. Plaintiffs appealed the District Court decision to the Fifth Circuit Court of Appeals. On January 12, 2005, the Fifth Circuit Court of Appeals issued an opinion in which it affirmed, in part, the District Court’s order of dismissal. The Court of Appeals’ opinion also reverses a limited number of issues in the District Court’s proceedings. On February 25, 2005, Intervoice filed a motion for rehearing with the Fifth Circuit Court of Appeals requesting the Court to modify its opinion. On May 12, 2005, the Fifth Circuit Court of Appeals denied our petition for rehearing but modified its opinion to clarify the Court’s decision. The case has been remanded to the District Court for further proceedings consistent with the Fifth Circuit’s opinion. We continue to believe that we and our officers and directors complied with the securities laws and will continue to vigorously defend the portions of the case that have been remanded to the District Court.

Audit Committee Investigation
      In December 2004, our Audit Committee completed an investigation it had begun in August 2004 of certain transactions occurring during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee has reported the results of the investigation to, and we are cooperating with, the SEC. We are currently providing documents to the SEC in response to a subpoena requesting information about the transactions that were the subject of the investigation. Our Audit Committee and its counsel are actively monitoring our response to the SEC, and they have been conducting a review of certain documents provided to the SEC which we located after the Committee’s original investigation. Intervoice is also honoring our pre-existing obligation to indemnify two former officers of Intervoice who received subpoenas from the SEC in connection with the investigation.
      The Audit Committee investigation found that we accounted for certain transactions incorrectly during our fiscal years 2000 through 2002. The Audit Committee investigation concluded that a $900,000 payment made by Intervoice to a publicly held supplier purportedly for certain prepaid licenses was linked to an agreement to amend a 1997 warrant issued to us by the supplier to permit our cashless exercise of the warrant. As a result, we believe that the $900,000 payment should have been recorded as a reduction in the $21.4 million gain we recognized on the sale of the shares underlying the warrant during the fourth quarter of fiscal 2001 and should not have been recorded as prepaid license inventory. Our payment to the supplier may have rendered unavailable a nonexclusive registration exemption for the sale of the shares underlying the warrant. The Audit Committee investigation also found that we intentionally provided the same supplier false or misleading documents for such supplier to use to support such supplier’s improper recognition of revenue in calendar 2001.
      In addition, the Audit Committee investigation and review found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. Separately, the Audit Committee further determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
      Intervoice’s management concluded, with the concurrence of the Audit Committee and our external auditors, that restatement of our prior period financial statements to adjust for the findings of the Audit Committee investigation and review is not necessary. In reaching this conclusion, we considered the impact of the incorrect accounting on each of the periods affected, the ages of the affected financial statements and the lack of any material changes in prior period trends as a result of the incorrect accounting. In addition, we noted that since the date of the most recent transaction reviewed in the investigation, we have restructured our business, made significant management changes, consolidated our physical operations, significantly reduced our fixed operating costs and refinanced and repaid all of our major debt obligations. We cannot predict whether we may have future losses relating to the matters investigated by the Audit Committee as a result of future claims, if any, including any claims by the government.

Other Matters
      We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of the lawsuit and other matters described above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to our financial position or results of operations.
      We are a party to many routine contracts in which we provide general indemnities and warranties in the normal course of business to third parties for various risks. These indemnities and warranties are discussed in the following paragraphs. Except in specific circumstances where we have determined that the likelihood of loss is probable and the amount of the loss quantifiable, we have not recorded a liability for any of these indemnities. In general, we are not able to estimate the potential amount of any liability relating to these indemnities and warranties.
      Many of our contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.
      Our contracts with our customers generally contain qualified indemnifications against third party claims relating to the infringement of intellectual property as described in “Intellectual Property Matters” above.
      Our contracts with our customers also generally contain warranties and, in some cases, general indemnifications against other unspecified third party and general liability claims. We have liability insurance protecting us against certain obligations, primarily certain claims related to property damage, that result from these indemnities.
      We are obligated under letters of credit totaling approximately $0.6 million issued by a bank to guarantee our performance under a long-term international managed services contract and related proposals. These letters of credit expire during calendar 2005.
      We have employment agreements with two executive officers. One of these agreements requires us to make termination payments to the officer of one and one-half time the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with such agreement were terminated for one of the preceding reasons during fiscal 2006, the cost to us would range from $0.6 million to $1.7 million. The second employment agreement requires that in the event the officer’s services are terminated without cause, we either must make termination payments to the officer of one times the officer’s annual base compensation and accelerate vesting on 33,333 shares of our common stock covered by a stock option or make termination payments to the officer of two times the officer’s annual base compensation. If the officer covered by this agreement were terminated during fiscal 2006, we would be required to make payments ranging from $0.3 million to $0.5 million.
      Under the terms of our Articles of Incorporation, we indemnify our directors, officers, employees or agents or any other person serving at our request as a director, officer, employee or agent of another corporation in connection with a derivative suit if he or she (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation. We will not provide indemnification, however, for any claim as to which the person was adjudged liable for negligence or misconduct unless the court determines that under the circumstances the person is fairly and reasonably entitled to indemnification. We provide the same category of persons with indemnification in a non-derivative suit only if such person (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reason to believe his or her conduct was unlawful. Under the terms of our Bylaws, we also indemnify our current and former officers and directors to the fullest extent permitted or required under Article 2.02-1 of the Texas Business Corporation Act.
      In connection with certain lawsuits filed against us and certain of our present and former officers and directors (see “Pending Litigation” above), we have agreed to pay in advance any expenses, including attorneys’ fees, incurred by such present and former officers and directors in defending such litigation, in accordance with Article 2.02-1 of the Texas Business Corporation Act and the Company’s Articles of Incorporation and Bylaws. Each of these parties has provided us with a written undertaking to repay us the expenses advanced if the person is ultimately not entitled to indemnification.
      We have a qualified obligation to indemnify two former officers in connection with activities resulting from the Audit Committee investigation and related SEC inquiries described in “Audit Committee Investigation” above.
      Texas corporations are authorized to obtain insurance to protect officers and directors from certain liabilities, including liabilities against which the corporation cannot indemnify its officers and directors. We have obtained liability insurance for our officers and directors as permitted by Article 2.02-1 of the Texas Business Corporation Act. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

SCHEDULE II
INTERVOICE, INC.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E

		Additions
		(Recoveries)
	Balance at	Charged to				Balance at
	Beginning	Cost and				End of
Description	of Period	Expenses		Deductions		Period

	(In millions)
Year Ended February 28, 2005:
Allowance for doubtful accounts	$0.9	$0.3		$(0.4	)(A)	$0.8
Year Ended February 29, 2004:
Allowance for doubtful accounts	$2.5	$0.3		$(1.9	)(A)	$0.9
Year Ended February 28, 2003:
Allowance for doubtful accounts	$3.5	$(0.7	)(B)	$(0.3	)(A)	$2.5

(A)	Accounts written off.

(B)	Recovery of accounts written off in a preceding year, net of current period account charges.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2005. Based on that review and evaluation, which included inquiries made to certain other employees, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
      Management’s Report on Internal Control over Financial Reporting. The management of Intervoice is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, we believe that, as of February 28, 2005, our internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of February 28, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears below.
      Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      On May 12, 2005, we entered into an employment agreement with our President and Chief Executive Officer. The agreement is for an initial term of 27 months commencing on December 1, 2004 and provides for an annual base salary of $395,000 and for participation in any Intervoice incentive bonus program in effect during the term of the agreement. The agreement requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. This agreement is filed as Exhibit 10.32 to this Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Shareholders and Board of Directors
Intervoice, Inc
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Intervoice, Inc and subsidiaries maintained effective internal control over financial reporting as of February 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intervoice, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Intervoice, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intervoice, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intervoice, Inc and subsidiaries as of February 28, 2005 and February 29, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2005. Our report dated May 13, 2005 expressed an unqualified opinion thereon.
Dallas, Texas
May 13, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is included as Exhibit 14 to this Annual Report on Form 10-K. The additional information required by this item will be contained in the sections entitled “Election of Directors” and “Executive Officers” in our Definitive Proxy Statement, involving the election of directors, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

INTERVOICE, INC.

By:	/s/ ROBERT E. RITCHEY

Robert E. Ritchey
President
and Chief Executive Officer
Dated: May 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. RITCHEY Robert E. Ritchey	President and Chief Executive Officer and Director	May 16, 2005

/s/ CRAIG E. HOLMES Craig E. Holmes	Executive Vice President and Chief Financial Officer	May 16, 2005

/s/ MARK C. FALKENBERG Mark C. Falkenberg	Chief Accounting Officer	May 16, 2005

/s/ GERALD F. MONTRY Gerald F. Montry	Chairman of the Board	May 16, 2005

/s/ SAJ-NICOLE A. JONI Saj-nicole A. Joni	Director	May 16, 2005

/s/ JOSEPH J. PIETROPAOLO Joseph J. Pietropaolo	Director	May 16, 2005

/s/ GEORGE C. PLATT George C. Platt	Director	May 16, 2005

/s/ DONALD B. REED Donald B. Reed	Director	May 16, 2005

/s/ JACK P. REILY Jack P. Reily	Director	May 16, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation, as amended, of Registrant.(1)

3.2	Amendment to Articles of Incorporation of Registrant.(7)

3.3	Amendment to Articles of Incorporation of Registrant.(15)

3.4	Third Restated Bylaws of Registrant.(21)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent.(3)

4.2	Securities Purchase Agreement, dated as of May 29, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”).(13)

4.3	Form of Convertible Note, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement.(13)

4.4	Form of Warrant, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement.(13)

4.5	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement.(13)

4.6	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC, as Rights Agent.(13)

10.1	The InterVoice, Inc. 1990 Incentive Stock Option Plan, as Amended.(5)

10.2	The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for Non-Employees, as amended.(2)

10.3	InterVoice, Inc. Restricted Stock Plan.(4)

10.4	Employment Agreement dated as of September 16, 1998 between the Company and Rob-Roy J. Graham.(6)

10.5	InterVoice, Inc. 1998 Stock Option Plan.(6)

10.6	Acquisition Agreement and Plan of Merger dated as of April 27, 1999, by and among the Company, InterVoice Acquisition Subsidiary III, Inc. (“Acquisition Subsidiary”) and Brite Voice Systems, Inc.(9)

10.7	Patent License Agreement between Lucent Technologies GRL Corp. and InterVoice Limited Partnership, effective as of October 1, 1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment.(7)

10.8	Intervoice, Inc. 1999 Stock Option Plan.(10)

10.9	Promissory Note, dated May 29, 2002, executed by the Registrant in favor of Beal Bank, S.S.B.(13)

10.10	Deed of Trust, Security Agreement, and Assignment of Leases and Rents dated May 29, 2002, executed by the Registrant for its benefit of Beal Bank, S.S.B.(13)

10.11	First Amendment to Employment Agreement effective as of July 1, 2000, between the Company and Rob-Roy J. Graham.(8)

10.12	First Amendment to Credit Agreement effective as of January 15, 2001, between the Company, Agent and the Lenders.(11)

10.13	Consent and Second Amendment to Credit Agreement effective as of February 28, 2001, between the Company, Agent and the Lenders.(11)

10.14	Second Amendment to Employment Agreement dated as of October 31, 2001, between the Company and Rob-Roy J. Graham.(12)

10.15	Second Amended Employment Agreement dated as of February 18, 2002, between the Company and David W. Brandenburg.(14)

10.16	Modification Agreement dated as of September 30, 2002, by and between the Company and Beal Bank S.S.B., modifying a deed of trust.(15)

10.17	Second Modification Agreement dated as of February 27, 2003 by and between the Company and Beal Bank S.S.B., modifying a deed of trust.(16)

Exhibit
Number	Description

10.18	Employment Agreement dated as of October 23, 2002, between the Company and Robert E. Ritchey.(16)

10.19	Separation Agreement with Rob-Roy J. Graham dated June 25, 2003.(17)

10.20	Intervoice, Inc. Employee Stock Purchase Plan, as amended and restated effective June 24, 2003.(18)

10.21	Intervoice, Inc. 2003 Stock Option Plan.(18)

10.22	Employment Agreement with Craig E. Holmes effective August 27, 2003.(18)

10.23	Credit and Security Agreement dated as of January 26, 2004, between the Company and Wells Fargo Bank, N.A.(19)

10.24	Amended and Restated Credit Agreement dated as of June 3, 2004, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”).(21)

10.25	First Amendment to Credit Agreement dated as of August 17, 2004, between Registrant and Wells Fargo.(22)

10.26	Fiscal Year 2005 Transition Year Incentive Plan Summary.(22)

10.27	Intervoice, Inc. 2003 Stock Option Plan.(22)

10.28	Letter Agreement dated November 18, 2004 between Registrant and David W. Brandenburg.(24)

10.29	Summary of Fiscal Year 2005 Second Half Incentive Plan.(23)

10.30	Summary of Fiscal Year 2006 Annual Incentive Compensation Plan.(25)

10.31	Summary of Fiscal Year 2006 Non-Employee Director Cash Compensation.(26)

10.32	Employment Agreement effective December 1, 2004 between Registrant and Robert E. Ritchey.(27)

14	Code of Ethics.(20)

21	Subsidiaries.(27)

23	Consent of Independent Auditors.(27)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).(27)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).(27)

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.(27)*

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.(27)*

99.1	Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4, as amended (incorporated by reference to page 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4/ A (Amendment No. One) filed by the Company on July 13, 1999).(7)

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on April 6, 1994, with respect to the Company’s 1990 Nonqualified Stock Option Plan for Non-Employees, Registration Number 33-77590.

(3)	Incorporated by reference to exhibits to Form 8-A/ A (Amendment 3) filed with the SEC on May 9, 2001.

(4)	Incorporated by reference to exhibits to the Company’s 1996 Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the SEC on May 29, 1996.

(5)	Incorporated by reference to the Company’s 1997 Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the SEC on May 29, 1997.

(6)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, filed with the SEC on October 14, 1998.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2000, filed with the SEC on October 16, 2000.

(9)	Incorporated by reference to Exhibit 99(b)(1) of the Schedule 14-D1 filed by Brite Voice systems, Inc. and Intervoice Acquisition Subsidiary III, Inc. on May 3, 1999.

(10)	Incorporated by reference to Registration Statement on Form S-8 filed with the SEC on October 15, 1999, Registration Number 333-89127.

(11)	Incorporated by reference to exhibits to the Company’s 2001 Annual Report on form 10-K for the fiscal year ended February 28, 2001, filed with the SEC on May 18, 2001.

(12)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, filed with the SEC on January 11, 2002.

(13)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(14)	Incorporated by reference to exhibits to the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended February 28, 2002, filed with the SEC on May 30, 2002.

(15)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(16)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, filed with the SEC on May 29, 2003.

(17)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, filed with the SEC on July 15, 2003.

(18)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2003, filed with the SEC on October 14, 2003.

(19)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2004.

(20)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, filed with the SEC on May 14, 2004.

(21)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2004.

(22)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(23)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2004.

(24)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004, filed with the SEC on January 10, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.

(27)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.