Form 10-Q
period 2005-05-31
INTERVOICE INC
filed 2005-07-08
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
May 31, 2005

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

The Registrant had 38,087,680 shares of common stock, no par value per share, outstanding as of June 22, 2005.

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 Controls and Procedures
PART II. OTHER INFORMATION
Item 1 Legal Proceedings
Item 6 Exhibits
SIGNATURES
Extension of Health Care Coverage to Non-Employee Directors
Salary Increase for Executive Officers
Certification of CEO
Certification of CFO
Certification of CEO
Certification of CFO

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
	May 31, 2005	February 28, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$61,416	$60,242
Trade accounts receivable, net of allowance for doubtful accounts of $1,008 in fiscal 2006 and $799 in fiscal 2005	30,781	32,605
Inventory	8,290	7,642
Prepaid expenses and other current assets	4,134	4,339

	104,621	104,828

Property and Equipment
Land and buildings	16,915	16,932
Computer equipment and software	49,011	46,514
Furniture, fixtures and other	3,226	3,345
Service equipment	9,160	9,267

	78,312	76,058
Less allowance for depreciation	54,809	54,303

	23,503	21,755
Other Assets
Intangible assets, net of accumulated amortization of $16,161 in fiscal 2006 and $15,840 in fiscal 2005	4,686	4,707
Goodwill	3,401	3,401
Other assets	168	168

	$136,379	$134,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,777	$11,485
Accrued expenses	8,689	13,745
Customer deposits	7,461	6,871
Deferred income	26,813	24,448
Current portion of long-term borrowings	—	400
Income taxes payable	4,404	4,129

	57,144	61,078
Long-Term Borrowings	—	1,333

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 38,076,411 issued and outstanding in fiscal 2006 and 37,196,216 issued and outstanding in fiscal 2005	19	19
Additional capital	89,414	85,421
Accumulated deficit	(9,012)	(12,931)
Accumulated other comprehensive loss	(1,186)	(61)

Stockholders’ equity	79,235	72,448

	$136,379	$134,859

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended
	May 31, 2005	May 31, 2004
Sales
Solutions	$21,370	$21,145
Recurring services	21,893	20,771

	43,263	41,916

Cost of goods sold
Solutions	12,804	11,980
Recurring services	6,112	7,081

	18,916	19,061

Gross margin
Solutions	8,566	9,165
Recurring services	15,781	13,690

	24,347	22,855

Research and development expenses	4,195	3,743
Selling, general and administrative expenses	15,433	14,152
Amortization of acquisition related intangible assets	252	705

Income from operations	4,467	4,255

Other income (expense)	623	367
Interest expense	(25)	(274)

Income before taxes	5,065	4,348
Income taxes	1,146	1,171

Net income	$3,919	$3,177

Net income per share — basic	$0.10	$0.09

Shares used in basic per share computation	37,530	35,847

Net income per share — diluted	$0.10	$0.08

Shares used in diluted per share computation	39,103	38,484

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended
	May 31, 2005	May 31, 2004
Operating activities
Net income	$3,919	$3,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,722	2,284
Other changes in operating activities	(2,669)	(836)

Net cash provided by operating activities	2,972	4,625

Investing activities
Purchases of property and equipment	(3,132)	(933)
Other	(300)	—

Net cash used in investing activities	(3,432)	(933)

Financing activities
Paydown of debt	(1,733)	(500)
Premium on early extinguishment of debt	—	(5)
Exercise of stock options	1,493	1,583
Exercise of warrants	2,500	—

Net cash provided by financing activities	2,260	1,078

Effect of exchange rates on cash	(626)	(141)

Increase in cash and cash equivalents	1,174	4,629

Cash and cash equivalents, beginning of period	60,242	40,859

Cash and cash equivalents, end of period	$61,416	$45,488

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at February 28, 2005	37,196,216	$19	$85,421	$(12,931)	$(61)	$72,448

Net income	—	—	—	3,919	—	3,919

Foreign currency translation adjustment	—	—	—	—	(1,125)	(1,125)

Comprehensive income						2,794

Exercise of stock options	258,891	—	1,493	—	—	1,493

Exercise of warrants	621,304	—	2,500	—	—	2,500

Balance at May 31, 2005	38,076,411	$19	$89,414	$(9,012)	$(1,186)	$79,235

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2005

Note A — Basis of Presentation

     We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2005 has been derived from audited financial statements at that date. We believe we have included all adjustments necessary for a fair presentation of the unaudited May 31, 2005 and 2004 consolidated financial statements. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with our audited financial statements and related notes for the three years ended February 28, 2005 included in our Annual Report on Form 10-K. Our Annual Report is available on our website at www.intervoice.com. Our operating results for the three-month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for our fiscal year ending February 28, 2006, as our results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of our sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on our operations.

     Our consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Our total comprehensive income for the first quarter of fiscal 2006 and 2005 was $2.8 million and $2.9 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.

Note B — Inventory

     Our inventory consists of the following (in thousands):

	May 31, 2005	February 28, 2005
Purchased parts	$3,778	$3,815
Work in progress	4,512	3,827

	$8,290	$7,642

Note C – Long-Term Borrowings

     At May 31, 2005 and February 28, 2005 our long-term debt was comprised of the following (in thousands):

	May 31, 2005	February 28, 2005
Term loan, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.50% or the London Inter-Bank Offering Rate plus 2.25%, principal repaid in full during March 2005	$—	$1,733
Less: current portion	—	400

Long-term debt, net of current portion	$—	$1,333

     We have a $5.5 million revolving line of credit agreement with a bank. The credit agreement contains terms, conditions and representations that are generally customary for asset-based credit facilities including requirements that we comply with certain financial and operating covenants. As of May 31, 2005, we were in compliance with all such covenants. Any borrowings under the credit agreement would be secured by first liens on our accounts receivable, general intangibles, equipment, inventory and the real property and fixtures comprising our Dallas headquarters. We may borrow, partially or wholly repay our outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed $5.5 million. We had no amounts drawn under this line at May 31, 2005. The revolving line of credit agreement expires on January 31, 2007.

Note D – Income Taxes

     We provided income taxes for the three months ended May 31, 2005 and 2004 based on estimated annual effective rates for fiscal 2006 and fiscal 2005 of 26% and 27%, respectively. These rates differ from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the U.S. from the use of previously reserved deferred tax assets and from the effect of non-U.S. tax rates. The tax provision for the quarter ended May 31, 2005 was also reduced by $0.2 million as a result of the favorable settlement of certain foreign tax issues.

     On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we have not reached a decision on whether or not the election will be beneficial to us. The range of possible amounts we are considering for repatriation under the AJCA is from $0 to $13.0 million. The related potential range of income tax expense associated with the repatriation is from $0 to $0.7 million. We expect to complete our evaluation of the effects of the repatriation provision during the third quarter of fiscal 2006.

Note E — Earnings Per Share

	Three Months Ended May 31
(in thousands, except per share data)	2005	2004
Numerator:

Net income	$3,919	$3,177

Denominator:

Denominator for basic earnings per share	37,530	35,847

Dilutive potential common shares:
Employee stock options	1,344	2,191
Warrants	229	446

Denominator for diluted earnings per share	39,103	38,484

Net income per share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.08

     Options to purchase 1,194,667 and 753,000 shares of common stock at average exercise prices of $13.95 and $14.90 per share were outstanding at May 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercises prices were greater than the average market price of our common shares during the applicable period and, therefore, the effect would have been anti-dilutive.

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

     Because we have elected this treatment, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148) require disclosure of pro forma information which provides the effects on net income and net income per share as if we had accounted for our employee stock awards under the fair value method prescribed by SFAS No. 123. The Financial Accounting Standards Board has issued a revision to SFAS No. 123 (SFAS No. 123R) that requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options and other equity awards based on the grant date fair value of the equity instrument. This change in accounting for stock options will become effective for our fiscal year beginning March 1, 2006. We are still assessing the transition method we will use to implement SFAS No. 123R as well as the impact of the new statement on our Consolidated Statements of Operations.

     The following table illustrates the effect on net income and net income per share amounts for the three months ended May 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended May 31
	2005	2004
Net income, as reported	$3,919	$3,177
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,233)	(914)

Pro forma net income	$2,686	$2,263

Net income per share:
Basic – as reported	$0.10	$0.09
Basic – pro forma	$0.07	$0.06
Diluted – as reported	$0.10	$0.08
Diluted – pro forma	$0.07	$0.06

Note F — Operating Segment Information and Major Customers

     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, network portal solutions, messaging solutions, payment solutions, maintenance and support services, and managed services provided for customers on an outsourced or managed service provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three months ended May 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended May 31
	2005	2004
Voice automation/IVR solution sales	$10,708	$14,978
Network portal solution sales	3,484	608
Messaging solution sales	4,848	2,405
Payment solution sales	2,330	3,154

Total solution sales	21,370	21,145

Maintenance and support services revenues	15,435	15,215
Managed service revenues	6,458	5,556

Total recurring services revenues	21,893	20,771

Total sales	$43,263	$41,916

     Geographic Operations

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three-month periods ended May 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended May 31
	2005	2004
North America	$23,080	$25,336
Europe	10,880	8,647
Middle East and Africa	7,055	5,990
Central and South America	1,351	1,104
Pacific Rim	897	839

Total	$43,263	$41,916

     Concentration of Revenue

     One customer, O2, accounted for approximately 10% of our revenue for the quarter ended May 31, 2005. No customer accounted for 10% or more of our revenue for the quarter ended May 31, 2004.

Note G – Contingencies

     Intellectual Property Matters

          We provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owners’ intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review and opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted works will sue us. Although no such litigation is currently pending against us, owners of patents and/or copyrighted works have previously sued us alleging infringement of their intellectual property rights. We currently have a portfolio of 73 patents, and we have applied for and will continue to apply for and receive a number of additional patents to reflect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.

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

          Some of our customers have licensed certain rights under the RAKTL patent portfolio. One such customer who attempted to tender the defense of its products to us informed us that the customer had entered into an agreement to license certain rights under the RAKTL patents and demanded we indemnify the customer for unspecified amounts, including attorney’s fees, paid in connection with the license agreement. We notified the customer over a year ago that we believe we do not have any indemnity obligation in connection with the license agreement. We have received no further response from the customer.

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

          We have received letters from Webley Systems (Webley), a division of Parus Holdings, Inc. (Parus), and their counsel alleging that certain Webley patents cover one or more of our products and services. In the letters, Parus offers a license to the Webley patents. As a result of the correspondence, we conducted discussions with Parus. Based on reviews by outside counsel, we are not aware of any valid and enforceable claims under the Webley patents that are infringed by our products or services.

     Pending Litigation

          David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al. ; No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:

          Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 against us as well as certain named current and former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that we and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite Voice Systems, Inc. and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

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

          Plaintiffs filed an amended complaint which the Court dismissed on September 15, 2003. Plaintiffs appealed the District Court decision to the Fifth Circuit Court of Appeals. On January 12, 2005, the Fifth Circuit Court of Appeals issued an opinion in which it affirmed, in part, the District Court’s order of dismissal. The Court of Appeals’ opinion also reversed a limited number of issues in the District Court’s proceedings. On February 25, 2005, Intervoice filed a motion for rehearing with the Fifth Circuit Court of Appeals requesting the Court to modify its opinion. On May 12, 2005, the Fifth Circuit Court of Appeals denied our petition for rehearing but modified its opinion to clarify the Court’s decision. The case has been remanded to the District Court for further proceedings consistent with the Fifth Circuit’s opinion. We believe that we and our officers and directors complied with the securities laws and will continue to vigorously defend the portions of the case that have been remanded to the District Court.

     Shareholder Demand Letter

          We recently received a letter written on behalf of one of our shareholders alleging that certain current and former officers and directors breached their fiduciary duties to Intervoice, and demanding that we commence an action against such persons under Texas state law to recover damages and bonuses and equity compensation paid to them. The alleged breaches of fiduciary duties purportedly occurred during the fiscal year ended February 29, 2000, and appear to be based on claims asserted in the class action lawsuit discussed above. The shareholder has threatened to commence a shareholder’s derivative action on behalf of Intervoice if our Board of Directors does not commence an action based on the shareholder’s allegations. We are evaluating alternative courses of action to take with respect to the allegations.

     Audit Committee Investigation

          In December 2004, our Audit Committee completed an investigation it had begun in August 2004 of certain transactions occurring during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee has reported the results of the investigation to, and we are cooperating with, the SEC. We are currently providing documents to the SEC in response to a subpoena requesting information about the transactions that were the subject of the investigation, and two of our employees, who are not officers, have received subpoenas to produce documents and provide testimony to the SEC. Our Audit Committee and its counsel are actively monitoring our response to the SEC, and they have been conducting a review of certain documents and information provided to the SEC which we located after the Committee’s original investigation. Intervoice is also honoring our pre-existing obligation to indemnify two former officers of Intervoice who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation.

          The Audit Committee investigation found that we accounted for certain transactions incorrectly during our fiscal years 2000 through 2002. The Audit Committee investigation concluded that a $900,000 payment made by Intervoice to a publicly held supplier purportedly for certain prepaid licenses was linked to an agreement to amend a 1997 warrant issued to us by the supplier to permit our cashless exercise of the warrant. As a result, we believe that the $900,000 payment should have been recorded as a reduction in the $21.4 million gain we recognized on the sale of the shares underlying the warrant during the fourth quarter of fiscal 2001 and should not have been recorded as prepaid license inventory. Our payment to the supplier may have rendered unavailable a nonexclusive registration exemption for the sale of the shares underlying the warrant. The Audit Committee investigation also found that Intervoice intentionally provided the same supplier false or misleading documents for such supplier to use to support such supplier’s improper recognition of revenue in calendar 2001.

          The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that Intervoice improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. In addition, as a result of work performed in responding to the SEC subpoena, the Committee has concluded that Intervoice improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. Separately, the Audit Committee further determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.

          Intervoice’s management concluded, with the concurrence of the Audit Committee and our external auditors, that restatement of our prior annual financial statements to adjust for the findings of the Audit Committee investigation and review is not necessary. In reaching this conclusion, we considered the impact of the incorrect accounting on each of the periods affected, the ages of the affected financial statements and the lack of any material changes in prior period trends as a result of the incorrect accounting. In addition, we noted

that since the date of the most recent transaction reviewed in the investigation, we have restructured our business, made significant management changes, consolidated our physical operations, significantly reduced our fixed operating costs and refinanced and repaid all of our major debt obligations. We cannot predict whether we may have future losses relating to the matters investigated by the Audit Committee as a result of future claims, if any, including any claims by the government.

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

          We are obligated under letters of credit totaling approximately $0.9 million issued by a bank to guarantee our performance under a long-term international managed services contract and related proposals. These letters of credit expire during fiscal 2006.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Disclosures To Qualify Forward Looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:

•	We are prone to quarterly sales fluctuations. The sales value of an individual order for our solutions and services can range from a few thousand dollars to several million dollars depending on the complexity of our customer’s business need and the size of its operations. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are often unevenly distributed throughout the fiscal year. In addition, some of our sales transactions are completed in the same fiscal quarter as ordered. Our accuracy in estimating future sales is largely dependent on our ability to successfully qualify, estimate and close solution sales from our pipeline of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. The accuracy of our estimate of future sales is also dependent on our ability to accurately estimate the amount of revenue to be contributed from beginning backlog and revenue from cash basis customers during any fiscal quarter. This estimate can be affected by factors outside our control, including changes in project timing requested by our customers. Accordingly, our actual sales for any fiscal reporting period may be significantly different than any estimate of sales we make for such period. See the discussion entitled “Sales” in this Item 2 for a discussion of our system for estimating sales and trends in our business.

•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Item 1 “Financial Statements” of Part I of this quarterly report on Form 10-Q. We believe the pending lawsuit to which we are subject is without merit, and we intend to defend the matter vigorously. There can be no assurances, however, that we will prevail in this matter. Furthermore, we may become subject to claims, including claims by the government, or other adverse consequences arising from the findings of an Audit Committee investigation we completed in December 2004. We, two of our former officers and two current employees who are not officers are currently responding to SEC subpoenas to produce documents and provide testimony about the transactions that were the subject of the investigation. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Item 1 and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

•	We face intense competition based on product capabilities, and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Genesys, Avaya, Nortel, Edify, Comverse Technology, Huawei and Lucent Technologies. Many of our competitors have greater financial,

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

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 47% and 40% of total sales for the fiscal quarters ending May 31, 2005 and 2004, respectively. International sales, personnel and property are subject to certain risks, including:

•	terrorism;

•	fluctuations in currency exchange rates;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.

•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline.

•	The occurrence of force majeure events could impact our results from operations. The occurrence of one or more of the following events could potentially cause us to incur significant losses: acts of God, war, riot, embargoes, acts of civil or military authorities, acts of terrorism or sabotage, the spread of disease, fire, flood, explosion, earthquake, accident, strikes, radiation, inability to secure transportation, failure of communications, failure of utilities or similar events.

     Sales. Our total sales for the first quarter of fiscal 2006 were $43.3 million, up 3.2% from $41.9 million in the first quarter of fiscal 2005. Solutions sales of $21.4 million and recurring services revenues of $21.9 million for the first quarter of fiscal 2006 reflected increases of 1.1% and 5.4%, respectively, over corresponding amounts for the first quarter of fiscal 2005.

     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, network portal solutions, messaging solutions, payment solutions, maintenance and support services, and managed services provided for customers on an outsourced or managed service provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three months ended May 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended May 31
	2005	2004
Voice automation/IVR solution sales	$10,708	$14,978
Network portal solution sales	3,484	608
Messaging solution sales	4,848	2,405
Payment solution sales	2,330	3,154

Total solution sales	21,370	21,145

Maintenance and support services revenues	15,435	15,215
Managed service revenues	6,458	5,556

Total recurring services revenues	21,893	20,771

Total sales	$43,263	$41,916

     As identified in the preceding chart, the increase in solution sales from fiscal 2005 levels includes increases in network portal and messaging solutions with offsetting decreases in voice automation/IVR and payment solutions. The increases in network portal and messaging solution sales and the decrease in payment solution sales resulted from international sales while the decrease in voice automation/IVR is composed of a $2.9 million reduction in North America sales and a $1.4 million reduction in international sales.

     The 5.4% increase in recurring services revenues is comprised of slight growth in the sale of maintenance and support services, up $0.2 million or 1.4% from the fiscal 2005 first quarter, and growth in managed services revenues of $0.9 million or 16.2% for the first fiscal quarter of 2006, when compared to the first fiscal quarter of 2005. Managed services revenues include revenues from an international managed services customer for which we recognize revenue on a cash basis. Such revenues totaled $0.7 million in the first quarter of fiscal 2006 as compared to $0.4 million for the first quarter of fiscal 2005. The remainder of the increase in managed services revenue is primarily the result of increased revenues from existing customers.

     One customer, O2, accounted for approximately 10% of our revenue during the quarter ended May 31, 2005. No customer accounted for 10% or more of our revenue for the quarter ended May 31, 2004. Sales under one long term managed services contract with O2 totaled approximately $2.5 million in the first quarters of fiscal 2006 and 2005. During fiscal 2005, we announced that this contract, which otherwise would have ended in July 2005, had been extended through July 2006. At current exchange rates, the contract is expected to yield managed services revenue of approximately $0.8 million per month through July 2005 and approximately $0.6 million per month from August 2005 to July 2006.

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three-month periods ended May 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended May 31
	2005	2004
North America	$23,080	$25,336
Europe	10,880	8,647
Middle East and Africa	7,055	5,990
Central and South America	1,351	1,104
Pacific Rim	897	839

Total	$43,263	$41,916

     International sales comprised 47% of our total sales during the first quarter of fiscal 2006, up from 40% during the first quarter of fiscal 2005.

     We use a system combining estimated sales from our recurring services contracts, our backlog of committed solutions orders and our “pipeline” of solutions sales opportunities to estimate sales and trends in our business. For the quarters ended May 31, 2005 and 2004, sales were sourced as follows:

	Three Months Ended May 31
	2005	2004
Sales from recurring services and support contracts, including contracts for managed services	51%	50%
Sales from beginning solutions backlog	31%	35%
Sales from the quarter’s pipeline	18%	15%

	100%	100%

     Our service and support contracts range in original duration from one month to five years, with most managed service contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, we do not consider our book of services contracts to be reportable backlog, as a portion of the potential revenue reflected in the contract values may never be realized. Nevertheless, it is easier for us to estimate service and support revenues than to estimate solutions sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

     Our backlog is made up of customer orders for solutions for which we have received complete purchase orders and which we expect to ship within twelve months. Backlog as of the end of our last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
May 31, 2005	$28,473
February 28, 2005	$35,446
November 30, 2004	$35,166
August 31, 2004	$40,214
May 31, 2004	$43,174

     The 20% decrease in solutions backlog from February 28, 2005 to May 31, 2005 reflects delays experienced in the receipt of several significant orders. The accuracy of any estimate of future sales is dependent, in part, on our ability to project the amount of revenue to be contributed from beginning solutions backlog during any fiscal quarter. Our ability to estimate the amount of backlog that will be converted to revenue in any fiscal quarter can be affected by factors outside our control, including changes in project timing requested by our customers.

     Our pipeline of opportunities for solutions sales is the aggregation of our sales opportunities for which we have not received a purchase order, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While this pipeline may provide us some sales guidance in our business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to solutions sales in a particular quarter or over a longer period of time. While we know the amount of solutions backlog available at the beginning of a quarter, we must speculate on our pipeline of solutions opportunities for the quarter. Our accuracy in estimating total solutions sales for the next fiscal quarter is, therefore, highly dependent upon our ability to successfully estimate which pipeline opportunities will close during the quarter.

     Cost of Goods Sold. Cost of goods sold for the first quarter of fiscal 2006 was approximately $18.9 million or 43.7% of sales as compared to $19.1 million or 45.5% of sales for the first quarter of fiscal 2005. Cost of goods sold on solution sales was $12.8 million, or 59.9% of solution sales in the first quarter of fiscal 2006, as compared to $12.0 million, or 56.7% of solution sales, for the first quarter of fiscal 2005. The increase in cost of goods sold on solution sales as a percentage of sales for the quarter ended May 31, 2005 as compared to the quarter ended May 31, 2004 reflects the fact that a significant portion of our solution costs of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume.

     Cost of goods sold on recurring services sales was $6.1 million, or 27.9% of such sales, for the first quarter of fiscal 2006 versus $7.1 million, or 34.1% of services sales, for the same period of fiscal 2005. This decrease in cost of goods sold on recurring services in absolute dollars results from cost reductions in several expense categories such as contract labor, warranty and telecommunication costs. The decrease as a percent of sales reflects these cost reductions, the effect of greater cash basis managed service revenues recognized in fiscal 2006 and the improved leverage associated with the increase in managed service sales volumes to other existing managed service customers.

     Research and Development Expenses. Research and development expenses during the first quarter of fiscal 2006 were approximately $4.2 million, or 9.7% of our total sales as compared to $3.7 million, or 8.9%, of our total sales for the first quarter of fiscal 2005. Most of this increase relates to the continued investment in various research and development initiatives involving packaged applications and voice over IP (VoIP) as well as network product offerings. In addition, fewer research and development resources were assigned to the completion of customer projects during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. Recurring research and development expenses include the design of new products and the enhancement of existing products.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first quarter of fiscal 2006 were approximately $15.4 million, or 35.7% of our total sales. SG&A expenses during the first quarter of fiscal 2005 were $14.2 million, or 33.8% of our total sales. We incurred SG&A charges in connection with the Audit Committee investigation described in Item 1 of this Form 10-Q of approximately $0.6 million or 1.3% of sales in the first quarter of fiscal 2006. We expect to continue to incur costs related to the Audit Committee investigation during at least the second and third quarters of fiscal 2006, but at a reduced level.

     Interest Expense. Interest expense was less than $0.1 million during the first quarter of fiscal 2006, versus $0.3 million for the same period of fiscal 2005. The reduction in interest expense relates directly to reductions in the level of our outstanding debt, which totaled $1.7 million as of the beginning of the first quarter of fiscal 2006 as compared to $13.1 million at the beginning of fiscal 2005. We repaid all remaining debt balances during the first quarter of fiscal 2006, and we currently do not anticipate incurring interest expense during the balance of fiscal 2006.

     Income Taxes. We provided income taxes for the three months ended May 31, 2005 and 2004 based on estimated annual effective rates for fiscal 2006 and fiscal 2005 of 26% and 27%, respectively. These rates differ from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the U.S. from the use of previously reserved deferred tax assets and from the effect of non-U.S. tax rates. The tax provision for the quarter ended May 31, 2005 was also reduced by $0.2 million as a result of the favorable settlement of certain foreign tax issues.

     On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we have not reached a decision on whether or not the election will be beneficial to us. The range of possible amounts we are considering for repatriation under the AJCA is from $0 to $13.0 million. The related potential range of income tax expense associated with the repatriation is from $0 to $0.7 million. We expect to complete our evaluation of the effects of the repatriation provision during the third quarter of fiscal 2006.

     Income from Operations and Net Income. We generated operating income of $4.5 million and net income of $3.9 million during the first quarter of fiscal 2006. During the first quarter of fiscal 2005, we generated operating income of $4.3 million and net income of $3.2 million. The improvement resulted primarily from the benefit of lower interest costs and a lower effective tax rate.

     Liquidity and Capital Resources. We had approximately $61.4 million in cash and cash equivalents at May 31, 2005, with no borrowings under our long-term debt facilities. Our cash reserves increased $1.2 million during the three months ended May 31, 2005, with operating activities providing $3.0 million of cash, net investing activities using $3.4 million of cash and net financing activities providing $2.3 million of cash.

     Operating cash flow for the quarter ended May 31, 2005 results from our profitability for the quarter and our continuing focus on balance sheet management. We held our days sales outstanding of accounts receivable to 64 days, up slightly from 60 days at February 28, 2005.

     For sales of certain of our more complex, customized systems (generally ones with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $8.9 million (28.9% of total net receivables) at May 31, 2005, up $1.5 million from February 28, 2005. We expect to bill and collect unbilled receivables as of May 31, 2005 within the next twelve months.

     While we continue to focus on the level of our investment in accounts receivable, we generate a significant percentage of our sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases, however, we only recognize revenue at such time as our system or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in recognizing revenue on a “cash basis”, limiting revenue recognition on certain sales of systems and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

     We used $3.4 million of cash on investing activities during the first quarter of fiscal 2006, primarily for the purchase of property and equipment. Approximately $1.5 million of this amount related to increases in our managed services infrastructure to support new contracts signed last fiscal year. The remainder was primarily related to our overall computing environment.

     During the quarter ended May 31, 2005, our financing activities provided $2.3 million in net cash flow. Our option holders exercised options for 0.3 million shares of common stock and, in so doing, provided us with $1.5 million in cash. The exercise of warrants for 0.6 million shares of common stock provided us with $2.5 million in cash. We repaid the $1.7 million balance under our term loan in March 2005. As of May 31, 2005, we were in compliance with all financial and operating covenants under our $5.5 million revolving line of credit agreement.

     Adequacy of Cash Reserves

     We believe our cash reserves and internally generated cash flow along with any cash availability under our line of credit will be sufficient to meet our cash requirements for at least the next twelve months.

     Impact of Inflation

     We do not expect any significant short-term impact of inflation on our financial condition. We presently are not bound by long-term fixed price sales contracts. The absence of such contracts reduces our exposure to inflationary effects.

Item 4 Controls and Procedures

     Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable, but not absolute, assurance that the objectives of our disclosure control system are met. A control system, no matter how well conceived and operated, is subject to inherent limitations. These limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Based on the evaluation by our management (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures(as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

     Changes in internal control. There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

     See “Pending Litigation”, “Audit Committee Investigation” and “Shareholder Demand Letter” in Note G in Item 1 of Part I of this quarterly report on Form 10-Q.

Item 6 Exhibits

     (a) Exhibits

3.1	Articles of Incorporation, as amended, of Registrant. (1)
3.2	Amendment to Articles of Incorporation of Registrant. (2)
3.3	Amendment to Articles of Incorporation of Registrant. (3)
3.4	Third Restated Bylaws of Registrant. (6)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (4)
4.2	Securities Purchase Agreement, dated as of May 20, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (5)
4.3	Form of Warrant, dated as of May 20, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)
10.1	Intervoice, Inc. Fiscal Year 2006 Annual Incentive Compensation Plan Plan Summary. (7)
10.2	Intervoice, Inc. 2005 Stock Incentive Plan. (8)
10.3	Extension of Health Care Coverage to Non-Employee Directors. (9)
10.4	Salary Increases for Executive Officers. (9)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (9)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (9)
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (9)*
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (9)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2005.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2005.

(9)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.

Date: July 8, 2005	By:	/s/ MARK C. FALKENBERG

Mark C. Falkenberg
Chief Accounting Officer