Form 10-Q
period 2005-08-31
INTERVOICE INC
filed 2005-10-07
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 38,231,466 shares of common stock, no par value per share, outstanding as of September 23, 2005.

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 Controls and Procedures
PART II. OTHER INFORMATION
Item 1 Legal Proceedings
Item 4 Submission of Matters to a Vote of Security Holders
Item 6 Exhibits
SIGNATURES
Index to Exhibits
2005 Stock Incentive Plan Summary
2005 Stock Incentive Plan Summary
Certification of CEO
Certification of CFO
Certification of CEO
Certification of CFO

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
	August 31, 2005	February 28, 2005
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$69,392	$60,242
Trade accounts receivable, net of allowance for doubtful accounts of $996 in fiscal 2006 and $799 in fiscal 2005	26,698	32,605
Inventory	8,963	7,642
Prepaid expenses and other current assets	4,802	4,339

	109,855	104,828

Property and Equipment, net of accumulated depreciation of $55,313 in fiscal 2006 and $54,303 in fiscal 2005	26,152	21,755

Other Assets
Intangible assets, net of accumulated amortization of $16,482 in fiscal 2006 and $15,840 in fiscal 2005	4,365	4,707
Goodwill	3,401	3,401
Other assets	147	168

	$143,290	$134,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,457	$11,485
Accrued expenses	8,861	13,745
Customer deposits	7,770	6,871
Deferred income	25,793	24,448
Current portion of long-term borrowings	—	400
Income taxes payable	5,151	4,129
Deferred income taxes	636	—

	59,668	61,078
Long-Term Borrowings	—	1,333

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 38,213,454 issued and outstanding in fiscal 2006 and 37,196,216 issued and outstanding in fiscal 2005	19	19
Additional capital	89,999	85,421
Accumulated deficit	(4,411)	(12,931)
Accumulated other comprehensive loss	(1,355)	(61)

Stockholders’ equity	84,252	72,448

	$143,920	$134,859

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004
Sales
Solutions	$22,022	$25,244	$43,392	$46,389
Recurring services	21,268	19,015	43,161	39,786

	43,290	44,259	86,553	86,175

Cost of goods sold
Solutions	13,050	13,276	25,854	25,256
Recurring services	6,273	6,894	12,385	13,975

	19,323	20,170	38,239	39,231

Gross margin
Solutions	8,972	11,968	17,538	21,133
Recurring services	14,995	12,121	30,776	25,811

	23,967	24,089	48,314	46,944

Research and development expenses	3,884	3,419	8,079	7,162
Selling, general and administrative expenses	15,367	13,936	30,800	28,088
Amortization of acquisition related intangible assets	252	252	504	957

Income from operations	4,464	6,482	8,931	10,737

Interest income	599	189	1,096	267
Interest expense	—	(110)	(25)	(384)
Other income (expense)	36	(92)	162	197

Income before taxes	5,099	6,469	10,164	10,817

Income taxes	498	1,387	1,644	2,558

Net income	$4,601	$5,082	$8,520	$8,259

Net income per share — basic	$0.12	$0.14	$0.23	$0.23

Shares used in basic per share computation	38,130	35,988	37,831	35,918

Net income per share — diluted	$0.12	$0.13	$0.22	$0.22

Shares used in diluted per share computation	38,997	37,963	39,043	38,299

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004
Operating activities
Net income	$4,601	$5,082	$8,520	$8,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,870	1,783	3,592	4,067
Other changes in operating activities	4,987	(2,819)	2,318	(3,655)

Net cash provided by operating activities	11,458	4,046	14,430	8,671

Investing activities
Purchases of property and equipment	(3,912)	(2,531)	(7,044)	(3,464)
Other	—	—	(300)	—

Net cash used in investing activities	(3,912)	(2,531)	(7,344)	(3,464)

Financing activities
Paydown of debt	—	(9,066)	(1,733)	(9,566)
Borrowings	—	8,000	—	8,000
Premium on early extinguishment of debt	—	—	—	(5)
Release of restricted cash	—	2,750	—	2,750
Exercise of stock options	585	120	2,078	1,703
Exercise of warrants	—	—	2,500	—

Net cash provided by financing activities	585	1,804	2,845	2,882

Effect of exchange rates on cash	(155)	148	(781)	7

Increase in cash and cash equivalents	7,976	3,467	9,150	8,096

Cash and cash equivalents, beginning of period	61,416	45,488	60,242	40,859

Cash and cash equivalents, end of period	$69,392	$48,955	$69,392	$48,955

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at February 28, 2005	37,196,216	$19	$85,421	$(12,931)	$(61)	$72,448

Net income	—	—	—	8,520	—	8,520

Foreign currency translation adjustment	—	—	—	—	(1,294)	(1,294)

Comprehensive income						7,226

Exercise of stock options	395,934	—	2,078	—	—	2,078

Exercise of warrants	621,304	—	2,500	—	—	2,500

Balance at August 31, 2005	38,213,454	$19	$89,999	$(4,411)	$(1,355)	$84,252

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED AUGUST 31, 2005
Note A — Basis of Presentation
     We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. We derived the consolidated balance sheet at February 28, 2005 from the audited consolidated balance sheet at that date. We believe we have included all adjustments necessary for a fair presentation of the unaudited August 31, 2005 and 2004 consolidated financial statements. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with our audited financial statements and related notes for the three years ended February 28, 2005 included in our Annual Report on Form 10-K. Our Annual Report is available on our website at www.intervoice.com. Our operating results for the three and six month periods ended August 31, 2005 are not necessarily indicative of the results that may be expected for our fiscal year ending February 28, 2006, as our results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of our sales, the sales channel mix of products sold, and changes in general economic conditions, any of which could have an adverse effect on our operations.
     Our consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Our total comprehensive income for the second quarter of fiscal 2006 and 2005 was $4.4 million and $4.8 million, respectively. For the six month periods ended August 31, 2005 and 2004, total comprehensive income was $7.2 million and $7.6 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.
Note B — Inventory
     Our inventory consisted of the following (in thousands):

	August 31, 2005	February 28, 2005
Purchased parts	$4,290	$3,815
Work in progress	4,673	3,827

	$8,963	$7,642

Note C — Property and Equipment
     Our property and equipment consisted of the following (in thousands):

	August 31, 2005	February 28, 2005
Land and buildings	$16,913	$16,932
Computer equipment and software	37,187	34,004
Furniture and fixtures	3,220	3,345
Managed services equipment	15,682	12,510
Maintenance services equipment	8,463	9,267

	81,465	76,058
Less allowance for accumulated depreciation	(55,313)	(54,303)

Property and equipment, net	$26,152	$21,755

     At August 31, 2005, the balance in our computer equipment and software account included approximately $3.8 million in capitalized costs associated with our SAP implementation. Such costs will be depreciated over a five year estimated life beginning in the third and fourth quarters of fiscal 2006 and in fiscal 2007 as the various components of the system are placed in service.

Note D — Long-Term Borrowings
     We had no debt outstanding as of August 31, 2005. At February 28, 2005 our long-term debt was comprised of the following (in thousands):

February 28, 2005
Term loan, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.50% or the London Inter-Bank Offering Rate plus 2.25%, principal repaid in full during March 2005	$1,733
Less: current portion	(400)

Long-term debt, net of current portion	$1,333

     We have a $5.5 million revolving line of credit agreement with a bank. The credit agreement contains terms, conditions and representations that are generally customary for asset-based credit facilities including requirements that we comply with certain financial and operating covenants. As of August 31, 2005, we were in compliance with all such covenants. Any borrowings under the credit agreement would be secured by first liens on our accounts receivable, general intangibles, equipment, inventory and the real property and fixtures comprising our Dallas headquarters. We may borrow, partially or wholly repay our outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed $5.5 million. We had no amounts drawn under this line at August 31, 2005. The revolving line of credit agreement expires on January 31, 2007.
Note E — Income Taxes
     We provided income taxes for the six months ended August 31, 2005 and 2004 based on estimated annual effective rates for fiscal 2006 and fiscal 2005 of 29% and 24%, respectively. These rates differ from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the U.S. from the use of previously reserved deferred tax assets and from the effect of non-U.S. tax rates. The tax provision for the quarter and six months ended August 31, 2005 was also reduced by $1.0 million and $1.2 million, respectively, as a result of the favorable resolution of certain foreign tax contingencies.
     On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we have not reached a decision on whether or not the election will be beneficial to us. The range of possible amounts we are considering for repatriation under the AJCA is from $0 to $13.0 million. The related potential range of income tax expense associated with the repatriation is from $0 to $0.7 million. We expect to complete our evaluation of the effects of the repatriation provision during fiscal 2006.

Note F — Earnings Per Share

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
(in thousands, except per share data)	2005	2004	2005	2004
Numerator:
Net income	$4,601	$5,082	$8,520	$8,259

Denominator:

Denominator for basic earnings per share	38,130	35,988	37,831	35,918
Dilutive potential common shares
Employee stock options	867	1,598	1,105	1,964
Outstanding warrants	—	377	107	417

Denominator for diluted earnings per share	38,997	37,963	39,043	38,299

Net income per share:
Basic	$0.12	$0.14	$0.23	$0.23
Diluted	$0.12	$0.13	$0.22	$0.22
     Options to purchase 4,807,262 and 937,292 shares of common stock at average exercise prices of $10.49 and $14.19 per share were outstanding during the three month periods ended August 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares during the applicable period and, therefore, the effect would have been anti-dilutive. Options to purchase 1,521,054 and 771, 500 at an average exercise price of $11.34 and $14.76 were outstanding during the six month periods ended August 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average price of our shares for the six month periods.
     We account for our stock-based employee compensation using the intrinsic value method as defined in Accounting Principles Board Statement No. 25 (“APB 25”). Under this approach, we recognize expense at the grant date of an option only to the extent that the fair value of the related common stock at the grant date exceeds the exercise price of the option. In practice, we typically grant options at an exercise price equal to the fair value of the stock on the grant date, and, accordingly, we typically do not recognize any expense upon the granting of an option.
     Because we have elected this treatment, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”) require disclosure of pro forma information which provides the effects on net income and net income per share as if we had accounted for our employee stock awards under the fair value method prescribed by SFAS No. 123. The Financial Accounting Standards Board has issued a revision to SFAS No. 123 (“SFAS No. 123R”) that requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options and other equity awards based on the grant date fair value of the equity instrument. This change in accounting for stock options will become effective for our fiscal year beginning March 1, 2006. We are still assessing the transition method we will use to implement SFAS No. 123R as well as the impact of the new statement on our Consolidated Statements of Operations.

     The following table illustrates the effect on net income and net income per share amounts for the three and six month periods ended August 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

Net income, as reported	$4,601	$5,082	$8,520	$8,259
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,005)	(1,516)	(3,238)	(2,488)

Pro forma net income	$2,596	$3,566	$5,282	$5,771

Net income per share:
Basic — as reported	$0.12	$0.14	$0.23	$0.23
Basic — pro forma	$0.07	$0.10	$0.14	$0.16
Diluted — as reported	$0.12	$0.13	$0.22	$0.22
Diluted — pro forma	$0.06	$0.09	$0.13	$0.15
Note G — Operating Segment Information and Major Customers
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, network portal solutions, messaging solutions, payment solutions, maintenance and support services, and managed services provided for customers on an outsourced or managed service provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and six month periods ended August 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004
Voice automation/IVR solution sales	$10,497	$18,860	$21,205	$33,838
Network portal solution sales	3,244	1,590	6,728	2,198
Messaging solution sales	6,018	2,224	10,866	4,630
Payment solution sales	2,263	2,570	4,593	5,723

Total solution sales	22,022	25,244	43,392	46,389

Maintenance and support services revenues	14,940	13,778	30,375	28,993
Managed services revenues	6,328	5,237	12,786	10,793

Total recurring services revenues	21,268	19,015	43,161	39,786

Total sales	$43,290	$44,259	$86,553	$86,175

     Geographic Operations
     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and six month periods ended August 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

North America	$22,323	$28,033	$45,403	$53,370
Europe	10,825	10,187	21,705	18,834
Middle East and Africa	4,890	3,518	11,945	9,507
Central and South America	4,025	1,259	5,376	2,363
Pacific Rim	1,227	1,262	2,124	2,101

Total	$43,290	$44,259	$86,553	$86,175

     Concentration of Revenue
     One customer, O2, accounted for approximately 10% of our revenue for the quarters ended August 31, 2005 and August 31, 2004 as well as the six months ended August 31, 2005. No customers accounted for 10% or more of our total sales during the six month period ended August 31, 2004. Sales to a major telecommunication company in the United States accounted for approximately 11% of our sales during the quarter ended August 31, 2004.
Note H — Contingencies
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
     Some of our customers have licensed certain rights under the RAKTL patent portfolio. Two such customer who had previously attempted to tender the defense of their products to us informed us that they have entered into agreements to license certain rights under the RAKTL patents and demanded we indemnify them for unspecified amounts, including attorney’s fees, paid in connection with the license agreements. We notified these customers that we believe we do not have any indemnity obligation in connection with the license agreements. We have received no further response from either customer.
     A customer of ours is one of several companies recently sued by RAKTL in the case of Ronald A. Katz Technology Licensing, L.P. v. Citibank, et al.; No. 505CV 142, pending in the United States District Court for the Eastern District of Texas, Texarkana Division. The customer has not asserted that we are obligated to indemnify and defend the customer in the lawsuit, but the customer has notified us under the indemnity paragraph of their sales agreement with us that the lawsuit could potentially impact one or more of their agreements with us.
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
     We have received letters from Webley Systems (“Webley”), a division of Parus Holdings, Inc. (“Parus”), and its counsel alleging that certain Webley patents cover one or more of our products and services. In the letters, Parus offers a license to the Webley patents. As a result of the correspondence, we conducted discussions with Parus. Based on reviews by our outside counsel, we are not aware of any valid and enforceable claims under the Webley patents that are infringed by our products or services.
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
     Audit Committee Investigation
     In December 2004, our Audit Committee completed an investigation it had begun in August 2004 of certain transactions occurring during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee has reported the results of the investigation to, and we are cooperating with, the SEC. We are currently providing documents to the SEC in response to a subpoena requesting information about the transactions that were the subject of the investigation, and two of our employees, who are not officers, received subpoenas and have produced documents and provided testimony to the SEC. Our Audit Committee and its counsel are actively monitoring our response to the SEC, and they have been conducting a review of certain documents and information provided to the SEC which we located after the Committee’s original investigation. Intervoice is also honoring our pre-existing obligation to indemnify two former officers of Intervoice who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation.
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
     The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that Intervoice improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. In addition, as a result of work performed in responding to the SEC subpoena, the

Committee has concluded that Intervoice improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We are providing documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee further determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
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
     Other Matters
     We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of the lawsuit and other matters described above is uncertain, and there can be no assurance that future costs related to such matters would not be material to our financial position or results of operations.
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
     We are obligated under letters of credit totaling approximately $0.4 million issued by a bank to guarantee our performance under a long-term international managed services contract and to guarantee our performance under several proposals. These letters of credit expire during fiscal 2006.
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
•	We may not be successful in transitioning our products and services to an open, standards-based business model. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on us to transition our products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. The shift to open standards will also challenge us to accurately estimate the level of R&D expenditures that will be necessary in future periods to comply with existing standards and, potentially, to migrate to new open standards. If we are unsuccessful in resolving one or more of these challenges, our revenues and profitability could decline.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, we license speech recognition technology from a small number of vendors. Two of these vendors, ScanSoft, Inc. and Nuance Communications, Inc., recently completed a merger of their organizations. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs to defend these claims. We believe software and technology companies, including Intervoice and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we

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
•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 48% and 37% of total sales for the fiscal quarters ending August 31, 2005 and 2004, respectively. International sales, personnel and property are subject to certain risks, including:
▪	terrorism;

▪	fluctuations in currency exchange rates;

▪	the difficulty and expense of maintaining foreign offices and distribution channels;

▪	tariffs and other barriers to trade;

▪	greater difficulty in protecting and enforcing intellectual property rights;

▪	general economic and political conditions in each country;

▪	loss of revenue, property and equipment from expropriation;

▪	import and export licensing requirements; and

▪	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.
•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline.

•	The occurrence of force majeure events could impact our results from operations. The occurrence of one or more of the following events could potentially cause us to incur significant losses: acts of God, war, riot, embargoes, acts of civil or military authorities, acts of terrorism or sabotage, the spread of disease, fire, flood, explosion, earthquake, accident, strikes, radiation, inability to secure transportation, failure of communications, failure of utilities or similar events.
     Sales. Our total sales for the second quarter and first six month of fiscal 2006 were $43.3 million and $86.6 million, respectively, a decrease of $1.0 million (2.2%) and an increase of $0.4 million (0.4%) as compared to the same periods of fiscal 2005. Solutions sales of $22.0 million and $43.4 million for the second quarter and first six months of fiscal 2006 reflected decreases of 12.8% and 6.5%, respectively, over corresponding amounts for the same periods of fiscal 2005, while recurring services revenues of $21.3 million and $43.2 million reflected increases of 11.8% and 8.5%, respectively, over corresponding amounts for the same periods of fiscal 2005.
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, network portal solutions, messaging solutions, payment solutions, maintenance and support services, and managed services provided for customers on an outsourced or managed service provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and six month periods ended August 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004
Voice automation/IVR solution sales	$10,497	$18,860	$21,205	$33,838
Network portal solution sales	3,244	1,590	6,728	2,198
Messaging solution sales	6,018	2,224	10,866	4,630
Payment solution sales	2,263	2,570	4,593	5,723

Total solution sales	22,022	25,244	43,392	46,389

Maintenance and support services revenues	14,940	13,778	30,375	28,993
Managed services revenues	6,328	5,237	12,786	10,793

Total recurring services revenues	21,268	19,015	43,161	39,786

Total sales	$43,290	$44,259	$86,553	$86,175

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and six month periods ended August 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

North America	$22,323	$28,033	$45,403	$53,370
Europe	10,825	10,187	21,705	18,834
Middle East and Africa	4,890	3,518	11,945	9,507
Central and South America	4,025	1,259	5,376	2,363
Pacific Rim	1,227	1,262	2,124	2,101

Total	$43,290	$44,259	$86,553	$86,175

     International sales comprised 48% of our total sales during the second quarter of fiscal 2006, up from 37% during the second quarter of fiscal 2005.
     As identified in the preceding chart, the decrease in solutions sales for the second quarter and first six months of fiscal 2006 as compared to the same periods of fiscal 2005 is comprised of decreases in sales of voice automation/IVR and payment solutions partially offset by increases in network portal and messaging solution sales. The decreases for the second quarter of fiscal 2006 are comprised of a $7.5 million reduction in voice automation/IVR sales in North America and $0.8 million and $0.3 million in international sales of voice automation/IVR and payment solutions, respectively. The decreases for the first six months of fiscal 2006 are comprised of a $10.4 million reduction in voice automation/IVR sales in North America and $2.2 million and $1.1 million in international sales of voice automation/IVR and payment solutions, respectively. Voice automation/IVR sales for the quarter ended August 31, 2004 included $4.8 million recognized as a result of work performed during the quarter on a $12.5 million sale for a major U.S. wireless telecommunications provider that was accounted for on a percentage of completion basis. The increases in network portal and messaging solution sales for the second quarter and first six months of fiscal 2006 resulted from international sales.
     The 11.8% increase in recurring services revenues for the second quarter of fiscal 2006 is comprised of growth of $1.2 million or 8.4% in maintenance and support services revenues and growth of $1.1 million or 20.8% in managed services revenues when compared to the second quarter of fiscal 2005. For the first six months of fiscal 2006 maintenance and support services revenues grew $1.4 million or 4.8% and managed services revenues grew $2.0 million or 18.5% as compared to the first six months of fiscal 2005. Managed services revenues include revenues from an international managed services customer for which we recognize revenue on a cash basis. Such revenues totaled $0.7 million for the second quarter of fiscal 2006 as compared to $0.0 million for the second quarter of fiscal 2005 and $1.4 million for the first six months of fiscal 2006 as compared to $0.4 million for the first six months of fiscal 2005. The remainder of the increase in managed services revenue for the referenced periods is primarily the result of increased revenues from existing customers.
     One customer, O2, accounted for approximately 10% of our revenue for the quarters ended August 31, 2005 and August 31, 2004 and the six months ended August 31, 2005. No customers accounted for 10% or more of our total sales during the six month period ended August 31, 2004. Sales under one long term managed services contract with O2 totaled approximately $2.2 million and $2.4 million for the quarters ended August 31, 2005 and 2004, respectively, and $4.7 million and $4.9 million for the six month periods ended August 31, 2005 and 2004, respectively. This contract has been extended through July 2006. At current exchange rates, the contract is expected to yield managed services revenue of approximately $0.6 million per month through July 2006. As discussed above, sales to a major telecommunication company in the United States accounted for approximately 11% of our sales during the quarter ended August 31, 2004.
     We use a system combining estimated sales from our recurring services contracts, our backlog of committed solutions orders and our “pipeline” of solutions sales opportunities to estimate sales and trends in our business. For the quarters ended August 31, 2005 and 2004, sales were sourced as follows:

	Three Months Ended August 31
	2005	2004
Sales from recurring services and support contracts, including contracts for managed services	49%	43%
Sales from beginning solutions backlog	31%	43%
Sales from the quarter’s pipeline	20%	14%

	100%	100%

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
     Our backlog is made up of customer orders for solutions for which we have received complete purchase orders and which we expect to ship within twelve months. Backlog as of the end of our last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
August 31, 2005	$30,265
May 31, 2005	$28,473
February 28, 2005	$35,446
November 30, 2004	$35,166
August 31, 2004	$40,214
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

     Cost of Goods Sold. Cost of goods sold for the second quarter and first six months of fiscal 2006 was approximately $19.3 million or 44.6% of sales and $38.2 million or 44.2% of sales, respectively. This compares to $20.2 million or 45.6% or sales and $39.2 million or 45.5% of sales for the second quarter and first six months of fiscal 2005. Cost of goods sold on solution sales was $13.1 million or 59.3% of solution sales and $25.9 million or 59.6% of solution sales for the second quarter and first six months of fiscal 2006 as compared to $13.3 million or 52.6% and $25.3 million or 54.4% for the second quarter and first six months of fiscal 2005. A significant portion of our solutions cost of good sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume.
     Cost of goods sold on recurring services revenues was $6.3 million or 29.5% of recurring services revenues and $12.4 million or 28.7% of such revenues for the second quarter and first six months of fiscal 2006 as compared to $6.9 million or 36.3% and $14.0 million or 35.1% for the same periods of fiscal 2005. This decrease in cost of goods sold on recurring services in absolute dollars results from cost reductions in several expense categories such as contract labor, warranty and telecommunication costs. The decrease as a percent of sales reflects these cost reductions, the effect of greater cash basis managed service revenues recognized in fiscal 2006 as compared to fiscal 2005 and the improved leverage associated with the increase in managed service sales volumes to other existing managed service customers.
     Research and Development Expenses. Research and development expenses during the second quarter and first six months of fiscal 2006 were $3.9 million or 9.0% and $8.1 million or 9.3% of our total sales as compared to $3.4 million or 7.7% and $7.2 million or 8.3% of our total sales for the same periods of fiscal 2005. Most of this increase relates to the continued investment in various research and development initiatives involving packaged applications and voice over IP (“VoIP”) as well as network product offerings.
     Our research and development spending is focused in five key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprise, wireless, and fixed line providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These applications are branded under the product name Omvia Voice Framework and are scheduled for release in fiscal 2006. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications, which are designed to operate in both J2EE and Microsoft’s®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers”, and call processing infrastructure based on open standards such as SALT, VoiceXML and CCXML. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return on investment by providing many commonly used, configurable functions that can be deployed more quickly than can custom applications. Certain of these applications are currently available under the product name Omvia Voice Express. Finally, we are developing modular productivity and communications applications for wireless and fixed-line applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are branded under the product name Omvia Media Exchange and are scheduled for release in fiscal 2006.
     We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses during the second quarter and first six months of fiscal 2006 were approximately $15.4 million or 35.5% and $30.8 million or 35.6% of our total sales. SG&A expenses for the same periods of fiscal 2005 were $13.9 million or 31.5% and $28.1 million or 32.6% of our total sales. Our SG&A expenses included approximately $0.4 million (0.9% of sales) and $1.0 million (1.1% of sales) for the second quarter and first six months of fiscal 2006, respectively, related to producing documents and providing testimony to the SEC in connection with the transactions that were the subject of the Audit Committee investigation described in Item 1 of this Form 10-Q. Such costs for the second quarter and first six months of fiscal 2005 were $0.1 million. We expect to continue to incur similar costs during at least the third and fourth quarters of fiscal 2006, but at a reduced level from the costs incurred during the first six months of fiscal 2006.
     Income Taxes. We provided income taxes for the six months ended August 31, 2005 and 2004 based on estimated annual effective rates for fiscal 2006 and fiscal 2005 of 29% and 24%, respectively. These rates differ from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized in the U.S.

from the use of previously reserved deferred tax assets and from the effect of non-U.S. tax rates. The tax provision for the quarter and six months ended August 31, 2005 was also reduced by $1.0 million and $1.2 million, respectively, as a result of the favorable resolution of certain foreign tax contingencies.
     On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we have not reached a decision on whether or not the election will be beneficial to us. The range of possible amounts we are considering for repatriation under the AJCA is from $0 to $13.0 million. The related potential range of income tax expense associated with the repatriation is from $0 to $0.7 million. We expect to complete our evaluation of the effects of the repatriation provision during fiscal 2006.
     Income from Operations and Net Income. We generated operating income of $4.5 million and $8.9 million during the second quarter and first six months of fiscal 2006 compared to $6.5 million and $10.7 million for the same periods of fiscal 2005. The reduction in operating income resulted primarily from the decline in solution sales and an increase in SG&A expenses offset, in part, by increases in recurring services sales and a slight improvement in overall margin. We generated net income of $4.6 million and $8.5 million during the second quarter and first six months of fiscal 2006 compared to $5.1 million and $8.3 million for the second quarter and first six months of fiscal 2005. The improvement in net income for the six month period ended August 31, 2005 compared to the six month period ended August 31, 2004 resulted primarily from a reduction in interest expense, an increase in interest income and a reduction in tax expense as a result of the resolution of foreign tax contingencies described above which more than offset the reduction in operating income.
     Liquidity and Capital Resources. We had approximately $69.4 million in cash and cash equivalents at August 31, 2005, with no borrowings under our long-term debt facilities. Our cash balances increased $8.0 million during the three months ended August 31, 2005, with operating activities providing $11.5 million of cash, net investing activities using $3.9 million of cash and net financing activities providing $0.6 million in cash.
     Operating cash flow for the quarter ended August 31, 2005 resulted primarily from our profitability for the quarter and reductions in our receivables balances. We reduced our days sales outstanding of accounts receivable to 56 days from 64 days at May 31, 2005.
     For sales of certain of our more complex, customized systems (generally ones with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $7.0 million (26.3% of total net receivables) at August 31, 2005, down $1.9 million from May 31, 2005. We expect to bill and collect unbilled receivables as of August 31, 2005 within the next twelve months.
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
     We used $3.9 million of cash on investing activities during the second quarter of fiscal 2006, primarily for the purchase of computer equipment. Approximately $1.9 million of this amount related to increases in our managed services infrastructure to support new contracts signed last fiscal year. The remainder was primarily related to our overall computing environment. At August 31, 2005, the balance in our computer equipment and software account included approximately $3.8 million in capitalized costs associated with our SAP implementation. Such costs will be depreciated over a five year estimated life beginning in the third and fourth quarters of fiscal 2006 and in fiscal 2007 as the various components of the system are placed in service.
     During the quarter ended August 31, 2005, our financing activities provided $0.6 million in net cash flow. Our option holders exercised options for 0.1 million shares of common stock and, in so doing, provided us with $0.6 million in cash.

     Adequacy of Cash Reserves. We believe our cash reserves and internally generated cash flow along with any cash availability under our line of credit will be sufficient to meet our cash requirements for at least the next twelve months. As of August 31, 2005, we were in compliance with all financial and operating covenants under our $5.5 million revolving line of credit agreement.
     Impact of Inflation. We do not expect any significant short-term impact of inflation on our financial condition. We presently are not bound by long-term fixed price sales contracts. The absence of such contracts reduces our exposure to inflationary effects.
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
     Based on the evaluation by our management (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
     Changes in internal control. There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 Legal Proceedings
     See “Intellectual Property Matters”, “Pending Litigation”, “Shareholder Demand Letter” and “Audit Committee Investigation” in Note H in Item 1 of Part I of this quarterly report on Form 10-Q.
Item 4 Submission of Matters to a Vote of Security Holders
     The annual meeting of our shareholders was held at 10:00 a.m., local time, on Wednesday, July 13, 2005 in Richardson, Texas.
     Our Board of Directors solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement, and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: Saj-nicole A. Joni, Gerald F. Montry, Joseph J. Pietropaolo, George C. Platt, Donald B. Reed, Jack P. Reily and Robert E. Ritchey. The number of votes cast for the election of each of the nominees for director, and the number of abstentions were as follows: 31,895,473 votes for the election of Saj-nicole A. Joni, with 3,980,310 abstentions; 30,138,187 votes for the election of Gerald F. Montry, with 5,737,596 abstentions; 30,198,647 votes for the election of Joseph J. Pietropaolo, with 5,677,136 abstentions; 33,323,439 votes for the election of George C. Platt, with 2,552,344 abstentions; 31,877,012 votes for the election of Donald B. Reed, with 3,998,771 abstentions; 28,496,397 votes for the election of Jack P. Reily, with 7,379,386 abstentions; and 33,623,649 votes for the election of Robert E. Ritchey, with 2,252,134 abstentions. No votes were cast against the election of any nominee for director.
     Our shareholders also approved our 2005 Stock Incentive Plan. The number of votes cast for the approval of the 2005 Stock Incentive Plan was 14,997,650, the number of votes cast against the approval of the 2005 Stock Incentive Plan was 11,001,273, and the number of abstentions was 92,334.
Item 6 Exhibits

(a) Exhibits
3.1	Articles of Incorporation, as amended, of Registrant. (1)
3.2	Amendment to Articles of Incorporation of Registrant. (2)
3.3	Amendment to Articles of Incorporation of Registrant. (3)
3.4	Third Restated Bylaws of Registrant. (6)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (4)
4.2	Securities Purchase Agreement, dated as of May 20, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (5)
4.3	Form of Warrant, dated as of May 20, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)
10.1	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Employees. (7)
10.2	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Non-employee Directors. (7)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (7)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (7)
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (7)*
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (7)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(7)	Filed herewith.
*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.

Date: October 7, 2005	By:	/s/ MARK C. FALKENBERG
Mark C. Falkenberg
Chief Accounting Officer

Index to Exhibits

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended, of Registrant. (1)
3.2	Amendment to Articles of Incorporation of Registrant. (2)
3.3	Amendment to Articles of Incorporation of Registrant. (3)
3.4	Third Restated Bylaws of Registrant. (6)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (4)
4.2	Securities Purchase Agreement, dated as of May 20, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (5)
4.3	Form of Warrant, dated as of May 20, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)
10.1	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Employees. (7)
10.2	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Non-employee Directors. (7)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (7)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (7)
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (7)*
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (7)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(7)	Filed herewith.
*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.