Form 10-Q
period 2005-11-30
INTERVOICE INC
filed 2006-01-09
CIK 764244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
November 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 38,289,513 shares of common stock, no par value per share, outstanding as of December 20, 2005.

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements
INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
	November 30, 2005	February 28, 2005
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$70,258	$60,242
Trade accounts receivable, net of allowance for doubtful accounts of $1,129 in fiscal 2006 and $799 in fiscal 2005	25,211	32,605
Inventory	8,836	7,642
Prepaid expenses and other current assets	4,620	4,339

	108,925	104,828

Property and Equipment, net of accumulated depreciation of $56,676 in fiscal 2006 and $54,303 in fiscal 2005	27,151	21,755

Other Assets
Intangible assets, net of accumulated amortization of $16,803 in fiscal 2006 and $15,840 in fiscal 2005	4,044	4,707
Goodwill	3,401	3,401
Other assets	64	168

	$143,585	$134,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,499	$11,485
Accrued expenses	9,479	13,745
Customer deposits	6,815	6,871
Deferred income	25,056	24,448
Current portion of long-term borrowings	—	400
Income taxes payable	5,515	4,129

	56,364	61,078
Long-Term Borrowings	—	1,333

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 38,286,179 issued and outstanding in fiscal 2006 and 37,196,216 issued and outstanding in fiscal 2005	19	19
Additional capital	90,313	85,421
Accumulated deficit	(786)	(12,931)
Accumulated other comprehensive loss	(2,325)	(61)

Stockholders’ equity	87,221	72,448

	$143,585	$134,859

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Sales
Solutions	$19,328	$27,638	$62,720	$74,027
Recurring services	21,683	20,723	64,844	60,510

	41,011	48,361	127,564	134,537

Cost of goods sold
Solutions	11,474	13,741	37,328	38,997
Recurring services	6,409	6,997	18,794	20,973

	17,883	20,738	56,122	59,970

Gross margin
Solutions	7,854	13,897	25,392	35,030
Recurring services	15,274	13,726	46,050	39,537

	23,128	27,623	71,442	74,567

Research and development expenses	4,226	4,119	12,305	11,282
Selling, general and administrative expenses	15,801	16,380	46,601	44,469
Amortization of acquisition related intangible assets	252	252	756	1,209

Income from operations	2,849	6,872	11,780	17,607

Interest income	685	275	1,781	542
Interest expense	—	(129)	(31)	(513)
Other income (expense)	212	(89)	379	109

Income before taxes	3,746	6,929	13,909	17,745

Income taxes (benefit)	121	(104)	1,764	2,453

Net income	$3,625	$7,033	$12,145	$15,292

Net income per share — basic	$0.09	$0.20	$0.32	$0.43

Shares used in basic per share computation	38,251	36,060	37,970	35,965

Net income per share — diluted	$0.09	$0.18	$0.31	$0.40

Shares used in diluted per share computation	39,080	38,295	39,046	38,260

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Operating activities
Net income	$3,625	$7,033	$12,145	$15,292
Adjustments to reconcile net income to net cash provided by operating activities- depreciation and amortization	2,324	1,980	5,916	6,047
Other changes in operating activities	(1,616)	(6,621)	702	(10,276)

Net cash provided by operating activities	4,333	2,392	18,763	11,063

Investing activities
Purchases of property and equipment	(3,055)	(1,371)	(10,099)	(4,835)
Other	—	—	(300)	—

Net cash used in investing activities	(3,055)	(1,371)	(10,399)	(4,835)

Financing activities
Paydown of debt	—	(1,100)	(1,733)	(10,666)
Borrowings	—	—	—	8,000
Premium on early extinguishment of debt	—	—	—	(5)
Release of restricted cash	—	—	—	2,750
Exercise of stock options	314	915	2,392	2,618
Exercise of warrants	—	—	2,500	—

Net cash provided by (used in) financing activities	314	(185)	3,159	2,697

Effect of exchange rates on cash	(726)	804	(1,507)	811

Increase in cash and cash equivalents	866	1,640	10,016	9,736

Cash and cash equivalents, beginning of period	69,392	48,955	60,242	40,859

Cash and cash equivalents, end of period	$70,258	$50,595	$70,258	$50,595

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at February 28, 2005	37,196,216	$19	$85,421	$(12,931)	$(61)	$72,448

Net income	—	—	—	12,145	—	12,145

Foreign currency translation adjustment	—	—	—	—	(2,264)	(2,264)

Comprehensive income						9,881

Exercise of stock options	468,659	—	2,392	—	—	2,392

Exercise of warrants	621,304	—	2,500	—	—	2,500

Balance at November 30, 2005	38,286,179	$19	$90,313	$(786)	$(2,325)	$87,221

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005
Note A — Basis of Presentation
     We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. We derived the consolidated balance sheet at February 28, 2005 from the audited consolidated balance sheet at that date. We believe we have included all adjustments necessary for a fair presentation of the unaudited November 30, 2005 and 2004 consolidated financial statements. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with our audited financial statements and related notes for the three years ended February 28, 2005 included in our Annual Report on Form 10-K. Our Annual Report is available on our website at www.intervoice.com. Our operating results for the three and nine month periods ended November 30, 2005 are not necessarily indicative of the results that may be expected for our fiscal year ending February 28, 2006, as our results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of our sales, the sales channel mix of products sold, our ability to integrate the operations, products and customers of Edify Corporation (“Edify”) which we acquired on December 30, 2005 (See Note I), and changes in general economic conditions, any of which could have an adverse effect on our operations.
     Our consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Our total comprehensive income for the third quarter of fiscal 2006 and 2005 was $2.7 million and $8.1 million, respectively. For the nine month periods ended November 30, 2005 and 2004, total comprehensive income was $9.9 million and $15.7 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.
Note B — Inventory
     Our inventory consisted of the following (in thousands):

	November 30, 2005	February 28, 2005
Purchased parts	$3,067	$3,815
Work in progress	5,769	3,827

	$8,836	$7,642

Note C — Property and Equipment
     Our property and equipment consisted of the following (in thousands):

	November 30, 2005	February 28, 2005
Land and buildings	$16,901	$16,932
Computer equipment and software	39,791	34,004
Furniture and fixtures	2,744	3,345
Managed services equipment	15,977	12,510
Maintenance services equipment	8,414	9,267

	83,827	76,058
Less allowance for accumulated depreciation	(56,676)	(54,303)

Property and equipment, net	$27,151	$21,755

     At November 30, 2005, the balance in our computer equipment and software account included approximately $6.0 million in capitalized costs associated with our SAP implementation. Such costs will be depreciated over a five year estimated life. Depreciation on approximately $2.6 million of the total began during the third quarter of fiscal 2006 as certain elements of the SAP project were placed into service. Depreciation on the remaining balance will begin in fiscal 2007 as additional components of the system are placed in service.

Note D — Long-Term Borrowings
     We had no debt outstanding as of November 30, 2005. At February 28, 2005 our long-term debt was comprised of the following (in thousands):

February 28, 2005
Term loan, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.50% or the London Inter-Bank Offering Rate plus 2.25%, principal repaid in full during March 2005	$1,733
Less: current portion	(400)

Long-term debt, net of current portion	$1,333

     We have a $5.5 million revolving line of credit agreement with a bank. The credit agreement contains terms, conditions and representations that are generally customary for asset-based credit facilities including requirements that we comply with certain financial and operating covenants. As of November 30, 2005, we were in compliance with all such covenants. Any borrowings under the credit agreement would be secured by first liens on our accounts receivable, general intangibles, equipment, inventory and the real property and fixtures comprising our Dallas headquarters. We may borrow, partially or wholly repay our outstanding borrowings without penalty, and reborrow under the agreement so long as the total outstanding borrowings do not exceed $5.5 million. We had no amounts drawn under this line at November 30, 2005. The revolving line of credit agreement expires on January 31, 2007.
Note E — Income Taxes
     We recorded income tax expense of $0.1 million and $1.8 million, respectively, for the three and nine month periods ended November 30, 2005. These amounts resulted from a combination of tax expense provided at an estimated annual tax rate of 27%, a reduction in tax expense during the third quarter of fiscal 2006 of $0.7 million in connection with the completion and filing of our fiscal 2005 federal and state income tax returns and the favorable settlement of certain foreign tax liabilities, and a reduction in tax expense during the first half of fiscal 2006 of $1.0 million as a result of the favorable settlement of additional foreign tax contingencies. The 27% annual rate differs from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates.
     We recorded an income tax benefit of $0.1 million and income tax expense of $2.5 million, respectively, for the three and nine month periods ended November 30, 2004. These amounts resulted from a combination of tax expense provided at an estimated annual tax rate of 24%, a reduction in tax expense during the third quarter of fiscal 2005 totaling $0.9 million as a result of adjustments to domestic tax liabilities made in connection with the completion of our fiscal 2004 tax returns, and a reduction in tax expense during the third quarter of fiscal 2005 of $0.9 million as a result of a favorable tax settlement with a foreign government. As in fiscal 2006, the annual rate differed from the 35% U.S. federal statutory rate because of benefits realized from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates.
     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we have not reached a decision on whether or not the election will be beneficial to us. The range of possible amounts we are considering for repatriation under the AJCA is from $0 to $13.0 million. The related potential range of income tax expense associated with the repatriation is from $0 to $0.7 million. We expect to complete our evaluation of the effects of the repatriation provision during the fourth quarter of fiscal 2006.

Note F — Earnings Per Share

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
(in thousands, except per share data)	2005	2004	2005	2004
Numerator:

Net income	$3,625	$7,033	$12,145	$15,292

Denominator:

Denominator for basic earnings per share	38,251	36,060	37,970	35,965
Dilutive potential common shares
Employee stock options	829	1,835	1,005	1,883
Outstanding warrants	—	400	71	412

Denominator for diluted earnings per share	39,080	38,295	39,046	38,260

Net income per share:
Basic	$0.09	$0.20	$0.32	$0.43
Diluted	$0.09	$0.18	$0.31	$0.40
     Options to purchase 4,718,494 and 876,000 shares of our common stock at average exercise prices of $10.51 and $14.43 per share were outstanding during the three month periods ended November 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of our common shares during the applicable periods and, therefore, the effect would have been anti-dilutive. Options to purchase 1,479,644 and 941,500 shares of our common stock at average exercise prices of $13.09 and $13.65 were outstanding during the nine month periods ended November 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of our shares for the nine month periods.
     We account for our stock-based employee compensation using the intrinsic value method as defined in Accounting Principles Board Statement No. 25. Under this approach, we recognize expense at the grant date of an option only to the extent that the fair value of the related common stock at the grant date exceeds the exercise price of the option. In practice, we typically grant options at an exercise price equal to the fair value of the stock on the grant date, and, accordingly, we typically do not recognize any expense upon the granting of an option.
     Because we have elected this treatment, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” require disclosure of pro forma information which provides the effects on net income and net income per share as if we had accounted for our employee stock awards under the fair value method prescribed by SFAS No. 123. The Financial Accounting Standards Board has issued a revision to SFAS No. 123 (“SFAS No. 123R”) that requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options and other equity awards based on the grant date fair value of the equity instrument. This change in accounting for stock options will become effective for our fiscal year beginning March 1, 2006. We are still assessing the transition method we will use to implement SFAS No. 123R as well as the impact of the new statement on our Consolidated Statements of Operations.

     The following table illustrates the effect on net income and net income per share amounts for the three and nine month periods ended November 30, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Net income, as reported	$3,625	$7,033	$12,145	$15,292
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,615)	(1,598)	(5,854)	(3,996)

Pro forma net income	$1,010	$5,435	$6,291	$11,296

Net income per share:
Basic — as reported	$0.09	$0.20	$0.32	$0.43
Basic — pro forma	$0.03	$0.15	$0.17	$0.31
Diluted — as reported	$0.09	$0.18	$0.31	$0.40
Diluted — pro forma	$0.03	$0.14	$0.16	$0.30
Note G — Operating Segment Information and Major Customers
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, network portal solutions, messaging solutions, payment solutions, maintenance and support services, and managed services provided for customers on an outsourced or managed service provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and nine month periods ended November 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Voice automation/IVR solution sales	$9,749	$15,152	$30,954	$48,990
Network portal solution sales	689	2,244	7,417	4,442
Messaging solution sales	5,877	2,321	16,743	6,951
Payment solution sales	3,013	7,921	7,606	13,644

Total solution sales	19,328	27,638	62,720	74,027

Maintenance and support services revenues	15,589	15,298	45,964	44,293
Managed services revenues	6,094	5,425	18,880	16,217

Total recurring services revenues	21,683	20,723	64,844	60,510

Total sales	$41,011	$48,361	$127,564	$134,537

     Geographic Operations
     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and nine month periods ended November 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
North America	$22,105	$27,071	$67,508	$80,441
Europe	7,233	11,166	28,938	30,000
Middle East and Africa	5,201	6,055	17,146	15,562
Central and South America	4,831	2,520	10,207	4,883
Pacific Rim	1,641	1,549	3,765	3,651

Total	$41,011	$48,361	$127,564	$134,537

     Concentration of Revenue
     No customer accounted for 10% or more of our revenue for the quarter ended November 30, 2005. One customer, O2, accounted for approximately 11% of the Company’s total revenue during the quarter ended November 30, 2004. No customer accounted for 10% or more of our total revenue during the nine month period ended November 30, 2005. Revenue from O2 accounted for approximately 10% of the Company’s total revenue during the nine month period ended November 30, 2004.
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
     We offer certain products that can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. Our contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by Intervoice infringe a third party’s patent. None of our customers have notified us that RAKTL has claimed that any product provided by us infringes any claims of any RAKTL patent. Accordingly, we have not been required to defend any customers against a claim of infringement under a RAKTL patent. We have, however, received letters from customers notifying us of the efforts by RAKTL to license its patent portfolio and reminding us of our potential obligations under the indemnification provisions of our agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to us the defense of our products under contractual indemnity provisions. We have informed these customers that while we fully intend to honor any contractual indemnity provisions, we do not believe we currently have any obligation to provide such a defense because RAKTL does not appear to have made a claim that an Intervoice product infringes a patent. Some of these customers have disagreed with us and believe that the correspondence from RAKTL can be construed as claims against Intervoice products.
     Some of our customers have licensed certain rights under the RAKTL patent portfolio. Two such customers who had previously attempted to tender the defense of their products to us informed us that they have entered into agreements to license certain rights under the RAKTL patents and demanded we indemnify them for unspecified amounts, including attorney’s fees, paid in connection with the license agreements. We notified these customers that we believe we do not have any indemnity obligation in connection with the license agreements. We have received no further response from either customer.
     A customer of ours is one of several companies recently sued by RAKTL in the case of Ronald A. Katz Technology Licensing, L.P. v. Citibank, et al.; No. 505CV 142, pending in the United States District Court for the Eastern District of Texas, Texarkana Division. The customer has not asserted that we are obligated to indemnify and defend the customer in the lawsuit, but the customer has notified us under the indemnity paragraph of their sales agreement with us that the lawsuit could potentially impact one or more of their agreements with us. A customer of our recently acquired subsidiary, Edify, is also a defendant in the lawsuit and has asserted that Edify is obligated to indemnify the customer under the indemnity paragraph of its sales agreement. Edify told the customer that it does not believe it has an obligation to indemnify the customer in connection with the lawsuit.
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
     Daniel Wardiman, derivatively on behalf of Nominal Defendant, Intervoice-Brite, Inc. v. Daniel D. Hammond et. al., pending in federal district court in Dallas, Texas (case no. 3-05CV2114-N):
     One of our shareholders recently filed a shareholder derivative suit against certain current and former directors and officers. The suit alleges that these individuals breached their fiduciary duties to Intervoice during the fiscal year ended February 29, 2000 and during the first quarter of the fiscal year ended February 28, 2001. The alleged conduct is largely the same conduct that is the subject of the Barrie class action lawsuit discussed above. The shareholder filed the derivative suit after sending a letter, previously disclosed by us, demanding that Intervoice file suit against the defendants. We and the individual defendants believe there are meritorious defenses to this suit.
     Audit Committee Investigation
     In December 2004, our Audit Committee completed an investigation it had begun in August 2004 of certain transactions occurring during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee has reported the results of the investigation to, and we are cooperating with, the SEC. We are currently providing documents to the SEC in response to a subpoena requesting information about the transactions that were the subject of the investigation, and two of our employees, who are not officers, received subpoenas and have produced documents and provided testimony to the SEC. Our Audit Committee and its counsel are actively monitoring our response to the SEC, and they have conducted a review of certain documents and information provided to the SEC which we located after the Committee’s original investigation. Intervoice is also honoring our pre-existing obligation to indemnify two former officers of Intervoice who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation.
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
     The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that Intervoice improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal

2002, respectively. We and the SEC have agreed that Intervoice will not assert any defenses based on a statute of limitations with respect to any future claims by the SEC concerning the two transactions investigated by the Audit Committee that occurred during February 2000. As a result of work performed in responding to the SEC subpoena, the Committee has concluded that Intervoice also improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We are providing documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee further determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
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
     We are obligated under letters of credit totaling approximately $0.2 million issued by a bank to guarantee our performance under a long-term international managed services contract and to guarantee our performance under several proposals. These letters of credit expire during calendar 2006.
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
     Texas corporations are authorized to obtain insurance to protect officers and directors from certain liabilities, including liabilities against which the corporation cannot indemnify its officers and directors. We have obtained liability insurance for our officers and directors as permitted by Article 2.02-1 of the Texas Business Corporation Act. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit, or to other litigation based on claims that are substantially the same as those in the Barrie class action, and contain other customary provisions to limit or exclude coverage for certain losses and expenses.
     Note I — Acquisition of Edify Corporation
     On December 30, 2005, we acquired Edify, a Santa Clara, California – based company that provides enterprises with voice and speech solutions, from S1 Corporation for approximately $33.5 million in cash. We funded the purchase out of existing cash reserves.

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
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:
•	We may not be successful in integrating the operations and products, and retaining the customers, of Edify, and this could negatively impact our business. We believe we will be able to achieve certain cost savings and other synergies as a result of combining Intervoice and Edify, but there can be no assurance that such synergies will be realized. Our future success will depend in part upon our ability to integrate and operate Edify successfully with our business. Any inability to integrate the products of Intervoice and Edify while maintaining or increasing the market share that such products had prior to the merger could decrease the revenues historically generated from these products. Customers of Intervoice and Edify may delay their purchase of products or services from one or both companies to consider any potential implications the acquisition may have for products and services offered by either company. In addition, the integration process will require the dedication of management resources, which may temporarily distract attention from our day-to-day business. Our future success will also depend in part on our ability to retain and assimilate certain key employees of Edify. There can be no assurance that we will be able to efficiently integrate and operate Edify and its products with our business, maintain business relationships with Edify’s customers and retain and assimilate key employees of Edify. Failure to do so could have a material adverse effect on our results of operations or our financial condition. Edify provides products and services which are similar to our products and services and, accordingly, our Edify operations are generally subject to most of the other risk factors discussed in this Item 2.

•	We are prone to quarterly sales fluctuations. The sales value of an individual order for our solutions and services can range from a few thousand dollars to several million dollars depending on the complexity of our customer’s business need and the size of its operations. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are often unevenly distributed throughout the fiscal year. In addition, some of our sales transactions are completed in the same fiscal quarter as ordered. Our accuracy in estimating future sales is largely dependent on our ability to successfully qualify, estimate and close solution sales from our pipeline of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. The accuracy of our estimate of future sales is also dependent on our ability to accurately estimate the amount of revenue to be contributed from beginning backlog and revenue from cash basis customers during any fiscal quarter. This estimate can be affected by factors outside our control, including changes in project timing requested by our customers. Accordingly, our actual sales for any fiscal reporting period may be significantly different than any estimate of sales we make for such period. See the discussion entitled “Sales” in this Item 2 for a discussion of our system for estimating sales and trends in our business.

•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Note H of Item 1 “Financial Statements” of Part I of this quarterly report on Form 10-Q. We believe the pending lawsuits to which we are subject are without merit, and we intend to defend the matters vigorously. There can be no assurances, however, that we will prevail in these matters. Furthermore, we may become subject to claims, including claims by the government, or other adverse consequences arising from the findings of the Audit Committee investigation discussed in Note H. We, two of our former officers and two current employees who are not officers are currently responding to SEC subpoenas to produce documents and provide testimony about the transactions that were the subject of the investigation. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. We may be required to indemnify certain of our current and former directors and officers under existing arrangements in connection with the shareholder’s derivative suit in addition to the indemnification we are currently providing to certain individuals in connection with the class action lawsuit and the SEC investigation. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Item 1 or to other litigation based on claims that are substantially the same as the claims in the Barrie class action and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

•	We face intense competition based on product capabilities, and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Genesys, Avaya, Nortel, Comverse Technology, Huawei and Lucent Technologies. Many of our competitors have greater financial, technological and marketing resources than we have. Although we have committed substantial resources to enhance our existing products and to develop and market new products, there is no assurance we will be successful.

•	We may not be successful in transitioning our products and services to an open, standards-based business model. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on us to transition our products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. The shift to open standards will also challenge us to accurately estimate the level of R&D expenditures that will be necessary in future periods to comply with existing standards and, potentially, to migrate to new open standards. If we are unsuccessful in resolving one or more of these challenges, our revenues and profitability could decline.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers, including those of Edify. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, we license speech recognition technology from a small number of vendors. Two of these vendors, ScanSoft, Inc. and Nuance Communications, Inc., recently completed a merger of their organizations. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs to defend these claims. We believe software and technology companies, including Intervoice and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in accordance with indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available and, if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on our business, financial condition and results of operations.

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 46% and 44% of total sales for the fiscal quarters ending November 30, 2005 and 2004, respectively. International sales, personnel and property are subject to certain risks, including:
▪	terrorism;

▪	fluctuations in currency exchange rates;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

▪	tariffs and other barriers to trade;

▪	greater difficulty in protecting and enforcing intellectual property rights;

▪	general economic and political conditions in each country;

▪	loss of revenue, property and equipment from expropriation;

▪	import and export licensing requirements; and

▪	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.
•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of liquidated damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay liquidated damages in the past and may have to pay additional liquidated damages in the future. Any such future liquidated damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline.

•	The occurrence of force majeure events could impact our results from operations. The occurrence of one or more of the following events could potentially cause us to incur significant losses: acts of God, war, riot, embargoes, acts of civil or military authorities, acts of terrorism or sabotage, the spread of disease, fire, flood, explosion, earthquake, accident, strikes, radiation, inability to secure transportation, failure of communications, failure of utilities or similar events.
     Sales. Our total sales for the third quarter and first nine months of fiscal 2006 were $41.0 million and $127.6 million, respectively, a decrease of $7.4 million (15.2%) and $7.0 million (5.2%) as compared to the same periods of fiscal 2005. Solutions sales of $19.3 million and $62.7 million for the third quarter and first nine months of fiscal 2006 reflected decreases of 30.1% and 15.3%, respectively, over corresponding amounts for the same periods of fiscal 2005, while recurring services revenues of $21.7 million and $64.8 million reflected increases of 4.6% and 7.2%, respectively, over corresponding amounts for the same periods of fiscal 2005.
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, network portal solutions, messaging solutions, payment solutions, maintenance and support services, and managed services provided for customers on an outsourced or managed service provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and nine month periods ended November 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Voice automation/IVR solution sales	$9,749	$15,152	$30,954	$48,990
Network portal solution sales	689	2,244	7,417	4,442
Messaging solution sales	5,877	2,321	16,743	6,951
Payment solution sales	3,013	7,921	7,606	13,644

Total solution sales	19,328	27,638	62,720	74,027

Maintenance and support services revenues	15,589	15,298	45,964	44,293
Managed services revenues	6,094	5,425	18,880	16,217

Total recurring services revenues	21,683	20,723	64,844	60,510

Total sales	$41,011	$48,361	$127,564	$134,537

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and nine month periods ended November 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
North America	$22,105	$27,071	$67,508	$80,441
Europe	7,233	11,166	28,938	30,000
Middle East and Africa	5,201	6,055	17,146	15,562
Central and South America	4,831	2,520	10,207	4,883
Pacific Rim	1,641	1,549	3,765	3,651

Total	$41,011	$48,361	$127,564	$134,537

     International sales comprised 46% of our total sales during the third quarter of fiscal 2006, up from 44% during the third quarter of fiscal 2005.

     As identified in the preceding chart, the decrease in solutions sales for the third quarter and first nine months of fiscal 2006 as compared to the same periods of fiscal 2005 is comprised primarily of decreases in sales of voice automation/IVR and payment solutions partially offset by an increase in messaging solution sales. Voice automation/IVR sales for the quarter and nine months ended November 30, 2004 included $3.3 million and $8.1 million, respectively, recognized as a result of work performed during the quarter and nine month period on a $12.5 million sale for a major U.S. wireless telecommunications provider that was accounted for on a percentage of completion basis. We have had no similarly sized sales in fiscal 2006. The largest voice automation/IVR solution sales in the third quarter and first nine months of fiscal 2006 produced revenue of $0.5 million and $1.8 million, respectively. The decrease in voice automation/IVR sales between comparable periods of fiscal 2006 and fiscal 2005 is almost entirely focused geographically in our North America business and reflects a general softness in our IVR sales in fiscal 2006 in both our direct and reseller channels. The decline in our payment solution sales for the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 is comprised of reductions of $0.8 million to $1.5 million in each of our North American, Central and South American, European and Middle East and African markets. The increase in messaging solution sales for the quarter and nine months ended November 30, 2005 reflects the recognition of $2.5 million and $6.1 million, respectively, under the first two contracts for our new OMX messaging product. Both contracts are scheduled to be substantially complete by the end of fiscal 2006.
     The 4.6% increase in recurring services revenues for the third quarter of fiscal 2006 is comprised of growth of $0.3 million or 1.9% in maintenance and support services revenues and growth of $0.7 million or 12.3% in managed services revenues when compared to the third quarter of fiscal 2005. For the first nine months of fiscal 2006 maintenance and support services revenues grew $1.7 million or 3.8% and managed services revenues grew $2.7 million or 16.4% as compared to the first nine months of fiscal 2005. Managed services revenues include revenues from an international managed services customer for which we recognize revenue on a cash basis. Such revenues totaled $0.2 million for the third quarter of fiscal 2006 as compared to $0.0 million for the third quarter of fiscal 2005 and $1.6 million for the first nine months of fiscal 2006 as compared to $0.4 million for the first nine months of fiscal 2005. The remainder of the increase in managed services revenue for the referenced periods is primarily the result of increased revenues from existing customers.
     No customer accounted for 10% or more of revenue for the quarter or nine months ended November 30, 2005. One customer, O2, accounted for approximately 11% of our revenue for the quarter ended November 30, 2004 and for approximately 10% of our revenue during the nine month period ended November 30, 2004. Revenue recognized under one long term managed services contract with O2 totaled approximately $1.8 million and $2.6 million for the quarters ended November 30, 2005 and 2004, respectively, and $6.5 million and $7.5 million for the nine month periods ended November 30, 2005 and 2004, respectively. At current exchange rates, the contract is expected to yield managed services revenue of approximately $0.6 million per month through the completion of the contract in July 2006.
     We use a system combining estimated sales from our recurring services contracts, our backlog of committed solutions orders and our “pipeline” of solutions sales opportunities to estimate sales and trends in our business. For the quarters ended November 30, 2005 and 2004, sales were sourced as follows:

	Three Months Ended November 30
	2005	2004
Sales from recurring services and support contracts, including contracts for managed services	53%	43%
Sales from beginning solutions backlog	29%	45%
Sales from the quarter’s pipeline	18%	12%

	100%	100%

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

     Our backlog is made up of customer orders for solutions for which we have received complete purchase orders and which we expect to ship within twelve months. Backlog as of the end of our last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
November 30, 2005	$29,915
August 31, 2005	$30,265
May 31, 2005	$28,473
February 28, 2005	$35,446
November 30, 2004	$35,166
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
     As previously described, we acquired Edify on December 30, 2005, subsequent to the close of our third quarter of fiscal 2006. The Edify operations will thus contribute sales and bookings to our operations during the last two months of our fourth fiscal quarter. Because we just acquired Edify, any estimate of future revenues or bookings associated with our Edify operations is speculative. Prior revenues for Edify reported by its former parent, S1 Corporation, may not be indicative of future revenues for a variety of reasons including those discussed in the Cautionary Disclosures to Qualify Forward Looking Statements in Item 2 of this Quarterly Report.
     Cost of Goods Sold. Cost of goods sold for the third quarter and first nine months of fiscal 2006 was approximately $17.9 million or 43.6% of sales and $56.1 million or 44.0% of sales, respectively. This compares to $20.7 million or 42.9% of sales and $60.0 million or 44.6% of sales for the third quarter and first nine months of fiscal 2005. Cost of goods sold on solution sales was $11.5 million or 59.4% of solution sales and $37.3 million or 59.5% of solution sales for the third quarter and first nine months of fiscal 2006 as compared to $13.7 million or 49.7% and $39.0 million or 52.7% for the third quarter and first nine months of fiscal 2005. A significant portion of our solutions cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume.
     Cost of goods sold on recurring services revenues was $6.4 million or 29.6% of recurring services revenues and $18.8 million or 29.0% of such revenues for the third quarter and first nine months of fiscal 2006 as compared to $7.0 million or 33.8% and $21.0 million or 34.7% for the same periods of fiscal 2005. The decrease as a percent of sales reflects cost reductions, the effect of greater cash basis managed service revenues recognized in fiscal 2006 as compared to fiscal 2005 and the improved leverage associated with the increase in managed service sales volumes to other existing managed service customers.
     Research and Development Expenses. Research and development expenses during the third quarter and first nine months of fiscal 2006 were $4.2 million or 10.3% and $12.3 million or 9.6% of our total sales as compared to $4.1 million or 8.5% and $11.3 million or 8.4% of our total sales for the same periods of fiscal 2005. Most of the increase in year over year R&D expenditures relates to the continued investment in various research and development initiatives involving packaged applications and voice over IP (“VoIP”) as well as network product offerings.
     Our research and development spending is focused in five key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprise, wireless, and fixed line providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These applications are branded under the product name Omvia Voice Framework and are scheduled for release in the fourth quarter of fiscal 2006. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications, which are designed to operate in both J2EE and Microsoft’s®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers”, and call processing infrastructure based on open standards such as SALT, VoiceXML and CCXML. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return on investment by providing many commonly used, configurable functions that can be deployed more quickly than can custom applications. Certain of these applications are currently available under the product name Omvia Voice Express. Finally, we are developing modular productivity and communications applications for wireless and fixed-line applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are branded under the product name Omvia Media Exchange and are scheduled for release in the fourth quarter of fiscal 2006.
     We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses during the third quarter and first nine months of fiscal 2006 were approximately $15.8 million or 38.5% of our total sales and $46.6 million or 36.5% of our total sales. SG&A expenses for the same periods of fiscal 2005 were $16.4 million or 33.9% and $44.5 million or 33.1% of our total sales. Our SG&A expenses included approximately $0.1 million and $1.1 million for the third quarter and first nine months of fiscal 2006, respectively, related to producing documents and providing testimony to the SEC in connection with the transactions that were the subject of the Audit Committee investigation described in Item 1 of this Form 10-Q. Such costs for the third quarter and first nine months of fiscal 2005 were $1.5 million and $1.6 million, respectively. We expect to continue to incur investigation costs during at least the remainder of fiscal 2006 and part of fiscal 2007.
     Income Taxes. We recorded income tax expense of $0.1 million and $1.8 million, respectively, for the three and nine month periods ended November 30, 2005. These amounts resulted from a combination of tax expense provided at an estimated annual tax rate of 27%, a reduction in tax expense during the third quarter of fiscal 2006 of $0.7 million in connection with the completion and filing of our fiscal 2005 federal and state income tax returns and the favorable settlement of certain foreign tax liabilities, and a reduction in tax expense during the first half of fiscal 2006 of $1.0 million as a result of the favorable settlement of additional foreign tax contingencies. The 27% annual rate differs from the 35% U.S. federal statutory rate primarily because of expected benefits to be realized from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates.
     We recorded an income tax benefit of $0.1 million and income tax expense of $2.5 million, respectively, for the three and nine month periods ended November 30, 2004. These amounts resulted from a combination of tax expense provided at an estimated annual tax rate of 24%, a reduction in tax expense during the third quarter of fiscal 2005 totaling $0.9 million as a result of adjustments to domestic tax liabilities made in connection with the completion of our fiscal 2004 tax returns, and a reduction in tax expense during the third quarter of fiscal 2005 of $0.9 million as a result of a favorable tax settlement with a foreign government. As in fiscal 2006, the annual rate differed from the 35% U.S. federal statutory rate because of benefits realized from the use of previously reserved net operating losses and from the effect of non-U.S. tax rates.
     On October 22, 2004, the AJCA was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we have not reached a decision on whether or not the election will be beneficial to us. The range of possible amounts we are considering for repatriation under the AJCA is from $0 to $13.0 million. The related potential range of income tax expense associated with the repatriation is from $0 to $0.7 million. We expect to complete our evaluation of the effects of the repatriation provision during the fourth quarter of fiscal 2006.
     Income from Operations and Net Income. We generated operating income of $2.8 million and $11.8 million during the third quarter and first nine months of fiscal 2006 compared to $6.9 million and $17.6 million for the same periods of fiscal 2005. The reduction in operating income resulted primarily from the decline in solution sales offset, in part, by increases in recurring services sales and a slight improvement in overall margin. We generated net income of $3.6 million and $12.1 million during the third quarter and first nine months of fiscal 2006 compared to $7.0 million and $15.3 million for the third quarter and first nine months of fiscal 2005. Net income for the nine month period ended November 30, 2005 compared to the nine month period ended November 30, 2004 reflects the operating results described above, a reduction in interest expense and an increase in interest income.
     Liquidity and Capital Resources. We had approximately $70.3 million in cash and cash equivalents at November 30, 2005, with no borrowings under our long-term debt facilities. Our cash balances increased $0.9 million during the three months ended November 30, 2005, with operating activities providing $4.3 million of cash, net investing activities using $3.1 million of cash and net financing activities providing $0.3 million in cash.
     Operating cash flow for the quarter ended November 30, 2005 resulted primarily from our profitability for the quarter and reductions in our receivables balances. Our days sales outstanding of accounts receivable remained at 56 days.
     For sales of certain of our more complex, customized systems (generally ones with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $5.4 million (21.4% of total net receivables) at November 30, 2005, down $1.6 million from August 31, 2005. We expect to bill and collect unbilled receivables as of November 30, 2005 within the next twelve months.
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
     We used $3.1 million of cash on investing activities during the third quarter of fiscal 2006, primarily for the purchase of computer equipment. Approximately $0.5 million of this amount related to increases in our managed services infrastructure. The remainder was primarily related to our overall computing environment. At November 30, 2005, the balance in our computer equipment and software account included approximately $6.0 million in capitalized costs associated with our SAP implementation. Such costs will be depreciated over a five year estimated life beginning in the third quarter of fiscal 2006 and in fiscal 2007 as the various components of the system are placed in service.
     During the quarter ended November 30, 2005, our financing activities provided $0.3 million in net cash flow. Our option holders exercised options for 0.1 million shares of common stock and, in so doing, provided us with $0.3 million in cash.
     On December 30, 2005, we acquired Edify, a Santa Clara, California — based company that provides enterprises with voice and speech solutions, from S1 Corporation for approximately $33.5 million in cash. We funded the purchase out of existing cash reserves.
     Adequacy of Cash Reserves. We believe our cash reserves and internally generated cash flow along with any cash availability under our line of credit will be sufficient to meet our cash requirements for at least the next twelve months. As of November 30, 2005, we were in compliance with all financial and operating covenants under our $5.5 million revolving line of credit agreement.
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
     Changes in internal control. There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing a new company-wide ERP system. During the third quarter of fiscal 2006, we implemented the payroll module of this system and modified certain of our internal controls related to payroll processing.

PART II. OTHER INFORMATION
Item 1 Legal Proceedings
     See “Intellectual Property Matters”, “Pending Litigation” and “Audit Committee Investigation” in Note H in Item 1 of Part I of this quarterly report on Form 10-Q.
Item 1A Risk Factors
     See the disclosures set forth in Cautionary Disclosures to Qualify Forward Looking Statements in Item 2 of Part 1 of this Form 10-Q.
Item 6 Exhibits
     (a) Exhibits

2.1	Agreement and Plan of Merger dated November 18, 2005 by and among S1 Corporation, Edify corporation, Edify Holding Company, Inc., Intervoice, Inc. and Arrowhead I, Inc. (7)

3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Third Restated Bylaws of Registrant. (6)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (4)

4.2	Securities Purchase Agreement, dated as of May 20, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (5)

4.3	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)

4.4	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

10.1	Statement of Terms and Conditions of Employment for Francis Sherlock. (8)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (8)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (8)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (8)*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (8)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2006.

(8)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.
Date: January 9, 2006	By:	/s/ MARK C. FALKENBERG
Mark C. Falkenberg
Chief Accounting Officer

Index to Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated November 18, 2005 by and among S1 Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc. and Arrowhead I, Inc. (7)

3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Third Restated Bylaws of Registrant. (6)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (4)

4.2	Securities Purchase Agreement, dated as of May 20, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (5)

4.3	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)

4.4	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

10.1	Statement of Terms and Conditions of Employment for Francis Sherlock. (8)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (8)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (8)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (8)*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (8)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2006.

(8)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.