Form 10-K
period 2006-02-28
INTERVOICE INC
filed 2006-05-15
CIK 764244

As Filed with the Securities and Exchange Commission on May 15, 2006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2006
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
Title of Each Class
Common Stock, No Par Value
Preferred Share Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐         Accelerated Filer ☑         Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐         No ☑
     Aggregate Market Value of Common Stock held by Nonaffiliates as of August 31, 2005: $358,060,064
     Number of Shares of Common Stock Outstanding as of April 25, 2006: 38,508,946
Documents Incorporated by Reference
     Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which such document is incorporated:
     (1) Proxy Statement for the 2006 Annual Meeting of Shareholders — Part III.

PART I

Item 1.	Business
Overview
      Intervoice, Inc. (NASDAQ: INTV) is a leading provider of software solutions to automate and personalize access to information and services. We operate as a single, integrated business unit that focuses on two primary markets — the enterprise and network provider markets. We offer these markets flexible, scalable, integrated software platforms, powerful development and reporting tools, a selection of customized and packaged software applications, and comprehensive consulting services and post-sale support. Our enterprise software solutions and consulting services allow businesses to lower the cost of their call center operations while enhancing their customers’ and employees’ experience and building brand loyalty. Our solutions product suite for network providers, including next generation Internet Protocol (IP)-based voice messaging, text messaging, voice portal and payment systems, provides operators with revenue generating services that meet growing consumer demand for enhanced services and multi-modal access from anyplace at anytime.
      Intervoice is dedicated to providing enterprise self-service solutions and value added services for the network service provider industry. Our enterprise customer base is among the largest in the industry. We have deployed more than 20,000 systems, and our customers include 34 of the Fortune 100. Our network provider customers include some of the largest providers of mobile services. We are also an industry leader in the deployment of “standards based” systems, with over 37,000 VoiceXML (Voice eXtensible Mark-up Language) ports sold through February 2006.
      The foundation of our success lies in a strategy that is influenced by three market trends. First, the contact center is undergoing a technology and service quality transformation driven by the adoption of industry standard IP-based platforms and applications along with growing demand for personalized services. Second, network and call processing technologies are converging into a single IP-based infrastructure. Third, demand for quality multi-media services and applications that are available to users anytime, anywhere from any device type is experiencing significant growth.
      Intervoice’s strategy is not only guiding our development of IP-based products, but it is also guiding our focus on providing more intelligent customer interactions at all levels. The growing adoption of IP and open standards facilitates our efforts and provides great benefits for our customers. We offer a standards-based software platform with an infrastructure that supports multiple application types and solutions. This innovative approach benefits both our enterprise and network provider customers. We also help network providers accelerate the rate at which they can bring new offerings to their subscribers through tools that support third-party development of applications that were previously created in a proprietary way exclusively by platform vendors. In addition, we are bringing new levels of quality to voice and speech self-service through our expert consulting services group, which is one of the most experienced in the industry. Our focus on delivering quality solutions with exceptional usability helps our customers and their callers accomplish their goals in a pleasing and enjoyable manner.
      We offer our solutions as a customer premise sale/license or as a managed service. Our activities in both the enterprise and network markets are supported by shared resources in the sales, operational support, research and development and administrative areas. Our corporate headquarters is in Dallas, Texas, and we have sales and/or customer service locations throughout the world, including offices in Europe, the Middle East, Africa, South America and Asia. We sell our products through a direct sales force and through an established network of distributors, system integrators and channel partners. For the fiscal year ended February 28, 2006, we reported revenues of approximately $168.1 million, including $78.1 million of solution sales, $64.4 million of maintenance and related service revenues and $25.6 million of managed service revenues. Sales to North American customers totaled $92.1 million or 55% of total sales for the year.
      Intervoice was founded in 1983, and for more than two decades we have provided innovative solutions to meet our clients’ business needs. Intervoice is committed to delivering end-to-end solutions that are compliant with industry standards, are hardware independent, and integrate seamlessly with other systems and product solutions. We support standards including VoiceXML and SALT (Speech Application Language Tags) specifications for voice-enabled web applications, and J2EE and Microsoft’s®.NET for enterprise software architectures. We also support CCXML (Call Control eXtensible Mark-up Language) and lead the industry in deployed ports for VoiceXML, CCXML and SALT. We continuously assess evolving industry standards and are actively involved in industry associations such as the VoiceXML Forum, the Internet Engineering Task Force and the SALT Forum, as well as network-focused organizations such as the 3GPP (IMS), the GSM Association, TMIA, VMA and AVIOS.
      Intervoice also delivers unique value through the integration of industry standard hardware and software provided by our numerous alliance partners. These strategic relationships are an integral part of our product strategy and allow us to create voice automation solutions tailored to meet each customer’s specific business needs. We have forged alliances with leading technology companies, including Intel, HP, BEA, Nuance and Microsoft.
The Acquisition and Merger of Edify Corporation
      In December 2005, we completed the acquisition of Edify Corporation (“Edify”), a former competitor in the enterprise market. While Edify was smaller in revenues and personnel than Intervoice, Edify possessed a diverse customer base and marketing strengths that, when added to the capabilities of Intervoice, allow the combined company to enhance its position of leadership in the enterprise voice self-service market. The acquisition was structurally a merger, with key individuals from Edify taking leadership roles, and the vast majority of personnel being retained in both companies to form the new larger entity.
Products and Services
      Intervoice is a leader in providing converged voice and data solutions and related services. We sell solutions that allow customers to access account data or order services from a company at a time they find convenient, using a communication device they find convenient (e.g. phone, computer, PDA, etc.) and without the need to wait for an available company representative or agent. We also sell solutions that support the use of prepaid phone services and various advanced phone messaging activities. When we use the term “solutions sales” in this Annual Report, we mean the sale of hardware and/or software applications and the related consulting services associated with designing, developing, integrating, installing and testing custom applications to perform these functions. When we use the term “recurring services,” we mean the sale of maintenance and software upgrade offerings and the provision of customized solutions to customers on a managed service basis.

The Intervoice Solutions Framework
      In late fiscal 2006, Intervoice created a go-to-market framework designed to simplify and illustrate the commonality of our products and services across our two addressed markets. This framework, called the Intervoice Solutions Framework (ISF), divides all Intervoice offerings into Platforms and Tools, Applications, and Services, all of which are centered around a core software element called Home Zone. Home Zone which includes patent-pending technology, is currently incorporated in our software platform allowing callers easy, single-session management of service selections and personal profiles to obtain a customized communications experience. Home Zone enables applications on the platform to take full advantage of all platform features and capabilities and provides carriers a services management capability which enhances the provisioning, administration and billing of mobile applications. The ISF Platform is an IP-based software platform that bridges the gap between TDM and IP networks. It supports our own W3C compliant VXML and CCXML browsers as well as our new development environment called Studio. The ISF fully accommodates a converged network and at the same time provides access to software components and services that can be implemented and shared among discrete business functions.

Enterprise Solutions

Intervoice Interactive Voice Response
      Intervoice is a recognized market leader in the creation and deployment of Interactive Voice Response (IVR) solutions for businesses. Our IVR solutions allow organizations of all types to automate their communications, reduce costs and improve interactions with customers, employees and business partners. Our solutions provide callers with access to information when, where, and how they want to receive it using speech-enabled and touch-tone interfaces that have been designed and optimized for usability — in other words, designed with the callers’ needs in mind. As speech recognition and text-to-speech technologies gain acceptance as natural user interfaces, our solutions allow for the automation of interactions previously seen as too complex for a traditional touch-tone interface. Businesses use our solutions to streamline access to account information, allow for secured access to sensitive information through voice verification, change or correct name and address information, and support workforce management activities. Enterprise-wide applications also enable customers to order products, activate accounts, pay bills, enroll for college courses, apply for jobs, execute securities trades, re-charge prepaid accounts and many other increasingly complex interactions. All of these applications can be designed to give our customers the ability to offer their callers easy access to information and an exceptional user experience.

Intervoice Media Exchange for Enterprise
      Intervoice Media Exchange for Enterprise is our advanced software-based platform that can be used to create and manage voice-based solutions. Media Exchange is built on the Intervoice Solutions Framework. Media Exchange delivers a flexible, modular and highly scalable design (built upon open industry standards including VoiceXML, SALT, VoIP, ccXML and others) that encourages the seamless integration of Web and enterprise-based systems into intuitive speech-enabled solutions with a clear business return on investment (“ROI”).
      Companies in a wide range of industries use our enterprise solutions to drive operational efficiencies. Our software delivers a true end-to-end converged voice and data solution and supports best-of-class deployments through our alliance partnerships with the leading names in information technology. Our software modules can be implemented individually to meet specific requirements or applied as a comprehensive solution to achieve enterprise-class voice automation results. The modules include leading technologies, proven applications, an award-winning development environment, and intuitive management tools that are backed by comprehensive professional consultation services and technical support. The modules can be deployed in a customer premise or hosted managed service environment.

Horizontal Applications
      Intervoice Media Exchange delivers voice automation applications and solutions through a spectrum of easily re-usable application modules and components that can be bundled together or used separately. Our solutions combine horizontal applications, server-side software modules and components with our world-class consulting services to deliver an exceptional user experience. Horizontal solutions include:

Personalize IT — a rules-based engine that enables the IVR to adapt its interaction with a user based on prior interactions

Survey Automation — provides an automated and confidential method of surveying customers, callers and clients

Auto-Attendant — provides an easy and automated way to self direct calls in place of a live operator

Locator Automation — portal application that provides callers with detailed location information about nearby ATMs, stores or other destinations

Password Reset (Identifier) — provides callers with a means to reset their password in the event they forget or lose it without going through an agent

Authenticator — provides voice authentication of a caller for access to sensitive or confidential applications or information

Connect IT — a comprehensive contact center solution for routing calls and data associated with calls

Voice IT for BEA — working with BEA’s WebLogic Portal, VoiceIT accelerates a customer’s deployment for fully integrated, multi-channel customer service solutions

Service IT (Dispatch) — delivers voice-enabled, packaged solutions for improving the productivity of mobile workforces while reducing the cost to support them

Vertical Applications
      Intervoice offers industry-specific vertical solutions, applications and reusable software modules. Our proven, pre-built components help accelerate development for faster ROI for our customers. Our offerings address needs in the following industries:

Banking & Financial Services
Healthcare
Public Sector
Retail & Manufacturing
Telecommunications
Transportation & Travel
Utilities
Network Provider Solutions
      We offer network providers an array of revenue generating solutions that include next generation IP-based messaging and media management applications, traditional Intelligent Network (IN)-based voice and text messaging applications and prepaid payment solutions. To date, our network provider solutions have primarily been sold to wireless network providers in Latin America, Europe, the Middle East and Africa.

Media Exchange for Networks
      Media Exchange for Networks is a flexible, IP-based multimedia enhanced services platform designed specifically for mobile network operators, cable service providers and fixed line operators. It is based on the ISF and designed specifically for high availability. It includes a customizable mix of multimedia service options including next generation messaging, voice activated dialing, web user interfaces, voice portal, calendar management and text to speech capabilities. Media Exchange offers a touch tone, voice and web user interface.
      Our Media Exchange solution helps network providers accelerate the rate at which they can bring enhanced services to market. Our standards-based software platform incorporates tools which support third-party application development and provides easy access to enhanced services by subscribers through the Home Zone. Each unique combination of enhanced services allows network providers to offer their subscribers a differentiated service that can enhance their brand, increase revenue per subscriber and increase subscriber loyalty and retention.
      The Media Exchange suite of solutions includes the following packaged application options:

Communicator — next-generation voice mail and unified messaging functionality offering a common message store and common data base;

Video Mail — a store and forward video solution for messaging

Media Messaging — a media-independent message deposit utility that allows subscribers to record a voice message and have it delivered as a Multi-Media Message (MMS);

Voice Activated Dialing — a solution which lets end users create their own address books, store contact information and initiate calls with voice dialing

Messaging
      Our traditional, IN-based messaging solutions include voicemail, short message service (SMS) and missed-call notification. Our messaging suite incorporates a range of advanced features, including intelligent call return, mailbox-to-mailbox messaging, universal mailboxes, missed-call alerts and conditional personal greetings. Our applications support network operators in their efforts to build subscriber counts, loyalty and usage.

Portal
      Our Media Exchange portal applications allow subscribers instant access to information content and entertainment services via a voice or touch-tone user interface or through a web browser. Portal applications include access to horoscope information, sports, weather, traffic and financial data and can be “branded” and customized to enhance subscriber loyalty and revenues.

Payment
      We provide a range of products and services that allows network operators to offer prepaid services. Operators can offer prepaid telephony services to facilitate subscriber acquisition and usage in selected markets where subscribers prefer to pay by cash or where collection might be an issue. We support a wide range of prepaid services, including prepaid calling cards, prepaid residential, prepaid wireless and automated operator services. Our prepaid solutions integrate seamlessly with other telco-grade, revenue-generating applications, including our messaging and portal solutions.
      Intelligent Network Prepaid can be deployed to provide enhanced flexibility and efficiency in both wireline and wireless networks. Network operators use IN Prepaid solutions to manage rapid subscriber growth, provide cost-effective roaming, and boost subscriber satisfaction.
Consulting Services
      Intervoice offers the services of solution engineers, designers, developers and other consulting services specialists who provide our customers the benefit of the experience we have gained in the development of thousands of custom touch-tone and speech-enabled solutions. We offer customers a single source for needs assessment and application design, voice user interface (VUI) design, system integration, project management, effective training and optimization of their custom solution. Our consulting services team is one of the most experienced in the industry, with approximately 175 designers, developers, and project implementation professionals. This team also possesses one of the highest concentrations of industry-recognized leaders in human factors and voice user interface design. Customers using our consulting services can access our industry-unique Center for User Experience (CUE) testing lab, as well as analysis based on caller goal completion rates and our Usability Grade Testing Metric that helps measure a voice application’s ease of use. Our consulting services are designed to reduce the time and cost of speech automation deployments, improve customer communication and satisfaction, and drive higher return-on-investment performance through increased transaction resolution rates.
Recurring Services

Maintenance and Software Support
      Intervoice offers the services and support needed to keep our solutions running at peak efficiency. We understand customers’ requirements to protect their investment through world-class technical support that is accessible, effective and responsive to the customers’ business requirements and objectives.
      To provide this long term support, we maintain a customer support program called RealCare®. The RealCare support program provides comprehensive hardware and software support and maintenance services on up to a 24/7/365 basis. RealCare allows our customers to reduce production costs and extend the useful lives of their systems, while driving new revenue and improving customer loyalty and satisfaction.

      RealCare includes a wide variety of service options, including: Maintenance and Technical Support for anywhere/anytime tech support from an international team of voice application specialists; Remote Monitoring Services that can be combined with various warranty and post-warranty plans to monitor the “heartbeat” of a voice solution; Software Services Program, a subscription-based service that provides convenient, cost-effective software upgrade solutions; and a Disaster Recovery service that includes full planning, support and system redundancy for key business systems.

Managed Services
      All of our products and support services are available for purchase or as a component of a flexible Managed Services solution. We offer a suite of Managed Services designed to give enterprises and network operators access to leading edge solutions while reducing the cost and risk of deploying state-of-the-art voice automation. Hosted applications also enable incremental and rapid integration of emerging technologies, as well as easier migration to speech-enabled services employing VoiceXML and SALT, and next-generation network environments such as 2.5G, 3G, GPRS, IN and SIP-based VoIP.
      Intervoice supplies managed services for some of the world’s largest financial institutions, other enterprises and network operators with highly stringent network uptime and performance demands. Intervoice supports these customers from secure, inter-networked hosting locations in Cambridge in the U.K., and Orlando, Florida and Dallas, Texas in the U.S. We also have hosting agreements with MCI and AT&T which enable us to deploy our solutions and services in most developed countries in the world.
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
Competition
      The markets we serve are fragmented and highly competitive. The principal competitive factors in our markets include breadth and depth of solution, product features, product scalability, consulting services, maintenance services, the ability to implement solutions, and the creation of a referenceable customer base. Our major competitors in our enterprise market are Nortel, Genesys, a division of Alcatel, and Avaya. All three of these companies are larger companies than Intervoice and focus on a larger product portfolio. In addition, with respect to the provision of consulting services, we also compete with Nuance Communications, our supplier of advanced speech recognition and text-to-speech licenses. Each of these competitors offers compelling value propositions to the marketplace, but they do not provide all elements needed for complete enterprise self-service solutions without the aid of partners. We believe that our long history and unmatched product line of speech-enabled solutions, combined with our consulting services and our extensive customer base, allow us to compete favorably in this market. The market is evolving rapidly, however, and we anticipate intensified competition not only from traditional vendors but also from emerging vendors with non-traditional technologies and solutions. There also continue to be small venture-funded companies that attempt to build success from the exploitation of the installed base of larger companies like Intervoice.

      Competition in our enhanced network services market ranges from large telecommunication suppliers offering turnkey, multi-application solutions to “niche” companies that specialize in a particular enhanced service such as prepaid, voicemail or voice services such as voice activated dialing. Our primary competitors in this market are suppliers such as Comverse Technology, Lucent Technologies and Unisys that provide a suite of enhanced services. Other companies that compete with us in various niche geographic and/or product markets include TellMe, Openwave, Tecnomen, Glenayre and LogicaCMG.
      We believe that with our current suite of integrated and interoperable payment, messaging and portal services, IP-based platform, our flexible business models, and our consulting service offerings, we compare favorably with our competition. Nevertheless, we anticipate that competition will continue from existing and new competitors, some of which have greater financial, technological and marketing resources and greater market share than we have.
Sales and Marketing
      We market our products directly, with a global sales force, and through more than 80 domestic and international distributors. We enter into arrangements with distributors to broaden distribution channels, to increase our sales penetration in specific markets and industries and to provide certain customer services. We select distributors based on their access to the markets, industries and customers that are candidates for Intervoice products. Our direct sales force consists of approximately 85 sales directors and representatives worldwide. During fiscal 2006, 63% of our solutions sales was attributable to direct sales to end-users and 37% came from sales to distributors.
      Our major domestic distributors include DDV, EDS, Fiserv (multiple business units), Nextira One, Black Box, Siemens Business Communications, Symitar Systems, Verizon and Vexis. Our major international distributors include Ericsson (Worldwide), Information Technologies Australia (Australia), ITApps (China), IVRS (Hong Kong, China), Loxbit (Thailand), NextCom K.K. (Japan), Black Box (Canada), OLTP (Venezuela and the Caribbean), Promotora Kranon (Mexico), Siemens AG (Worldwide), Switch (Chile), Tatung (Taiwan), Telia Promotor (Sweden), Voice Outsourcing (Latin America and the Caribbean) and Wittel (Brazil).
      Intervoice subsidiaries maintain offices in the U.K., Germany, Switzerland, the Netherlands, the United Arab Emirates, and South Africa to support sales throughout Europe, the Middle East and Africa. A company office located in Singapore supports sales in the Pacific Rim. We support Latin American sales from our Dallas headquarters and through a regional office in Brazil.
      Our international revenues were 45% of total revenues in 2006 and 41% of total revenues in fiscal 2005 and 2004. See Risk Points under Item 1A for a discussion of risks attendant to our international operations.
      See Sales in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on sales by product line and geographic area and concentration of revenue.
Strategic Alliances
      Intervoice continues to build strategic relationships with leading companies in key industries. We have established relationships with software and technology solution companies, system integration companies and niche market players. These alliances enhance our value proposition as delivered through our product line, strengthen our ability to deliver end-to-end solutions, and extend our market reach.
      In fiscal 2006, we expanded our relationship with BEA Systems, forming a sales and marketing alliance, where Intervoice expects to provide services in cooperation with BEA to their customers, bringing the voice channel to web-based self service. We also expanded our relationship with Intel, now reselling both telephony cards and HMP (host-managed processing) software for routing calls in voice platforms. We continue to collaborate with Microsoft in a joint technology and marketing alliance to help make speech recognition solutions mainstream with the implementation of SALT standards-based solutions along with the Microsoft Speech Server products.

      We continue to work closely with leaders of the speech technology industry. We work with Nuance to develop and bring to market speech recognition and text-to-speech solutions, and we leverage Nuance speech software in our solutions to give people access to information and services anywhere, anytime.
Backlog
      Our solutions backlog at February 28/29, 2006, 2005 and 2004, which does not include the contracted value of future maintenance and managed services to be recognized, was approximately $34 million, $35 million, and $32 million, respectively. We generally expect all existing backlog to be delivered within fiscal 2007. Some of our sales are completed in the same fiscal quarter as ordered. Thus, our backlog at any particular date may not be indicative of actual sales for any future period.
Research and Development
      Research and development expenses were approximately $18 million, $16 million and $15 million during fiscal 2006, 2005 and 2004, respectively, and included the design of new products and the enhancement of existing products.
      Our research and development spending is focused in five key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These software platforms are branded under the name Media Exchange. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications which are designed to operate in both J2EE and Microsoft’s®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML and SALT. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used, configurable functions that can be deployed more quickly than can custom applications. Finally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are also branded under the product name Media Exchange.
      We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
Proprietary Rights
      We believe our existing patent, copyright, license and other proprietary rights in our products and technologies are material to the conduct of our business. To protect these proprietary rights, we rely on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 28, 2006, we owned 80 patents, 5 of which were acquired in the acquisition of Edify Corporation, and had 34 pending applications for patents in the United States. In addition, we have registered “Intervoice” as a trademark in the United States, along with 259 other registered trademarks and service marks. Some of our patents and marks are also registered in certain foreign countries. We also have 7 registered copyrights. Our software and other products are generally licensed to a customer under the terms of a nontransferable license agreement that restricts the use of the software and other products to the customer’s internal purposes. Although our license agreements prohibit a customer from disclosing proprietary information contained in our products to any other person, it is technologically possible for our competitors to copy aspects of our products in violation of our rights. Furthermore, even in cases where we hold patents, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The unauthorized use of our proprietary information by our competitors could have a material adverse effect on our business, operating results and financial condition.
      We provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review and opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Although no such litigation is currently pending against us, owners of patents and/or copyrighted works have previously sued us alleging infringement of their intellectual property rights. As noted above, we currently have a portfolio of 80 patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement. In certain situations, it might be beneficial for us to cross-license certain of our patents for other patents which are relevant to the call automation industry. See Item 3. — Legal Proceedings for a discussion of certain patent matters. See Risk Factors in Item 1A for a discussion of risks associated with claims of intellectual property infringement.
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
Employees
      As of April 25, 2006, we had 814 employees.
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
Item 1A.     Risk Factors
      This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales, and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2007 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:

•	We are prone to quarterly sales fluctuations. The sales value of an individual order for our solutions and services can range from a few thousand dollars to several million dollars depending on the complexity of our customer’s business need and the size of its operations. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are often unevenly distributed throughout the fiscal year. In addition, some of our sales transactions are completed in the same fiscal quarter as ordered. Our accuracy in estimating future sales is largely dependent on our ability to successfully qualify, estimate and close solution sales from our pipeline of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. The accuracy of our estimate of future sales is also dependent on our ability to accurately estimate the amount of revenue to be contributed from beginning backlog and revenue from cash basis customers during any fiscal quarter. This estimate can be affected by factors outside our control, including changes in project timing requested by our customers. Accordingly, our actual sales for any fiscal reporting period may be significantly different than any estimate of sales we make for such period. See the discussion entitled Sales in Item 7 of Part II for a discussion of our system for estimating sales and tracking sales trends in our business.

•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Item 3 Legal Proceedings of Part I of this Annual Report on Form 10-K. Furthermore, we may become subject to claims, including claims by the government, or other adverse consequences arising from the findings of the Audit Committee investigation and related SEC inquiries discussed in Item 3. We, and certain of our current and former officers and non-officer employees are currently responding to or have responded to SEC subpoenas to produce documents and provide testimony about the transactions that were the subject of the investigation. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. We may be required to indemnify certain of our current and former directors and officers under existing arrangements in connection with the shareholder’s derivative suit in addition to the indemnification we are currently providing to certain individuals in connection with the class action lawsuit and the SEC investigation. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Item 3 or to other litigation based on claims that are substantially the same as the claims in the Barrie class action and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

•	We may not be successful in integrating the operations and products and retaining the customers of Edify, and this could negatively impact our business. We believe we will be able to achieve certain cost savings and other synergies as a result of combining Intervoice and Edify, but there can be no assurance that such synergies will be realized. Our future success will depend in part upon our ability to integrate and operate Edify successfully with our business. Any inability to integrate the products of Intervoice and Edify while maintaining or increasing the market share that such products had prior to the merger could decrease the revenues historically generated from these products. Customers of Intervoice and Edify may delay their purchase of products or services from one or both companies to consider any potential implications the acquisition may have for products and services offered by either company. In addition, the integration process will require the dedication of management resources, which may temporarily distract attention from our day-to-day business. Our future success will also depend in part on our ability to retain and assimilate certain key employees of Edify. There can be no assurance that we will be able to efficiently integrate and operate Edify and its products with our business, maintain business relationships with Edify’s customers and retain and assimilate key employees of Edify. Failure to do so could have a material adverse effect on our results of operations or our financial condition. Further, Edify provides products and services which are similar to our products and services and, accordingly, our Edify operations are generally subject to most of the other risk factors discussed in this Item 1A.

•	We face intense competition based on product capabilities, and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Genesys, Avaya, Nortel, Nuance Communications, Comverse Technology, Unisys and Lucent Technologies. Many of our competitors have greater financial, technological and marketing resources than we have, as well as greater name recognition. Although we have committed substantial resources to enhance our existing products and to develop and market new products, there is no assurance we will be successful. In addition, it is possible that new entrants to the market and strategic acquisitions and partnerships between existing companies could increase the competition in the markets in which we participate. An increase in such competition could materially adversely affect our ability to sell our products thereby adversely affecting our business, operating results and financial condition.

•	We may not be successful in transitioning our products and services to an open, standards-based business model. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on us to transition our products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. Failure to develop, enhance, acquire and introduce new products to respond to changing market conditions or customer requirements, or lack of customer acceptance of our products will materially adversely affect our business, results of operations and financial condition.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers, including those of Edify. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, we license speech recognition technology from a small number of vendors. Two of these vendors, ScanSoft, Inc. and Nuance Communications, Inc., recently completed a merger of their organizations and now the combined company has a dominant market position. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs in connection with these claims. We believe software and technology companies, including Intervoice and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in accordance with indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available and, if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on our business, financial condition and results of operations.

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 45% of total sales for the fiscal year ended February 28, 2006 and 41% of total sales for fiscal years 2005 and 2004, respectively. International sales, personnel and property are subject to certain risks, including:

•	terrorism;

•	fluctuations in currency exchange rates;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.

•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline.

•	Our products are complex, and software defects could reduce our revenues and expose us to litigation. The software products we offer are complex and may contain errors or defects, even after extensive testing and quality control, particularly in early versions. Furthermore, because our products increasingly are designed around an open, standards based architecture incorporating elements developed by third parties, such errors or defects may be outside of our direct ability to control or correct. Any defects or errors could potentially result in loss of revenues, product returns or order cancellations, and could potentially hinder market acceptance of our products and harm our reputation. Accordingly, any defects or errors could have a material adverse effect on our business, results of operations and financial condition. Our customer license agreements typically contain provisions to limit our product warranty obligations and exposure to potential liability claims.

•	We are implementing a new company-wide ERP system during fiscal 2007. During fiscal 2007, we expect to complete the implementation of a new, company-wide ERP system. Our new system will affect all facets of our business including our ability to quote, receive and process orders, track inventory and work in process, ship and bill completed orders, process and apply cash receipts from our customers and summarize and report the results of our operations. If we encounter problems in the implementation of our new system, our ability to conduct our daily operations in an efficient, effective and properly controlled manner could be compromised, and our operating results could suffer. In addition, any such implementation problems could cause us to expend significant time and other resources in an effort to resolve such problems, and this diversion of management and staff time could further adversely affect our ability to serve our customers and sustain our normal operations.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Intervoice owns approximately 225,000 square feet of manufacturing and office facilities in Dallas, Texas. We lease approximately 146,000 square feet of office space as follows:

Square Feet

Santa Clara, California	47,000
Orlando, Florida	34,000
Manchester, United Kingdom	27,000
Cambridge, United Kingdom	12,000
Other domestic and international locations	26,000

Item 3.	Legal Proceedings
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
      We offer certain products that can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. Our contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by Intervoice infringe a third party’s patent. None of our customers has notified us that RAKTL has claimed that any product provided by us infringes any claims of any RAKTL patent. Accordingly, we have not been required to defend any customers against a claim of infringement under a RAKTL patent. We have, however, received letters from customers notifying us of the efforts by RAKTL to license its patent portfolio and reminding us of our potential obligations under the indemnification provisions of our agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to us the defense of our products under contractual indemnity provisions. We have informed these customers that while we fully intend to honor any contractual indemnity provisions, we do not believe we currently have any obligation to provide such a defense because RAKTL does not appear to have made a claim that an Intervoice product infringes a patent. Some of these customers have disagreed with us and believe that the correspondence from RAKTL can be construed as claims against Intervoice products.
      Some of our customers have licensed certain rights under the RAKTL patent portfolio. Two such customers who had previously attempted to tender the defense of their products to us informed us that they had entered into agreements to license certain rights under the RAKTL patents and demanded we indemnify them for unspecified amounts, including attorney’s fees, paid in connection with the license agreements. We notified these customers that we believe we do not have any indemnity obligation in connection with the license agreements. We have received no further response from either customer.
      A customer of ours is one of several companies sued on July 19, 2005 by RAKTL in the case of Ronald A. Katz Technology Licensing, L.P. v. Citibank, et al.; No. 505CV 142, pending in the United States District Court for the Eastern District of Texas, Texarkana Division. The customer has not asserted that we are obligated to indemnify and defend the customer in the lawsuit, but the customer has notified us under the indemnity paragraph of their sales agreement with us that the lawsuit could potentially impact one or more of their agreements with us. A customer of our recently acquired subsidiary, Edify, is also a defendant in the lawsuit and has asserted that Edify is obligated to indemnify the customer under the indemnity paragraph of its sales agreement. Edify told the customer that it does not believe it has an obligation to indemnify the customer in connection with the lawsuit.
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
      We requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety because the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On August 8, 2002, the Court entered an order granting our motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted Plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.
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
      Plaintiffs filed a motion for class certification on February 3, 2006 and we filed an opposition to Plaintiffs’ motion on March 20, 2006. Plaintiffs filed a reply in further support of their motion for class certification on April 10, 2006 and we petitioned the Court for a hearing on the motion. Both parties are also in the process of producing documents in response to requests for discovery.

      Daniel Wardiman, derivatively on behalf of Nominal Defendant, Intervoice-Brite, Inc. v. Daniel D. Hammond et. al., pending in federal district court in Dallas, Texas (case no. 3-05CV2114-N):
      One of our shareholders filed a shareholder derivative suit against certain current and former directors and officers on October 27, 2005. The suit alleges that these individuals breached their fiduciary duties to Intervoice during the fiscal year ended February 29, 2000 and during the first quarter of the fiscal year ended February 28, 2001. The alleged conduct is largely the same conduct that is the subject of the Barrie class action lawsuit discussed above. The shareholder filed the derivative suit after sending a letter, previously disclosed by us, demanding that Intervoice file suit against the defendants. We and the individual defendants believe there are meritorious defenses to this suit.
      We and defendants filed a motion on January 17, 2006 to dismiss the suit because we believe the case is barred under the applicable statutes of limitations. Plaintiff filed an opposition to our motion on February 3, 2006, and we and defendants filed a reply in support of our motion to dismiss on February 27, 2006. The parties are currently awaiting a ruling on the motion by the Court.
Audit Committee Investigation
      During fiscal 2005, our Audit Committee conducted an investigation of certain transactions that occurred during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee reported the results of its investigation to the SEC, and we are cooperating with the SEC as it makes its own inquiries regarding the transactions. We are currently providing documents to the SEC in response to a subpoena requesting information about the transactions, and several of our current and former officers and non-officer employees have provided or are scheduled to provide testimony to the SEC. Our Audit Committee and its counsel are continuing to monitor our response to the SEC, and they also have conducted a review of certain documents provided to the SEC which we located after the Committee’s original investigation. Intervoice is also honoring our obligation to indemnify certain current and former officers and other employees of Intervoice, including our Chief Executive Officer and two other executive officers, who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation. Furthermore, we are honoring our obligation to reimburse legal fees incurred by certain recipients of the subpoenas.
      The Audit Committee investigation found that we accounted for certain transactions incorrectly during our fiscal years 2000 through 2002. The Audit Committee investigation concluded that a $0.9 million payment made by Intervoice to a publicly held supplier purportedly for certain prepaid licenses was linked to an agreement to amend a 1997 warrant issued to us by the supplier to permit our cashless exercise of the warrant. As a result, we believe the $0.9 million payment should have been recorded as a reduction in the $21.4 million gain we recognized on the sale of the shares underlying the warrant during the fourth quarter of fiscal 2001 and should not have been recorded as prepaid license inventory. Our payment to the supplier may have rendered unavailable a nonexclusive registration exemption for the sale of the shares underlying the warrant. The Audit Committee investigation also found that we intentionally provided the same supplier false or misleading documents for such supplier to use to support such supplier’s improper recognition of revenue in calendar 2001.
      The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. We, two of our former officers and the SEC have agreed that Intervoice and the officers will not assert any defenses based on a statute of limitations with respect to any future claims by the SEC concerning the two transactions investigated by the Audit Committee that occurred during February 2000. As a result of work performed in responding to the SEC subpoena, the Committee has concluded that Intervoice also improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We are providing documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
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
      High and low share prices as reported on the NASDAQ National Market are shown below for our fiscal quarters during fiscal 2006 and 2005.

Fiscal 2006 Quarter	High	Low

4th	$9.25	$7.72
3rd	$9.60	$8.20
2nd	$9.84	$7.72
1st	$12.40	$8.64

Fiscal 2005 Quarter	High	Low

4th	$14.50	$10.30
3rd	$13.50	$8.05
2nd	$14.30	$7.23
1st	$18.00	$11.06
      On April 25, 2006, there were 642 shareholders of record and approximately 11,000 beneficial shareholders of Intervoice. The closing price of our Common Stock on that date was $6.60.
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

	Fiscal Year Ended February 28/29

	2006*	2005	2004	2003**	2002***

	(In millions, except per share data)
Sales	$168.1	$183.3	$165.3	$156.2	$211.6
Income (loss) from operations	9.0	24.7	18.8	(44.1)	(51.6)
Income (loss) before the cumulative effect of a change in accounting principle	16.5	22.5	11.3	(50.6)	(44.7)
Net income (loss)	16.5	22.5	11.3	(66.4)	(44.7)
Total assets	158.1	134.9	111.6	101.0	175.4
Current portion of long term debt	—	0.4	—	3.3	6.0
Long term debt, net of current portion	—	1.3	13.1	15.8	24.0
Per basic common share:
Income (loss) before the cumulative effect of a change in accounting principle	0.43	0.62	0.33	(1.49)	(1.34)
Net income (loss)	0.43	0.62	0.33	(1.95)	(1.34)
Shares used in per basic common share calculation	38.1	36.2	34.4	34.0	33.4
Per diluted common share:
Income (loss) before the cumulative effect of a change in accounting principle	0.42	0.59	0.32	(1.49)	(1.34)
Net income (loss)	0.42	0.59	0.32	(1.95)	(1.34)
Shares used in per diluted common share calculation	39.0	38.5	35.7	34.0	33.4

*	We acquired all of the outstanding stock of Edify on December 30, 2005. Beginning December 31, 2005, our financial results include the operations of Edify. During fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify. In addition, during fiscal 2006, our income tax provision included benefits totaling $7.6 million resulting from the reversal of valuation allowances on certain deferred tax assets and from the resolution of tax contingencies, partially offset by a charge of $1.0 million related to the repatriation of foreign earnings.

**	The fiscal 2003 loss from operations was impacted by special charges of $34.3 million related to staffing reductions, facilities closures, the write down of excess inventories, costs associated with loss contracts, loss on early extinguishment of debt, and impairment of certain intangible assets. The fiscal 2003 net loss was also increased as a result of a $15.8 million charge for the cumulative effect of a change in accounting principle associated with our adoption of Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Other Intangible Assets.” Fiscal 2003 results benefited from a change in the U.S. federal tax law that allowed us to recognize net tax benefits of approximately $3.0 million.

***	The fiscal 2002 loss from operations was impacted by special charges of $33.4 million related to the streamlining of product lines, the write down of excess inventories and non-productive assets, the closure of certain facilities, and staffing reductions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Revenue Recognition
      Intervoice recognizes revenue from the sale of hardware and software solutions, from the delivery of recurring maintenance and other software support associated with installed solutions and from the provision of our enterprise and network solutions on a managed service basis. Our policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition,” as amended (SOP 97-2), SEC Staff Accounting Bulletin No. 104 (SAB 104) and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element as evidenced by vendor specific objective evidence. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.
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
      We use completed contract accounting for smaller custom projects not meeting the POC thresholds described above. We also use completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that our ability to make reasonable estimates is in doubt or in situations where a sale is subject to unusual “inherent hazards.” Such hazards are unrelated to, or only incidentally related to, our typical activities and include situations where the enforceability of a contract is suspect, completion of the contract is subject to pending litigation, or where the solutions produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, we recognize revenue upon customer acceptance as evidenced by a written customer acknowledgement, the passage of a contractually defined time period or the customer’s use of the solution in a live operating environment.
      We generate a significant percentage of our sales, particularly sales of network solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases, however, we only recognize revenue at such time as our solutions or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy causes us to recognize revenue on a “cash basis,” limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.
      Sale of Maintenance and Software Support: We recognize revenue from maintenance and software support when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.
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

Intangible Assets and Goodwill
      Intangible Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of our fiscal 2006 acquisition of Edify Corporation and our fiscal 2000 acquisition of Brite Voice Systems, Inc., and certain capitalized purchased software. We amortize intangible assets using the straight-line method over each asset’s estimated useful life. Such lives range from 18 months to 12 years. We review our intangible assets for possible impairment when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, we recognize an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset’s fair value, generally based upon discounted estimates of future cash flows.
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
      Goodwill: Goodwill is attributable to our fiscal 2006 acquisition of Edify Corporation and our fiscal 2000 purchase of Brite Voice Systems, Inc. Under the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is presumed to have an indefinite life and is not subject to annual amortization. We do, however, perform an impairment test on our goodwill balance on at least an annual basis and more frequently if we identify triggering events on an interim basis. Our impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of Intervoice with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, we compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to the lesser of that excess or the carrying amount of goodwill.

Income Taxes
      We recognize deferred income taxes using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We provide a valuation allowance for deferred tax assets in circumstances where we do not consider realization of such assets to be more likely than not. This is a highly subjective assessment and requires us to evaluate the predictability of future taxable income while considering our operating history which includes significant losses in fiscal 2003 and 2002. In fiscal 2006, we reversed a significant portion of the valuation allowances originally recorded in fiscal 2002 and 2003 associated with deferred tax assets of our U.S. operations. We believe our profitability over the last three years and our projected future profitability now make it more likely than not that we will realize such previously reserved assets. We continue to provide valuation allowances on foreign and state deferred tax assets and on certain U.S. federal deferred tax assets that will benefit equity if and when realized.

Results of Operations
      The following table presents certain items as a percentage of sales for our last three fiscal years.

	Year Ended February 28/29

	2006	2005	2004

Sales	100.0%	100.0%	100.0%
Cost of goods sold	43.7	44.2	45.5

Gross margin	56.3	55.8	54.5

Research and development expenses	10.7	8.6	9.2
Selling, general and administrative expenses	39.6	32.9	32.2
Amortization of acquisition related intangible assets	0.7	0.8	1.7

Operating income	5.3	13.5	11.4
Other income (expense), net	1.4	0.2	(2.5)

Income before income taxes	6.7	13.7	8.9
Income taxes (benefit)	(3.1)	1.4	2.0

Net income	9.8%	12.3%	6.9%

Sales
      Intervoice is a leading provider of converged voice and data solutions and related services. As used in this report, solutions sales include the sale of hardware and/or software applications and the related consulting services associated with designing, integrating, and installing custom applications to address customers’ business needs. Recurring services include a suite of maintenance and software upgrade offerings and the provision of customized solutions to customers on a managed service (outsourced) basis. Our solutions product line includes Voice Automation/ IVR, network portal, messaging, and payment solutions.
      Our sales by product line for fiscal 2006, 2005 and 2004 were as follows (in millions):

		% Change From		% Change From
	2006	Prior Year	2005	Prior Year	2004

Voice Automation/ IVR solution sales	$40.6	(40.4)%	$68.1	29.7%	$52.5
Network portal solution sales	8.6	45.8%	5.9	247.1%	1.7
Messaging solution sales	19.1	83.7%	10.4	(3.7)%	10.8
Payment solution sales	9.8	(39.1)%	16.1	(13.4)%	18.6

Total solution sales	78.1	(22.3)%	100.5	20.2%	83.6

Maintenance and related services revenues	64.4	8.4%	59.4	4.2%	57.0
Managed services revenues	25.6	9.4%	23.4	(5.3)%	24.7

Total recurring services revenues	90.0	8.7%	82.8	1.3%	81.7

Total Sales	$168.1	(8.3)%	$183.3	10.9%	$165.3

      We assign revenues to geographic locations based on the location of the customer. Our net sales by geographic area for fiscal years 2006, 2005 and 2004 were as follows (in millions):

		% Change From		% Change From
	2006	Prior Year	2005	Prior Year	2004

North America	$92.1	(14.6)%	$107.8	10.3%	$97.7
Europe	39.1	(4.4)%	40.9	26.2%	32.4
Middle East and Africa	19.1	(10.3)%	21.3	(15.5)%	25.2
Central and South America	12.6	85.3%	6.8	(9.3)%	7.5
Pacific Rim	5.2	(20.0)%	6.5	160.0%	2.5

Total	$168.1	(8.3)%	$183.3	10.9%	$165.3

      International sales constituted 45% of total sales in fiscal 2006, and 41% of total sales in 2005 and 2004.
      Total sales for fiscal 2006 included approximately $4.0 million (2.4% of total sales) from the sale of Edify products and services recognized after the completion of our merger on December 30, 2005. Approximately $1.5 million of this amount is included in Voice Automation/ IVR solution sales, and approximately $2.5 million is included in maintenance and related services revenues. The Edify product and service lines are consistent with our existing product lines, and we will not separately report Edify sales in fiscal 2007 and future years.
      Changes in foreign currency exchange rates from fiscal 2005 to 2006 served to decrease sales for fiscal 2006 by approximately $1.6 million. Changes from fiscal 2004 to 2005 served to increase sales for fiscal 2005 by approximately $3.6 million.
      Sales of Voice Automation/ IVR solutions declined significantly in fiscal 2006 from fiscal 2005 and 2004 levels. A portion of the decline results from the fact that sales in fiscal 2005 included approximately $10.3 million recognized under an $11.4 million sale to a major U.S. wireless provider. There were no individual sales of this magnitude in fiscal 2006. The balance of the decline reflects weakness in our Voice Automation/ IVR sales across all our major geographic markets, with the largest decline focused in North America. We believe some IVR customers postponed investment decisions during our fiscal 2006 while they continued to evaluate the effects of the market shift to open standards on their individual processing environments.
      Network portal solution sales in fiscal 2006, 2005 and 2004 included sales of $7.1 million, $3.1 million and $0.1 million, respectively, to a single international telecommunications customer.
      The increase in messaging solution sales from fiscal 2005 to 2006 is largely attributable to the recognition of approximately $6.2 million in fiscal 2006 under the first two contracts for our new advanced messaging product — media exchange for networks. Both contracts are scheduled for completion during the first half of fiscal 2007.
      Our sales of payment solutions in 2006 primarily reflect sales of capacity upgrades to existing clients in the Middle East and Africa, Latin America and the Pacific Rim. The decline in such sales from fiscal 2005 to fiscal 2006 is largely attributable to the loss of an MEA customer who had purchased $4.9 million and $4.0 million in payment solutions during fiscal 2005 and 2004, respectively.
      The 8.4% increase in our maintenance and related services revenues in fiscal 2006 as compared to fiscal 2005 is comprised of increases of $7.0 million (15.5%) in maintenance revenues on voice automation/ IVR solutions offset, in part, by decreases of $2.0 million (13.8%) in maintenance revenues on network portal, messaging and payment solutions.
      The 9.4% increase in managed service revenues in fiscal 2006 as compared to fiscal 2005 is comprised of growth of $3.2 million (33.3%) in revenues from our North American enterprise customers offset, in part, by net reductions of $1.0 million (7.5%) in revenues from our international network customers. International managed services revenues during fiscal 2006 included $2.0 million relating to services performed for an international managed services customer for which we recognize revenue on a cash basis. We recognized $1.5 million and $5.7 million of similar sales to the same customer in fiscal 2005 and 2004, respectively. At February 28, 2006, this customer owed us approximately $0.3 million for contracted services performed but not recognized as revenue through that date. In addition we are currently negotiating a contract extension to continue similar services through November 2006. Our ability to recognize any additional amounts under contracts with this customer as revenue and the timing of any such revenue recognition is uncertain. We recognized revenues totaling $8.3 million in fiscal 2006 and $10.0 million in each of fiscal 2005 and 2004 under one long term international managed services contract with O2. The contract expires in July 2006. We do not expect the contract to be extended beyond that date. At current exchange rates, the contract is expected to yield managed service revenues of approximately $0.6 million per month for the balance of its term.
      We have historically made significant sales of solutions, maintenance and managed services, including the managed services described above, to O2. Such combined sales accounted for 10% of our total sales during fiscal 2006, 2005 and 2004. No other customer accounted for 10% or more of our sales during such periods.
      We are prone to quarterly sales fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. We use a system combining estimated sales from our recurring services contracts, “pipeline” of solution sales opportunities, and backlog of committed solution orders to estimate sales and trends in our business. For the years ended February 28, 2006, February 28, 2005 and February 29, 2004 sales were sourced as follows:

	Year Ended February 28/29

	2006	2005	2004

	(Based on Averages of
	Quarterly Activity)
Sales from recurring service and support contracts, including contracts for managed services	54%	45%	49%
Sales from solutions backlog	29%	41%	36%
Sales from the pipeline	17%	14%	15%

	100%	100%	100%

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
      Our backlog is made up of customer orders for solutions for which we have received complete purchase orders and which we generally expect to deliver within twelve months. At February 28/29, 2006, 2005 and 2004, our backlog of solutions sales was approximately $33.9 million, $35.4 million and $31.7 million, respectively. Backlog at February 28, 2006 includes $3.7 million related to Edify products. These products are consistent with our existing product lines, and we will not report Edify backlog separately in fiscal 2007 and future years. Our ability to estimate the amount of backlog that will be converted to revenue in any fiscal quarter can be affected by factors outside our control, including changes in project timing requested by our customers.
      Our pipeline of opportunities for solutions sales is the aggregation of our sales opportunities for which we have not received a purchase order, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. While we incorporate an estimate of sales from pipeline into our business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to solutions sales in a particular quarter or over a longer period of time. While we know the amount of solutions backlog available at the beginning of a quarter, we must speculate on our pipeline of solutions opportunities for the quarter. Our accuracy in estimating total solutions sales for future fiscal quarters is, therefore, highly dependent upon our ability to successfully estimate which pipeline opportunities will close during the quarter.
      To compete effectively in our target markets in fiscal 2007 and beyond, we believe we must continue to transition our products and services to an open, standards-based business model. We have historically provided complete, bundled hardware and software systems using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on our management to transition our products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems.
Special Charges

Fiscal 2006
      During fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify Corporation. The following table summarizes the effect on reported operating results by financial statement category of such special charges (in millions).

	Cost of	Research	Selling,
	Goods	and	General and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$0.5	$0.2	$1.2	$1.9
      Of this amount approximately $1.8 million remained accrued at February 28, 2006.

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

	Cost of	Research	Selling,
	Goods	and	General and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$0.6	$0.2	$0.6	$1.4
Separation settlement	—	—	0.8	0.8

Total	$0.6	$0.2	$1.4	$2.2

      All cash charges related to these special charges have been paid.
Cost of Goods Sold
      Cost of goods sold was comprised of the following for the three years ended February 28/29, 2006, 2005 and 2004 (in millions):

	2006	2005	2004

Solution COGS	$48.0	$52.1	$47.7
As percentage of solutions sales	61.5%	51.9%	57.0%
Services COGS	$25.5	$28.9	$27.6
As percentage of services revenues	28.4%	35.0%	33.8%
Total COGS	$73.5	$81.0	$75.3
As percentage of total sales	43.7%	44.2%	45.5%
      During fiscal 2006 and 2004, we incurred special charges to cost of goods sold totaling $0.5 million (0.3% of sales) and $0.6 million (0.3% of sales), respectively, as described in the preceding Special Charges section. A significant portion of our solutions cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. The increase in solutions costs of goods sold as a percentage of solutions sales in fiscal 2006 as compared to fiscal 2005 and the decrease in such percentage from fiscal 2004 to fiscal 2005 resulted largely from the changes in solution sales volume across the three year period which occurred without proportional increases or decreases in our fixed labor costs. In addition, as discussed in the Sales section above, we performed significant work during fiscal 2006 on the first two contracts for our new advanced messaging product — media exchange for networks. Because of the significant effort involved in these initial deployments of this product, we realized no net margin on approximately $6.2 million of revenue recognized during fiscal 2006. Both contracts are scheduled for completion during the first half of fiscal 2007.
      During fiscal 2006, our services cost of goods sold declined both in dollar amount and as a percentage of services revenues over fiscal 2005 levels. The reduction in actual costs resulted primarily from contractual reductions in third party costs associated with our international managed services business, reduced telecommunications costs negotiated based on higher volumes in our domestic managed services business, and lower warranty and repairs and maintenance costs. The reduction in cost as a percent of recurring revenues resulted from these cost savings and from our ability to support net revenue growth in both our maintenance and managed services business with limited additions to our existing cost structure. Our cost of goods sold percentage also benefited from a shift in the geographic mix of some maintenance revenues from areas with a relatively higher cost structure to lower cost areas.
Research and Development
      Research and development expenses for the three years ended February 28/29, 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004

Research and development expenses	$17.9	$15.8	$15.2
As percentage of total sales	10.7%	8.6%	9.2%
      We incurred special charges of $0.2 million (0.1% of sales) and $0.2 million (0.1% of sales) in fiscal 2006 and 2004, respectively, as described in Special Charges above. Expenses were up approximately $0.9 million in fiscal 2006 as compared to fiscal 2005 as a result of the acquisition of Edify Corporation. The remainder of the increase in year over year R&D expenditures from fiscal 2005 to fiscal 2006 relates to the continued investment in various research and development initiatives involving packaged applications and voice over IP (VoIP) as well as network product offerings. Recurring research and development expenses included the design of new products and the enhancement of existing products.

      Our research and development spending is focused in five key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These software platforms are branded under the name Media Exchange. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications which are designed to operate in both J2EE and Microsoft’s®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML and SALT. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used, configurable functions that can be deployed more quickly than can custom applications. Finally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are also branded under the product name Media Exchange.
      We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
Selling, General and Administrative
      Selling, general and administrative expenses for the three years ended February 28/29, 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004

Selling, general and administrative expenses	$66.5	$60.3	$53.2
As percentage of total sales	39.5%	32.9%	32.2%
      The addition of Edify Corporation accounted for approximately $1.7 million of the increase in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005. In addition, fiscal 2006 included increases of approximately $1.0 million for legal expenses primarily related to increased patent and merger and acquisition activities, $0.6 million for non-capitalizable contract labor associated with our SAP implementation and $0.3 million for website development and rebranding efforts. We incurred SG&A charges in connection with the Audit Committee and SEC investigations described in Item 3 of Part I of this Form 10-K of approximately $1.1 million, or 0.7% of total sales, during fiscal 2006 and $2.0 million, or 1.1% of total sales, during fiscal 2005. SG&A expenses included special charges of $1.2 million (0.7% of sales) and $1.4 million (0.8% of sales) in fiscal 2006 and 2004, as described in “Special Charges” above.
Amortization and Impairment of Goodwill and Acquired Intangible Assets
      In connection with our purchase of Edify Corporation in fiscal 2006 and Brite Voice Systems, Inc. (“Brite”) in fiscal 2000, we recorded intangible assets and goodwill totaling $35.8 million and $103.8 million, respectively. The separately identifiable intangible assets were assigned useful lives ranging from 18 months to 10 years. For the fiscal years ended February 28/29, 2006, 2005 and 2004, we recognized amortization expenses related to these intangible assets as follows (in millions):

	2006	2005	2004

Amortization of acquisition related intangible assets	$1.2	$1.5	$2.8

      At February 28, 2006, we had $10.3 million in remaining net intangible assets other than goodwill which will be subject to amortization in future periods. The estimated amortization expense attributable to our intangible assets for each of the next five years is as follows (in millions):

Fiscal 2007	$2.5
Fiscal 2008	$2.4
Fiscal 2009	$2.2
Fiscal 2010	$1.4
Fiscal 2011	$1.0
      We conducted our required annual test of goodwill impairment during the fourth quarters of fiscal 2006, 2005 and 2004. No impairment of goodwill was indicated.
Interest Income
      Interest income was approximately $2.2 million, $0.9 million and $0.6 million in fiscal 2006, 2005 and 2004, respectively. The increase in interest income resulted from our positive cash flow in fiscal 2004 and 2005 and from rising interest rates. During the fourth quarter of fiscal 2006, we used approximately $34.3 million of cash in connection with our acquisition of Edify. As a result, we expect to earn less interest income in fiscal 2007 than in fiscal 2006.
Interest Expense
      We incurred interest expense of less than $0.1 million, approximately $0.6 million and $2.0 million during fiscal 2006, 2005 and 2004, respectively. Substantially all of this expense related to our long term borrowings initially obtained in connection with the Brite merger and subsequently refinanced. The reduction in interest expense from fiscal 2004 through fiscal 2006 is primarily attributable to the lower levels of debt outstanding in successive years as we made scheduled and discretionary payments of principal. Interest expense also declined because we were able to negotiate lower interest rates when we refinanced our debt in fiscal 2004 and 2005. Borrowings under all credit agreements totaled $1.7 million and $13.1 million at February 28/29, 2005 and 2004, respectively. We had no debt outstanding at February 28, 2006.
Other Income (Expense)
      Other income (expense) during fiscal 2006, 2005 and 2004 totaling approximately $0.1 million, $0.1 million and ($2.3) million, respectively, was comprised primarily of foreign currency transaction gains and losses.
Income Taxes
      We recognized an income tax benefit of $5.3 million (-47% of pretax income) for fiscal 2006 and income tax expense of $2.6 million (10% of pretax income) and $3.4 million (23% of pretax income) for fiscal 2005 and fiscal 2004, respectively. The fiscal 2006 percentage differs from the U.S. statutory rate of 35% primarily as a result of the release of valuation allowances previously maintained against certain U.S. deferred tax assets and the favorable resolution of certain tax contingencies during the year offset, in part, by additional tax expense incurred on the repatriation of certain foreign earnings, all as further discussed below. The fiscal 2005 and 2004 percentages differ from the U.S. statutory rate of 35% primarily as a result of the taxability in the U.S. of certain dividends deemed to have been received from our foreign subsidiaries, the use of certain fully reserved net operating loss carryforwards and other fully reserved deferred tax assets as further described below and the favorable resolution of certain tax contingencies.
      During fiscal 2003 and 2002, we incurred significant losses. As a result, we were unable to conclude that it was more likely than not that we would recognize the benefit of our net deferred tax assets, and, accordingly, we established a valuation allowance against such assets. For the three years ended February 28, 2006, we have reported profits on both our consolidated and U.S. operations. Given this history of profitability and our belief that we will continue to generate sufficient taxable income in the future to realize the benefits of certain of our remaining U.S. federal deferred tax assets, in February 2006 we benefited our fiscal 2006 income tax provision by reversing $4.4 million of valuation allowance associated with such assets. We continued to provide valuation allowances on foreign and state deferred tax assets and on certain U.S. federal deferred tax assets that will benefit equity if and when realized. These valuation allowances are provided because of remaining uncertainty about the realizability of such assets.
      During fiscal 2006, we resolved various tax contingencies arising out of our U.S., U.K., German and MEA operations. The resolution of all such items resulted in a $3.2 million reduction in our tax expense for fiscal 2006 and was associated with the completion of audits of certain of our international tax returns and with the closing of certain tax periods due to the passage of time.
      On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the fourth quarter of fiscal 2006, we elected to repatriate $10.3 million from our U.K. subsidiary pursuant to the provisions of the AJCA. In doing so, we incurred related income tax expense of approximately $1.0 million.
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
      During fiscal 2005 and 2004, we used net operating losses carried forward from previous years and the reversal of certain temporary differences to offset virtually all of our U.S. taxable income. As a result, our current tax expense was limited to a small amount of U.S. alternative minimum tax expense and to tax expense on our international operations. The reversal of a portion of our deferred tax asset valuation allowances offset the deferred tax expense we would otherwise have incurred as a result of using the assets, and, as a result, our overall effective tax rate for the years was substantially less than the statutory rates. Tax expense for fiscal 2005 also reflected the benefit of a $0.9 million favorable tax settlement with a foreign government reached during the year.
      At February 28, 2006, we had U.S. federal net operating loss carryforwards totaling $9.3 million. This amount, if not used, will expire beginning in fiscal 2021. All of these federal net operating loss carryforwards arose from employee stock option exercises. As a result, the realization of such carryforwards when used to reduce federal tax payments in fiscal 2007 and future years will increase equity and will not reduce our tax provision for those years.
Income From Operations and Net Income
      We generated income from operations of $9.0 million and net income of $16.5 million during fiscal 2006. Income from operations and net income were $24.7 million and $22.5 million, respectively, during fiscal 2005 and $18.8 million and $11.3 million, respectively, in fiscal 2004. In fiscal 2006, our reduced operating profitability is primarily attributable to the significant decline in our solution sales from prior year levels. The effect of this sales reduction on our fiscal 2006 net income was mitigated, in part, by the large tax benefits associated with the reversal of valuation allowances on deferred tax assets as described above. In fiscal 2005, our increased profitability over fiscal 2004 levels resulted primarily from significant growth in our Voice Automation/ IVR and network portal sales, reduced interest expense resulting from significant reductions in debt, reduced amortization expense and a low effective tax rate.
Liquidity and Capital Resources
      At February 28, 2006, we had $42.1 million in cash and cash equivalents, and we had no debt outstanding.

      Operating cash flow for fiscal 2006 totaled $26.7 million, the result of our profitability for the year and our continuing focus on balance sheet management. Our days sales outstanding of accounts receivable was 57 days at February 28, 2006, largely unchanged from fiscal 2005.
      For sales of certain of our more complex, customized solutions (generally those with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $5.1 million (19.8% of total net receivables) at February 28, 2006, as compared to $7.4 million (23.0% of total receivables) at February 28, 2005. We expect to bill and collect unbilled receivables as of February 28, 2006 within the next twelve months.
      We generate a significant percentage of our sales, particularly sales of network solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases, however, we only recognize revenue at such time as our solution or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in our recognizing revenue on a “cash basis,” limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.
      We used $47.8 million of cash in net investing activities during fiscal 2006. Of this amount, we used $34.3 million in the purchase of Edify Corporation, $4.1 million to purchase equipment to expand our managed services business, $5.7 million for costs in connection with our SAP implementation, and the remaining $3.7 million for replacement and expansion of our computing infrastructure and other capital purchases. We will also use approximately $1.0 million of cash during fiscal 2007 to pay a portion of the Edify purchase price which was accrued but unpaid as of February 28, 2006. We expect to make capital expenditures of approximately $16.7 million in fiscal 2007. Actual capital expenditures, however, are dependent, in part, on the level of expenditures made in connection with expansion of our managed services business and could vary from this amount.
      During fiscal 2006, our financing activities provided $3.9 million in net cash flow. Our option holders exercised options for 0.7 million shares of common stock and, in so doing, provided us with $3.2 million of cash. In addition, warrant holders exercised warrants for 0.6 million shares of common stock and provided us with $2.5 million in cash. We used $1.7 million of cash during fiscal 2006 to repay all remaining debt under our credit agreements.

Letter of Credit Facility
      In February 2006, we terminated our existing line of credit and entered into a new letter of credit line with the lender. The letter of credit line provides that the lender will issue letters of credit not to exceed the principal amount of $2.0 million. At February 28, 2006, letters of credit totaling approximately $0.2 million were outstanding. Any draft actually paid by the lender will bear interest at a rate of one-fourth of one percent (0.25%) above the prime rate. This agreement contains certain representations and warranties, certain negative and affirmative covenants, and certain conditions and events of default which are customarily required for similar financing. As of February 28, 2006, we were in compliance with all such covenants.

Summary of Future Obligations
      The following table summarizes our obligations and commitments as of February 28, 2006, to be paid in fiscal 2007 through 2011 (in millions):

	Payments Due By Period
	Fiscal Year Ending February 28/29

Nature of commitment	2007	2008	2009	2010	2011

Operating lease payments	$1.9	$1.3	$0.9	$0.4	$0.4
Firm purchase commitments	3.0	1.6	—	—	—

Total obligations and commitments	$4.9	$2.9	$0.9	$0.4	$0.4

      The operating lease payments shown above were our only off-balance sheet arrangements at February 28, 2006.
      Most of our purchases are executed under cancelable purchase orders. The firm purchase commitments shown above are comprised of non-cancelable commitments for certain communications charges and royalties.
      We believe our cash reserves and internally generated cash flow will be sufficient to meet our operating cash requirements for the next twelve months.

Impact of Inflation
      We do not expect any significant short-term impact of inflation on our financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, we presently are not bound by long term fixed price sales contracts. The absence of such contracts should reduce our exposure to inflationary effects.
Selected Quarterly Financial Data (Unaudited)

	Three Months Ended

	May 31,	August 31,	November 30,	February 28,
Fiscal 2006	2005	2005	2005	2006 *

	(In millions, except per share data)
Sales	$43.3	$43.3	$41.0	$40.5
Gross profit	24.3	24.0	23.1	23.1
Income (loss) from operations	4.5	4.5	2.8	(2.8)
Net income	3.9	4.6	3.6	4.3
Net income per basic share	0.10	0.12	0.09	0.11
Net income per diluted share	0.10	0.12	0.09	0.11

	Three Months Ended

	May 31,	August 31,	November 30,	February 28,
Fiscal 2005	2004	2004	2004	2005

	(In millions, except per share data)
Sales	$41.9	$44.3	$48.4	$48.7
Gross profit	22.9	24.1	27.6	27.6
Income from operations	4.3	6.5	6.9	7.1
Net income	3.2	5.1	7.0	7.2
Net income per basic share	0.09	0.14	0.20	0.20
Net income per diluted share	0.08	0.13	0.18	0.18

*	We acquired all of the outstanding stock of Edify on December 30, 2005. Beginning December 31, 2005, our financial results include the operations of Edify. During the fourth quarter of fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify. In addition, for the fourth quarter of fiscal 2006, our income tax provision included benefits totaling $6.8 million resulting from the reversal of valuation allowances on certain deferred tax assets and from the resolution of tax contingencies, partially offset by a charge of $1.0 million related to the repatriation of foreign earnings.

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
      For the fiscal year ended February 28, 2006, sales originating from our U.K. subsidiary represented approximately 34% of consolidated sales. As a result of our international operations, we are subject to exposure from adverse movements in certain foreign currency exchange rates. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts, and we did not have any such hedge instruments in place at February 28, 2006. Rather, we attempt to mitigate our foreign currency risk by generally transacting business in the functional currency of each of our major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received.
      As noted above, our operating results are exposed to changes in certain exchange rates including, particularly, those between the U.S. dollar, the British pound and the Euro. When the U.S. dollar strengthens against the other currencies, our sales are negatively affected upon the translation of U.K. operating results to the reporting currency. The effect of these changes on our operating profits varies depending on the level of British pound denominated expenses and the U.K. subsidiary’s overall profitability. For the fiscal year ended February 28, 2006, the result of a hypothetical, uniform 10% strengthening in the value of the U.S. dollar relative to the British pound and the Euro would have been a decrease in sales of approximately $4.1 million and an increase in net income of approximately $1.1 million. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and/or operating expenses, changes in exchange rates also could affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.	Financial Statements and Supplementary Data
      The Report of Independent Registered Public Accounting Firm Ernst & Young LLP and the Consolidated Financial Statements of Intervoice as of February 28, 2006 and 2005 and for each of the three years in the period ended February 28, 2006 follow.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Intervoice, Inc.
      We have audited the accompanying consolidated balance sheets of Intervoice, Inc. as of February 28, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intervoice, Inc. at February 28, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intervoice, Inc. internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
May 9, 2006

INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	February 28,	February 28,
	2006	2005

	(In thousands, except
	share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$42,076	$60,242
Trade accounts receivable, net of allowance for doubtful accounts of $1,701 in 2006 and $799 in 2005	25,745	32,605
Inventory	9,439	7,642
Prepaid expenses and other current assets	4,406	4,339
Deferred income taxes	3,047	—

	84,713	104,828
Property and Equipment, net of accumulated depreciation of $59,002 in 2006 and $54,303 in 2005	28,893	21,755
Other Assets
Intangible assets, net of accumulated amortization of $17,343 in 2006 and $15,840 in 2005	10,284	4,707
Goodwill	32,461	3,401
Long term deferred income taxes	1,330	—
Other assets	454	168

	$158,135	$134,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,154	$11,485
Accrued expenses	15,176	13,745
Customer deposits	6,157	6,871
Deferred income	32,172	24,448
Current portion of long term borrowings	—	400
Income taxes payable	484	4,129
Deferred income taxes	270	—

	64,413	61,078
Long Term Borrowings	—	1,333
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $100 par value — 2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value — 62,000,000 shares authorized: 38,470,087 issued and outstanding in 2006, 37,196,216 issued and outstanding in 2005	19	19
Additional capital	92,050	85,421
Retained earnings (accumulated deficit)	3,558	(12,931)
Accumulated other comprehensive loss	(1,905)	(61)

	93,722	72,448

	$158,135	$134,859

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 28,	February 28,	February 29,
	2006	2005	2004

	(In thousands, except per share data)
Sales
Solutions	$78,107	$100,504	$83,612
Recurring services	89,996	82,754	81,666

	168,103	183,258	165,278

Cost of goods sold
Solutions	48,007	52,116	47,675
Recurring services	25,534	28,928	27,603

	73,541	81,044	75,278

Gross margin
Solutions	30,100	48,388	35,937
Recurring services	64,462	53,826	54,063

	94,562	102,214	90,000

Research and development expenses	17,918	15,812	15,193
Selling, general and administrative expenses	66,462	60,265	53,188
Amortization of acquisition related intangible assets	1,228	1,461	2,820

Income from operations	8,954	24,676	18,799
Interest income	2,245	914	562
Interest expense	(31)	(585)	(1,966)
Loss on early extinguishment of debt	—	—	(488)
Other income (expense)	56	60	(2,212)

Income before income taxes	11,224	25,065	14,695
Income taxes (benefit)	(5,265)	2,555	3,368

Net income	$16,489	$22,510	$11,327

Net income per share — basic	$0.43	$0.62	$0.33

Shares used in basic per share computation	38,064	36,214	34,447

Net income per share — diluted	$0.42	$0.59	$0.32

Shares used in diluted per share computation	39,044	38,461	35,728

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
	Common Stock			Earnings	Other
			Additional	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total

	(In thousands, except share data)
Balance at February 28, 2003	34,111,101	$17	$65,144	$(46,768)	$(3,410)	$14,983
Net income	—	—	—	11,327	—	11,327
Foreign currency translation adjustment, including tax benefits of $419	—	—	—	—	2,810	2,810

Comprehensive income						14,137

Tax benefit from exercise of stock options	—	—	594	—	—	594
Extension of stock options	—	—	279	—	—	279
Exercise of stock options	1,580,288	1	9,259	—	—	9,260

Balance at February 29, 2004	35,691,389	18	75,276	(35,441)	(600)	39,253
Net income	—	—	—	22,510	—	22,510
Foreign currency translation adjustment	—	—	—	—	539	539

Comprehensive income						23,049

Tax benefit from exercise of stock options	—	—	939	—	—	939
Exercise of stock options	1,504,827	1	9,206	—	—	9,207

Balance at February 28, 2005	37,196,216	$19	$85,421	$(12,931)	$(61)	$72,448
Net income	—	—	—	16,489	—	16,489
Foreign currency translation adjustment	—	—	—	—	(1,844)	(1,844)

Comprehensive income						14,645

Tax benefit from exercise of stock options	—	—	952	—	—	952
Exercise of stock options	652,567	—	3,152	—	—	3,152
Exercise of warrants	621,304	—	2,500	—	—	2,500
Non-cash compensation — restricted stock units	—	—	25	—	—	25

Balance at February 28, 2006	38,470,087	$19	$92,050	$3,558	$(1,905)	$93,722

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 28,	February 28,	February 29,
	2006	2005	2004

	(In thousands)
Operating activities
Net income	$16,489	$22,510	$11,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,602	7,733	9,750
Deferred income taxes	(4,082)	—	—
Provision for doubtful accounts	506	312	342
Write down of inventories	501	57	34
Disposal of equipment	23	(4)	7
Foreign exchange loss (gain)	(233)	(271)	1,981
Loss on early extinguishment of debt acquisition costs	—	—	488
Tax benefit for exercise of stock options	952	939	594
Non-cash compensation — restricted stock units	25	—	—
Changes in operating assets and liabilities:
Accounts receivable	10,085	(8,701)	3,290
Inventories	(3,296)	807	127
Prepaid expenses and other assets	546	895	711
Accounts payable and accrued expenses	(3,977)	1,822	(4,191)
Income taxes payable	(3,506)	(3,280)	501
Customer deposits	(714)	385	(2,641)
Deferred income	4,817	1,732	(4,163)
Other	(16)	560	952

Net cash provided by operating activities	26,722	25,496	19,109

Investing activities
Purchase of Edify Corporation, net of cash acquired	(34,341)	—	—
Purchase of property and equipment	(13,182)	(7,253)	(5,495)
Other	(300)	—	(28)

Net cash used in investing activities	(47,823)	(7,253)	(5,523)

Financing activities
Paydown of debt	(1,733)	(19,368)	(10,611)
Premium on early extinguishment of debt	—	(5)	(20)
Borrowings	—	8,000	4,601
Restricted cash	—	2,750	(2,750)
Exercise of stock options	3,152	9,207	9,260
Exercise of warrants	2,500	—	—

Net cash provided by financing activities	3,919	584	480
Effect of exchange rate on cash	(984)	556	582

Increase (decrease) in cash and cash equivalents	(18,166)	19,383	14,648
Cash and cash equivalents, beginning of period	60,242	40,859	26,211

Cash and cash equivalents, end of period	$42,076	$60,242	$40,859

See notes to consolidated financial statements.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A —	Description of Business
      Intervoice, Inc. (together with our subsidiaries) is a leader in providing converged voice and data solutions for the network and enterprise markets. Through our open, standards based product suites, we offer speech-enabled IVR applications, multi-media and network-grade portals, voicemail and prepaid calling solutions that allow network operators and service providers to increase revenue through value-added services and/or reduce costs through automation and that allow enterprise customers to reduce costs and improve customer service levels. In addition, we provide a suite of consulting services including implementation, business and technical consulting services and recurring maintenance services that supports our installed systems. To further leverage the strong return on investment offered by our systems offerings, we also offer enhanced communications solutions to our customers on a managed service (outsourced) basis.

Note B —	Significant Accounting Policies
      Principles of Consolidation: The consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. On December 30, 2005, we acquired all of the outstanding stock of Edify. Beginning December 31, 2005, our consolidated results include the operations of Edify and its wholly owned subsidiaries (See Note C). All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations.
      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Cash and Cash Equivalents: Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value. Interest income was $2.2 million, $0.9 million and $0.6 million in fiscal 2006, 2005 and 2004, respectively.
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
      Property and Equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method over each asset’s estimated useful life. The range of useful lives by major category is: buildings: 5 to 40 years; computer equipment and software: 3 to 5 years; furniture, fixtures and other: 5 years; and service equipment: 3 years. Depreciation expense totaled $7.0 million, $6.1 million and $6.7 million in fiscal 2006, 2005 and 2004, respectively.
      Intangible Assets and Impairment of Long-Lived Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of our fiscal 2006 acquisition of Edify (See Note C) and our fiscal 2000 acquisition of Brite and certain capitalized purchased software. We amortize intangible assets using the straight-line method over each asset’s estimated useful life. Such lives range from eighteen months to twelve years. Amortization expense for these items totaled $1.6 million, $1.7 million and $3.0 million in fiscal 2006, 2005 and 2004, respectively. We review our intangible and other long-lived assets for possible impairment

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, we recognize an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted estimates of future cash flows. See “Note D — Goodwill and Intangible Assets.” No impairment was indicated for fiscal 2006, 2005 or 2004.
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
      Goodwill: Goodwill is attributable to our fiscal 2006 purchase of Edify (See Note C) and our fiscal 2000 purchase of Brite. Under the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is presumed to have an indefinite life and is not subject to annual amortization. We, however, do perform an impairment test on our goodwill balance on at least an annual basis and at any interim date at which we identify that a triggering event has occurred. Our impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of Intervoice with our carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, we compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to the lesser of that excess or the carrying amount of goodwill. No impairment was indicated for fiscal 2006, 2005 or 2004.
      Other Assets: At February 28, 2006 and 2005 other assets were comprised primarily of refundable deposits.
      Customer Deposits: Customer deposits is comprised of amounts received from customers for orders not yet fulfilled.
      Deferred Income: Deferred income is comprised primarily of amounts collected but not yet earned under annual maintenance and software support contracts. We recognize revenue from such contracts ratably over the term of the contracts.
      Product Warranties: We provide limited warranties on the sale of certain of our solutions. Such warranties cover routine bug-fixes and hardware problems and do not provide a right to system upgrades and enhancements. The warranties are typically valid for one year. At February 28, 2006 and 2005, our accrued warranty costs totaled $1.0 million and $1.1 million, respectively.
      Revenue Recognition: We recognize revenue from the sale of hardware and software solutions, from the delivery of recurring maintenance and software support associated with installed solutions and from the provision of our enterprise and network solutions on a managed service basis. Our policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition,” as amended (SOP 97-2), SEC Staff Accounting Bulletin No. 104 (SAB 104) and EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
element as evidenced by vendor specific objective evidence. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.
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
      Generally, we use POC accounting for our more complex custom solutions. In determining whether a particular sale qualifies for POC treatment, we consider multiple factors including the value of the contract and the degree of customization inherent in the project. Projects normally must have an aggregate value of more than $500,000 to qualify for POC treatment. For a project accounted for under the POC method, we recognize revenue as work progresses over the life of the project based on a comparison of actual labor hours worked to current estimates of total labor hours required to complete the project. We review and update project estimates on a quarterly basis. Unbilled receivables accrued under this POC methodology totaled $5.1 million (20% of total net receivables) and $7.4 million (23% of total net receivables) at February 28, 2006 and 2005, respectively. We expect to bill and collect unbilled receivables as of February 28, 2006 within the next twelve months.
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
      We use completed contract accounting for smaller custom projects not meeting the POC thresholds described above. We also use completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that our ability to make reasonable estimates is in doubt or in situations where a sale is subject to unusual “inherent hazards.” Such hazards are unrelated to, or only incidentally related to, our typical activities and include situations where the enforceability of a contract is suspect, completion of the contract is subject to pending litigation, or where the solutions produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, we recognize revenue upon customer acceptance as evidenced by a written customer acknowledgement, the passage of a contractually defined time period or the customer’s use of the solution in a live operating environment.
      We generate a significant percentage of our sales, particularly sales of network solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases, however, we only recognize revenue at such time as our solution or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy causes us to recognize revenue on a “cash basis,” limiting revenue recognition on certain sales of solutions and/or services to the

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.
      Sale of Maintenance and Software Support: We recognize revenue from maintenance and software support when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.
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
      Advertising Costs: Advertising costs are expensed as incurred. Advertising expense was $2.1 million in fiscal 2006, $2.2 million in fiscal 2005 and $0.9 million in fiscal 2004.
      Income Taxes: We recognize deferred income taxes using the liability method to reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We provide a valuation allowance for deferred tax assets in circumstances where we do not consider realization of such assets to be more likely than not. This is a highly subjective assessment and requires us to evaluate the predictability of future taxable income while considering our operating history which includes significant losses in fiscal 2003 and 2002. During fiscal 2006, we reversed a significant portion of the valuation allowances associated with deferred tax assets of our U.S. operations. See Note I.
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
      Because we have elected this treatment, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148) require disclosure of pro forma information which provides the effects on net income and net income per share as if we had accounted for our employee stock awards under the fair value method prescribed by SFAS 123.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We estimated the fair value of our employee stock awards using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2006, 2005 and 2004, respectively: risk-free interest rates of 3.99%, 2.47% and 2.34%; stock price volatility factors of 0.57, 0.86 and 1.22; and expected option lives of 3.52 years, 2.16 years, and 3.03 years. We do not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in fiscal 2006, 2005 and 2004 was $4.13, $4.43, and $4.27, respectively. A reconciliation of our actual net income and net income per diluted common share to our pro forma net income and net income per diluted common share using the fair value method of accounting for stock options for fiscal 2006, 2005 and 2004 is as follows (in millions, except per share data):

	2006	2005	2004

Net income as reported	$16.5	$22.5	$11.3
Add: stock-based employee compensation expense included in reported net income net of related tax effect	—	—	0.3
Deduct: total stock-based employee compensation expense determined under fair value method, net of related tax effect	(5.2)	(7.5)	(4.1)

Pro forma net income (loss)	$11.3	$15.0	$7.5

Net income per share:
Basic — as reported	$0.43	$0.62	$0.33
Basic — pro forma	$0.30	$0.42	$0.22
Diluted — as reported	$0.42	$0.59	$0.32
Diluted — pro forma	$0.30	$0.40	$0.21
      The Financial Accounting Standards Board has issued a revision to SFAS No. 123 (SFAS 123R) that requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options and other equity awards based on the grant date fair value of the equity instrument. This change in accounting for stock options will become effective for our fiscal year 2007 which began March 1, 2006. We will implement SFAS 123R using the modified prospective application. Under this approach, we will apply the requirements of the statement to new awards and to awards modified, repurchased or cancelled after March 1, 2006. In addition, we will recognize compensation cost for the portion of awards outstanding as of March 1, 2006 for which service has not yet been rendered as of that date over the remaining service periods of the awards.
      We cannot predict the full impact of the adoption of SFAS 123R at this time because the expense to be recognized will depend, in part, on the amount of any share-based awards granted in the future. For options granted prior to March 1, 2006 and unvested as of February 28, 2006, we expect to recognize compensation expense of approximately $4.5 million in fiscal 2007. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure pro forma net income and earnings per share shown above.
      SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate the future impact of this change because it is dependent on, among other things, when employees exercise stock options.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note C — Acquisition of Edify Corporation
      On December 30, 2005, we completed our acquisition of Edify, a leading global supplier of interactive voice response solutions, from S1 Corporation (“S1”). While Edify was smaller in revenues and personnel than Intervoice, Edify possessed a diverse customer base and marketing strengths that, when added to the capabilities of Intervoice, allow the combined company to enhance its position of leadership in the enterprise voice self-service market. The merger is a taxable event and is being accounted for as a purchase of a business. Our statement of operations for fiscal 2006 reflects the results of operations of Edify beginning December 31, 2005. The total purchase price of $35.5 million is comprised of payments to S1 of $34.1 million and estimated transaction costs of $1.4 million. The allocation of the purchase consideration is as follows (in millions):

Cash	$0.2
Accounts receivable, net	4.8
Prepaid expenses	0.7
Property and equipment, net	0.5
Separately identifiable intangible assets	6.8
Goodwill	29.1
Other assets	0.3

Total assets acquired	$42.4

Accounts payable	$0.3
Accrued restructuring costs	0.5
Other accrued liabilities	2.8
Deferred income	3.3

Total liabilities assumed	$6.9

Total purchase price	$35.5

      The value assigned to separately identifiable intangible assets is comprised of $4.0 million for developed technology with an estimated useful life of five years, $2.5 million for customer relationships with an estimated useful life of eight years, and $0.3 million for trademarks and trade names with an estimated useful life of eighteen months. We expect to amortize these intangible assets on a straight line basis over their respective estimated useful lives. See Note D. Of the recorded goodwill of approximately $29.1 million, approximately $19.5 million is expected to be deductible for tax purposes.
      The value assigned to deferred income reflects a reduction of $1.3 million in the historical balance that was necessary in order to record deferred income at fair value. This reduction will serve to reduce income recognized in the first year following the acquisition from that which would have been recognized by Edify in the absence of the acquisition.
      The accrued restructuring costs of $0.5 million are comprised of severance and related costs associated with our elimination of 19 Edify positions identified at the time of the acquisition. We expect to pay this amount during fiscal 2007.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma information represents our results of operations for the fiscal years ended February 28, 2006 and 2005 as if the Edify acquisition had occurred at March 1, 2005 and 2004. The pro forma information has been prepared by combining the results of operations of Intervoice and Edify, adjusted for additional amortization expense of identified intangibles, a reduction in interest income as a result of our use of cash to acquire Edify and pay transaction costs, and the resulting impact on the provision for income taxes. The unaudited pro forma information does not purport to be indicative of what would have occurred had the Edify acquisition occurred as of the date assumed or of results of operations which may occur in the future (in millions, except per share data):

	Fiscal Year Ended
	February 28

	2006	2005

	(Unaudited)
Sales	$198.4	$220.4
Income before income taxes	11.4	23.0
Net income	16.6	20.6
Net income per share — diluted	0.43	0.54
Note D — Goodwill and Intangible Assets
      The changes in the carrying value of goodwill for the years ended February 28, 2006 and 2005 are as follows (in millions):

Balance at February 29, 2004	$3.4
Additions	—
Impairment charges	—

Balance at February 28, 2005	$3.4
Additions — Acquisition of Edify	29.1
Impairment charges	—

Balance at February 28, 2006	$32.5

      Intangible assets other than goodwill at February 28, 2006 and 2005 are comprised of the following (in millions):

		February 28, 2006

		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relationships — Brite	10 years	$18.6	$15.3	$3.3
Developed technology — Edify	5 years	4.0	0.1	3.9
Customer relationships — Edify	8 years	2.5	0.1	2.4
Trademark/trade name — Edify	18 months	0.3	—	0.3
Other intangibles	5-12 years	2.3	1.9	0.4

Total		$27.7	$17.4	$10.3

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		February 28, 2005

		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relationships — Brite	10 years	$18.6	$14.3	$4.3
Other intangibles	5-12 years	2.0	1.6	0.4

Total		$20.6	$15.9	$4.7

      The estimated amortization expense attributable to these intangible assets for each of the next five years is as follows (in millions):

Fiscal 2007	$2.5
Fiscal 2008	$2.4
Fiscal 2009	$2.2
Fiscal 2010	$1.4
Fiscal 2011	$1.0
Note E — Inventory
      Inventory at February 28, 2006 and 2005 consisted of the following (in millions):

	2006	2005

Purchased parts	$3.9	$3.8
Work in progress	5.5	3.8

	$9.4	$7.6

Note F — Property & Equipment
      Our property and equipment consisted of the following (in millions):

	February 28,	February 28,
	2006	2005

Land and buildings	$16.9	$16.9
Computer equipment and software	42.8	34.0
Furniture and fixtures	3.2	3.3
Managed services equipment	16.3	12.6
Maintenance services equipment	8.7	9.3

	87.9	76.1

Less allowance for accumulated depreciation	(59.0)	(54.3)

Property and equipment, net	$28.9	$21.8

      At February 28, 2006 and 2005, the balance in our computer equipment and software account included approximately $8.0 million and $2.3 million, respectively, in capitalized costs associated with our SAP implementation. Such costs will be depreciated over a five year estimated life. Depreciation on approximately $2.6 million of the total began during the third quarter of fiscal 2006 as certain elements of the SAP project were placed into service. Depreciation on the remaining balance will begin in fiscal 2007 as additional components of the system are placed in service.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G —	Accrued Expenses
      Accrued expenses consisted of the following at February 28, 2006 and 2005 (in millions):

	2006	2005

Accrued compensation and other employee related costs, including accrued vacation	$8.7	$7.7
Other	6.5	6.0

	$15.2	$13.7

Note H —	Long-Term Borrowings
      We had no debt outstanding at February 28, 2006. At February 28, 2005, our long-term debt was comprised of the following (in millions):

February 28,
2005

Term loan, bearing interest, payable monthly, accruing at a rate equal to the prime rate plus 0.50% or the London Inter-Bank Offering Rate plus 2.25% (4.875% at February 28, 2005); principal repaid in full during March 2005	$1.7

Total debt outstanding	1.7
Less: current portion	0.4

Long-term debt, net of current portion	$1.3

Letter of Credit Facility
      In February 2006, we terminated our existing line of credit and entered into a new letter of credit line with the lender. The letter of credit line provides that the lender will issue letters of credit not to exceed the principal amount of $2.0 million. At February 28, 2006, letters of credit totaling approximately $0.2 million were outstanding. Each draft paid by the lender will bear interest at a rate of one-fourth of one percent (0.25%) above the prime rate. This agreement contains certain representations and warranties, certain negative and affirmative covenants, certain conditions and events of default which are customarily required for similar financing. As of February 28, 2006, we were in compliance with all such covenants.

Line of Credit
      In January 2004, we entered into a credit agreement with a lender which provided for a revolving line of credit equal to the lesser of $5.5 million or a defined borrowing base comprised of eligible U.S. accounts receivable and $2.8 million held in a cash collateral account. The agreement was amended August 17, 2004 to release us from the obligation to maintain the cash collateral and to remove such collateral from the borrowing base definition. Initial borrowings under the revolving line of credit of $4.6 million were used to retire indebtedness then outstanding under an amortizing term loan. The credit agreement contained terms, conditions and representations that are generally customary for asset-based credit facilities including requirements that we comply with certain financial and operating covenants. Borrowings under the credit agreement were secured by first liens on our accounts receivable, general intangibles, equipment and inventory and by a first lien on the real property and fixtures comprising our Dallas headquarters building and fixtures.
      In June 2004, we entered into an amended and restated credit agreement with our lender that added an $8.0 million term loan to our existing line of credit. We used the proceeds of the new term loan to repay all amounts outstanding under a then existing mortgage loan. We repaid the outstanding balance of the term loan in full in March 2005. As described above, we terminated the line of credit in February 2006.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Interest Paid
      We made interest payments totaling less than $0.1 million, $0.6 million and $2.0 million in fiscal 2006, 2005, and 2004, respectively.

Note I —	Income Taxes
      Our income before income taxes was attributable to our domestic and foreign operations as follows (in millions):

	Domestic	Foreign
Fiscal Year	Operations	Operations	Total

2006	$5.8	$5.4	$11.2
2005	15.4	9.7	25.1
2004	7.2	7.5	14.7
      Our income tax provision (benefit) attributable to income before income taxes was comprised of the following elements (in millions):

	2006	2005	2004

Income tax provision (benefit):
Current:
Federal	$(1.1)	$0.6	$2.0
State	(0.1)	(0.1)	0.3
Foreign	—	2.1	1.1

Total current	(1.2)	2.6	3.4

Deferred:
Federal	(4.4)	—	—
State	—	—	—
Foreign	0.3	—	—

Total deferred	(4.1)	—	—

	$(5.3)	$2.6	$3.4

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of our income tax expense (benefit) with the United States federal statutory rate is as follows (in millions):

	2006		2005		2004

Federal income taxes (benefit) at statutory rates	$3.9	35%	$8.8	35%	$5.1	35%
AJCA repatriation tax	1.0	9	—	—	—	—
Deemed dividends and other taxable income from wholly owned foreign subsidiaries	—	—	1.3	5	13.6	92
Release of valuation allowance in February 2006	(4.4)	(39)	—	—	—	—
Change in valuation allowance, primarily as a result of the use of net operating losses and tax credits carried forward from prior years	(0.6)	(5)	(6.2)	(25)	(13.8)	(94)
Resolution of tax contingencies	(3.2)	(29)	(0.9)	(4)	—	—
Other foreign tax adjustments	(0.4)	(4)	—	—	(2.1)	(14)
Effect of non-U.S. tax rates	(0.6)	(5)	(0.2)	(1)	—	—
State taxes, net of federal effect	(0.1)	(1)	(0.1)	—	0.3	2
Other	(0.9)	(8)	(0.1)	—	0.3	2

	$(5.3)	(47)%	$2.6	10%	$3.4	23%

      We paid income taxes, net, of $0.6 million, $4.6 million, and $0.8 million in fiscal 2006, 2005, and 2004, respectively.
      During fiscal 2003 and 2002, we incurred significant losses. As a result, we were unable to conclude that it was more likely than not that we would recognize the benefit of our net deferred tax assets, and, accordingly, we established a valuation allowance against such assets. For the three years ended February 28, 2006, we have reported profits on both our consolidated and U.S. operations. During those years, we have used net operating losses and credits carried forward from previous years and the reversal of certain temporary differences to offset virtually all of our U.S. taxable income. The reversal of a portion of our deferred tax asset valuation allowances offset the deferred tax expense we would otherwise have incurred as a result of using the assets, and, as a result, our overall effective tax rate for the years was substantially less than the statutory rates.
      Given this three year history of profitability and our belief that we will continue to generate sufficient taxable income in the future to realize the benefits of certain of our remaining U.S. federal deferred tax assets, in February 2006 we reversed an additional $4.4 million of valuation allowance associated with such assets. We continued to provide valuation allowances on certain foreign and state deferred tax assets and on certain U.S. federal deferred tax assets that will benefit equity if and when realized. These valuation allowances are provided because of remaining uncertainty about the realizability of such assets.
      On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the fourth quarter of fiscal 2006, we elected to repatriate $10.3 million from our U.K. subsidiary pursuant to the provisions of the AJCA. In doing so, we incurred related income tax expense of approximately $1.0 million.
      During fiscal 2006, we resolved various tax contingencies arising out of our U.S., U.K., German and MEA operations. The resolution of all such items resulted in a $3.2 million reduction in our tax expense for fiscal 2006 and was associated with the completion of audits of certain of our international tax returns and with the closing of certain tax periods due to the passage of time. Tax expense for fiscal 2005 reflected the benefit of a $0.9 million favorable tax settlement with a foreign government reached during the year.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Deferred taxes arise because we recognize the effect of certain transactions in different periods for financial and tax reporting purposes. Our deferred tax assets and liabilities were comprised of the following significant components at February 28, 2006 and 2005 (in millions):

	2006	2005

Deferred Tax Assets:
Net operating loss carryforwards	$3.9	$5.0
Tax credit carryforwards	3.1	4.2
Accrued expenses	1.8	1.8
Inventory	1.5	1.5
Depreciation and amortization	1.0	1.1
Deferred revenue	0.1	0.4
Allowance for doubtful accounts	0.4	0.2
Other items	0.9	1.2

Total deferred tax assets	12.7	15.4
Valuation allowance	(6.4)	(13.3)

Net deferred tax assets	6.3	2.1

Deferred tax liabilities:
Acquisition-related identified intangibles	(1.2)	(1.5)
Other items	(1.0)	(0.6)

Total deferred tax liabilities	(2.2)	(2.1)

Net deferred tax assets	$4.1	$—

      At February 28, 2006, the net deferred income tax assets of $4.1 million were presented in the balance sheet, based on tax jurisdiction, as deferred income tax assets of $4.4 million and deferred income tax liabilities of $0.3 million.
      At February 28, 2006, we had U.S. federal net operating loss carryforwards totaling $9.3 million. This amount, if not used, will expire beginning in fiscal 2021. All of these federal net operating loss carryforwards arose from employee stock option exercises. As a result, the realization of such carryforwards when used to reduce federal tax payments in fiscal 2007 and future years will increase equity and will not reduce our tax provision for those years.
      We do not provide for U.S. federal income taxes on undistributed earnings of our non-U.S. subsidiaries because, in the opinion of management, such earnings are indefinitely reinvested outside of the U.S. Should these earnings be distributed in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes in certain foreign jurisdictions. As of February 28, 2006 the unrecognized deferred income taxes on these earnings was approximately $1.8 million.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J —	Stockholders’ Equity
      Our shareholders approved the 2005 Stock Incentive Plan in July 2005. This plan encompasses all remaining shares available for grant under all prior plans. As of February 28, 2006, we had reserved 9,600,796 shares of common stock for issuance under these plans, with 7,140,878 shares reserved for stock options and restricted stock units outstanding at that date and 2,459,918 shares reserved for future grants. The Compensation Committee of our Board of Directors controls the granting of options and restricted stock units under the plan. Option prices are set at the fair market value per share of stock on the date of grant. Substantially all of the options have a 7-year or 10-year term. Except for options granted in July 2004 and July 2005, options generally vest ratably over a 3 or 4 year period. Fifty percent of the options granted in July 2004 vested on February 28, 2005, and the remaining fifty percent will vest in July 2007. Fifty percent of the options granted in July 2005 vested on February 28, 2006, and the remaining fifty percent will vest in February 2009.
      Summarized information about stock options outstanding at February 28, 2006 under the plans described above is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
Exercise Prices	Shares	Exercise Price	in Years

$1.02 - $6.97	1,329,360	$3.49	4.87
$7.00 - $8.35	1,207,474	$7.20	7.22
$8.55 - $9.11	1,763,015	$9.04	8.09
$9.22 - $9.54	1,636,094	$9.53	6.37
$9.69 - $28.88	1,158,060	$12.64	5.62

$1.02 - $28.88	7,094,003	$8.39	6.54

      Summarized information about stock options exercisable under these plans at February 28, 2006 is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
Exercise Prices	Shares	Exercise Price	in Years

$1.02 - $5.00	919,039	$2.88	4.70
$5.15 - $9.00	1,075,007	$7.02	6.36
$9.05 - $9.50	763,062	$9.11	8.38
$9.54 - $9.73	1,070,191	$9.58	5.86
$10.11- $28.88	605,084	$13.85	4.87

$1.02 - $28.88	4,432,383	$8.07	6.04

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity under the plans during fiscal 2006, 2005 and 2004 is summarized as follows:

		Weighted Average
		Exercise Price
	Shares	per Share

Balance at February 28, 2003	5,511,006	$7.71
Granted	2,271,875	5.90
Exercised	(1,126,134)	7.50
Forfeited	(548,281)	9.53

Balance at February 29, 2004	6,108,466	$6.91
Granted	2,303,310	9.77
Exercised	(1,413,952)	5.86
Forfeited	(634,939)	8.42

Balance at February 28, 2005	6,362,885	$8.03
Granted	2,067,928	9.38
Exercised	(652,567)	4.83
Forfeited	(684,243)	11.43

Balance at February 28, 2006	7,094,003	$8.39

Restricted Stock Units
      During fiscal 2006, we granted restricted stock units under our 2005 Stock Incentive Plan. These units will vest upon the completion of the service period of two or three years from the date of grant. Each restricted stock unit granted reduces the number of shares available for future grants by two shares. Activity during fiscal 2006 is summarized as follows:

		Weighted Average
	Shares	Price per Share

Balance at February 28, 2005	—	$—
Granted	46,875	8.20
Exercised	—	—
Forfeited	—	—

Balance at February 28, 2006	46,875	$8.20

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      We also had stock option activity under our Employee Stock Purchase Plan during fiscal 2005 and previous years. Under this plan, options were granted to all eligible employees in accordance with a formula prescribed by the plan and were exercised automatically at the end of a one-year payroll deduction period. The option price per share was 85% of the lower of the fair market value on the grant date or the exercise date. The option period consisted of the 12-month period beginning January 1 and ending the following December 31. Our employees exercised all options outstanding under this plan during the fourth quarter of fiscal 2005, and we subsequently terminated the plan. There was no activity under this plan during fiscal 2006. Activity under the plan during the two years ended February 28, 2005 was as follows:

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

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the holders the right to purchase from us an aggregate of 621,304 shares of our common stock for $4.0238 per share. In April 2005, the warrant holders paid us $2.5 million to purchase the full 621,304 shares available under the warrants.

Accumulated Comprehensive Loss
      Changes in accumulated comprehensive loss are as follows (in millions):

Balance at February 28, 2003	$(3.4)
Foreign currency translation adjustments	2.8

Balance at February 29, 2004	$(0.6)
Foreign currency translation adjustments	0.5

Balance at February 28, 2005	$(0.1)
Foreign currency translation adjustments	(1.8)

Balance at February 28, 2006	$(1.9)

Note K — Leases
      Rental expense was $2.2 million, $2.0 million and $1.9 million in fiscal 2006, 2005 and 2004, respectively. Rental costs in all years generally related to office and manufacturing facility leases. The lease agreements include renewal provisions and require us to pay taxes, insurance and maintenance costs. At February 28, 2006, our commitments for minimum rentals under noncancelable operating leases were as follows (in millions):

Fiscal Year	Amount

2007	$1.9
2008	$1.3
2009	$0.9
2010	$0.4
2011	$0.4
Thereafter	$0.2
Note L — Special Charges

Fiscal 2006
      During fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of acquisition of Edify. The following table summarizes the effect on reported operating results by financial statement category of all special charge activities for fiscal 2006 (in millions).

	Cost of	Research	Selling,
	Goods	and	General and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$0.5	$0.2	$1.2	$1.9
      Of this amount $1.8 million remained accrued at February 28, 2006.

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Cost of	Research	Selling,
	Goods	and	General and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$0.6	$0.2	$0.6	$1.4
Separation settlement	—	—	0.8	0.8

Total	$0.6	$0.2	$1.4	$2.2

      All cash charges related to these special charges have been paid.
Note M — Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended February 28/29

	2006	2005	2004

	(In millions, except per
	share data)
Numerator:
Net income	$16.5	$22.5	$11.3

Denominator:
Denominator for basic earnings per share	38.1	36.2	34.4
Effect of dilutive securities:
Employee stock options and restricted stock units	0.9	1.9	1.0
Outstanding warrants	—	0.4	0.3

Denominator for diluted earnings per share	39.0	38.5	35.7

Net income per share — basic	$0.43	$0.62	$0.33

Net income per share — diluted	$0.42	$0.59	$0.32

      Options to purchase 2,800,489, 1,109,000 and 1,554,060 shares of common stock at average exercise prices of $10.83, $14.19 and $12.25, respectively, were outstanding at February 28, 2006, February 28, 2005 and February 29, 2004, respectively, but were not included in the computations of diluted earnings per share because the effect would have been anti-dilutive to the calculations because the options’ exercise prices were greater than the average price of our shares for the year.
Note N — Operating Segment Information and Major Customers
      We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes Voice Automation/ IVR solutions, network portal solutions, messaging solutions, payment solutions, maintenance and related services,

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and managed services provided for customers on an outsourced or managed service provider basis. Our net sales by product line for fiscal 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004

Voice Automation/ IVR solution sales	$40.6	$68.1	$52.5
Network portal solution sales	8.6	5.9	1.7
Messaging solution sales	19.1	10.4	10.8
Payment solution sales	9.8	16.1	18.6

Total solution sales	78.1	100.5	83.6

Maintenance and related services revenues	64.4	59.4	57.0
Managed services revenues	25.6	23.4	24.7

Total recurring services revenues	90.0	82.8	81.7

Total sales	$168.1	$183.3	$165.3

Geographic Operations
      We assign revenues to geographic locations based on locations of customers. Our net sales by geographic area for fiscal years 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004

North America	$92.1	$107.8	$97.7
Europe	39.1	40.9	32.4
Middle East and Africa	19.1	21.3	25.2
Central and South America	12.6	6.8	7.5
Pacific Rim	5.2	6.5	2.5

Total	$168.1	$183.3	$165.3

      Our fixed assets by geographic location are as follows (in millions):

	2006	2005

United States	$27.4	$20.4
United Kingdom	1.5	1.4

	$28.9	$21.8

Concentration of Revenue
      We have historically made significant sales of solutions, maintenance and managed services to O2. Such combined sales accounted for 10% of our total sales during fiscal 2006, 2005 and 2004. There were no other customers accounting for 10% or more of our sales during such periods. Of the total sales made to O2, we recognized revenue totaling $8.3 million in fiscal 2006 and $10.1 million in each of fiscal 2005 and 2004 under one long term managed services contract. The contract expires in July 2006. We do not expect the contract to be extended beyond that date.
Note O — Concentrations of Credit Risk
      We sell systems directly to end-users and distributors primarily in the banking and financial, telecommunications, human resource, and healthcare markets. Customers are dispersed across different geographic areas,

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
primarily North America, Europe, the Middle East, Africa, Central and South America and the Pacific Rim. We extend credit based on an evaluation of a customer’s financial condition, and we generally require a deposit. We have made a provision for credit losses in these financial statements.
Note P — Employee Benefit Plan
      We sponsor an employee savings plan in the United States which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed one month of service are eligible to participate in the plan. We match 50% of employee contributions up to 6% of the employee’s eligible compensation. We also sponsor a plan in the U.K. where our contribution is based on the employee’s age and ranges from 5% to 9% of the employee’s base salary. Company contributions under all plans totaled $1.9 million, $1.8 million and $1.6 million in fiscal 2006, 2005 and 2004, respectively.
Note Q — Contingencies

Intellectual Property Matters
      We provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review and opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Although no such litigation is currently pending against us, owners of patents and/or copyrighted works have previously sued us alleging infringement of their intellectual property rights. We currently have a portfolio of 80 patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.
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
      We offer certain products that can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. Our contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by Intervoice infringe a third party’s patent. None of our customers has notified us that RAKTL has claimed that any product provided by us infringes any claims of any RAKTL patent. Accordingly, we have not been required to defend any customers against a claim of infringement under a RAKTL patent. We have, however, received letters from customers notifying us of the efforts by RAKTL to license its patent portfolio and reminding us of our potential obligations under the indemnification provisions of our agreements in the event that a claim is asserted. In response to correspondence from RAKTL, a few customers have attempted to tender to us the defense of our products under contractual indemnity provisions. We have informed these

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customers that while we fully intend to honor any contractual indemnity provisions, we do not believe we currently have any obligation to provide such a defense because RAKTL does not appear to have made a claim that an Intervoice product infringes a patent. Some of these customers have disagreed with us and believe that the correspondence from RAKTL can be construed as claims against Intervoice products.
      Some of our customers have licensed certain rights under the RAKTL patent portfolio. Two such customers who had previously attempted to tender the defense of their products to us informed us that they had entered into agreements to license certain rights under the RAKTL patents and demanded we indemnify them for unspecified amounts, including attorney’s fees, paid in connection with the license agreements. We notified these customers that we believe we do not have any indemnity obligation in connection with the license agreements. We have received no further response from either customer.
      A customer of ours is one of several companies sued on July 19, 2005 by RAKTL in the case of Ronald A. Katz Technology Licensing, L.P. v. Citibank, et al.; No. 505CV 142, pending in the United States District Court for the Eastern District of Texas, Texarkana Division. The customer has not asserted that we are obligated to indemnify and defend the customer in the lawsuit, but the customer has notified us under the indemnity paragraph of their sales agreement with us that the lawsuit could potentially impact one or more of their agreements with us. A customer of our recently acquired subsidiary, Edify, is also a defendant in the lawsuit and has asserted that Edify is obligated to indemnify the customer under the indemnity paragraph of its sales agreement. Edify told the customer that it does not believe it has an obligation to indemnify the customer in connection with the lawsuit.
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

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Systems, Inc. and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.
      We requested that the United States District Court for the Northern District of Texas dismiss the complaint in its entirety because the complaint lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. On August 8, 2002, the Court entered an order granting our motion to dismiss the class action lawsuit. In the order dismissing the lawsuit, the Court granted Plaintiffs an opportunity to reinstate the lawsuit by filing an amended complaint.
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
      Plaintiffs filed a motion for class certification on February 3, 2006 and we filed an opposition to Plaintiffs’ motion on March 20, 2006. Plaintiffs filed a reply in further support of their motion for class certification on April 10, 2006 and we petitioned the Court for a hearing on the motion. Both parties are also in the process of producing documents in response to requests for discovery.
      Daniel Wardiman, derivatively on behalf of Nominal Defendant, Intervoice-Brite, Inc. v. Daniel D. Hammond et. al., pending in federal district court in Dallas, Texas (case no. 3-05CV2114-N):
      One of our shareholders filed a shareholder derivative suit against certain current and former directors and officers on October 27, 2005. The suit alleges that these individuals breached their fiduciary duties to Intervoice during the fiscal year ended February 29, 2000 and during the first quarter of the fiscal year ended February 28, 2001. The alleged conduct is largely the same conduct that is the subject of the Barrie class action lawsuit discussed above. The shareholder filed the derivative suit after sending a letter, previously disclosed by us, demanding that Intervoice file suit against the defendants. We and the individual defendants believe there are meritorious defenses to this suit.
      We and defendants filed a motion on January 17, 2006 to dismiss the suit because we believe the case is barred under the applicable statutes of limitations. Plaintiff filed an opposition to our motion on February 3, 2006 and we and defendants filed a reply in support of our motion to dismiss on February 27, 2006. The parties are currently awaiting a ruling on the motion by the Court.

Audit Committee Investigation
      During fiscal 2005, our Audit Committee conducted an investigation of certain transactions that occurred during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee reported the results of its investigation to the SEC, and we are cooperating with the SEC as it makes its own inquiries regarding the transactions. We are currently providing documents to the SEC in response to a subpoena requesting information about the transactions, and several of our current and former officers and non-officer employees have provided or are scheduled to provide testimony to the SEC. Our Audit Committee and its counsel are continuing to monitor our response to the SEC, and they also have conducted a review of certain documents provided to the SEC which we located after the Committee’s original investigation. Intervoice is also honoring our obligation to indemnify certain current and former officers and other employees of Intervoice, including

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our Chief Executive Officer and two other executive officers, who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation. Furthermore, we are honoring our obligation to reimburse legal fees incurred by certain recipients of the subpoenas.
      The Audit Committee investigation found that we accounted for certain transactions incorrectly during our fiscal years 2000 through 2002. The Audit Committee investigation concluded that a $0.9 million payment made by Intervoice to a publicly held supplier purportedly for certain prepaid licenses was linked to an agreement to amend a 1997 warrant issued to us by the supplier to permit our cashless exercise of the warrant. As a result, we believe the $0.9 million payment should have been recorded as a reduction in the $21.4 million gain we recognized on the sale of the shares underlying the warrant during the fourth quarter of fiscal 2001 and should not have been recorded as prepaid license inventory. Our payment to the supplier may have rendered unavailable a nonexclusive registration exemption for the sale of the shares underlying the warrant. The Audit Committee investigation also found that we intentionally provided the same supplier false or misleading documents for such supplier to use to support such supplier’s improper recognition of revenue in calendar 2001.
      The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. We, two of our former officers and the SEC have agreed that Intervoice and the officers will not assert any defenses based on a statute of limitations with respect to any future claims by the SEC concerning the two transactions investigated by the Audit Committee that occurred during February 2000. As a result of work performed in responding to the SEC subpoena, the Committee has concluded that Intervoice also improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We are providing documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
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

Other Matters
      We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of the lawsuits and other matters described above, is uncertain, and

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
there can be no assurance that future costs related to such matters would not be material to our financial position or results of operations.
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
      Many of our contracts, particularly for managed services, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.
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
      We are obligated under letters of credit totaling approximately $0.2 million issued by a bank to guarantee our performance under a long-term international managed services contract and related proposals. These letters of credit expire during fiscal 2007.
      We have employment agreements with three executive officers and two other officers. One agreement with an executive officer requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with such agreement were terminated for one of the preceding reasons during fiscal 2007, we would incur costs ranging from $0.6 million to $1.2 million. The agreements with the other two executive officers require us to make termination payments of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to two times the officer’s annual base compensation including bonuses in connection with a termination of the officer’s services within an 18 month period following a change in ownership of Intervoice, as defined in the agreements. If both of these officers were terminated for one of the preceding reasons during the fiscal 2007, we would incur costs ranging from $0.9 million to $1.2 million. The remaining agreements with two officers provide for their employment through December 2007. If we terminated these officers prior to the expiration of their contracts, we would owe them the greater of their compensation for the unexpired term of the contracts or one-half of their annual compensation under the contract. If these officers were terminated during fiscal 2007, we would incur costs ranging from $0.3 million to $0.7 million.
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

INTERVOICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We have a qualified obligation to indemnify certain current and former officers and other employees of Intervoice in connection with activities resulting from the Audit Committee investigation and related SEC inquiries described in “Audit Committee Investigation” above.
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

SCHEDULE II
INTERVOICE, INC.
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E

	Balance at	Additions (1)	Additions (2)
	Beginning of	Charged to Costs	Charged to Other				Balance at
Description	Period	and Expenses	Accounts		Deductions		End of Period

	(In millions)
Year Ended February 28, 2006:
Allowance for doubtful accounts	$0.8	$0.5	$0.5	(B)	$(0.1	)(A)	$1.7
Year Ended February 28, 2005:
Allowance for doubtful accounts	$0.9	$0.3	—		$(0.4	)(A)	$0.8
Year Ended February 29, 2004:
Allowance for doubtful accounts	$2.5	$0.3	—		$(1.9	)(A)	$0.9

(A)	Accounts written off.

(B)	Allowance accounts included in Edify acquisition.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.
Item 9A.     Controls and Procedures
      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2006. Based on that review and evaluation, which included inquiries made to certain other employees, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
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
      Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, we believe that, as of February 28, 2006, our internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of February 28, 2006, has been audited by Ernst & Young, LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears below.
      Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
      None.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
Shareholders and Board of Directors
Intervoice, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Intervoice, Inc. maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intervoice, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Intervoice, Inc. maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intervoice, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intervoice, Inc. as of February 28, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2006. Our report dated May 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
May 9, 2006

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
      (a) The following consolidated financial statements and financial statement schedule of Intervoice, Inc. and subsidiaries are included in Items 8.
      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
      (3) Exhibits:

The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERVOICE, INC.

By:	/s/ ROBERT E. RITCHEY

Robert E. Ritchey
President and Chief Executive Officer
Dated: May 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. RITCHEY Robert E. Ritchey	President and Chief Executive Officer	May 15, 2006

/s/ CRAIG E. HOLMES Craig E. Holmes	Executive Vice President and Chief Financial Officer	May 15, 2006

/s/ MARK C. FALKENBERG Mark C. Falkenberg	Chief Accounting Officer	May 15, 2006

/s/ GERALD F. MONTRY Gerald F. Montry	Chairman of the Board	May 15, 2006

/s/ SAJ-NICOLE A. JONI Saj-nicole A. Joni	Director	May 15, 2006

/s/ JOSEPH J. PIETROPAOLO Joseph J. Pietropaolo	Director	May 15, 2006

/s/ GEORGE C. PLATT George C. Platt	Director	May 15, 2006

/s/ DONALD B. REED Donald B. Reed	Director	May 15, 2006

/s/ JACK P. REILY Jack P. Reily	Director	May 15, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated November 18, 2005 by and among Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc. and Arrowhead I, Inc.(28)
3.1	Articles of Incorporation, as amended, of Registrant.(1)
3.2	Amendment to Articles of Incorporation of Registrant.(7)
3.3	Amendment to Articles of Incorporation of Registrant.(12)
3.4	Third Restated Bylaws of Registrant.(18)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent.(3)
4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under a Securities Purchase Agreement.(10)
4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC, as Rights Agent.(10)
10.1	The InterVoice, Inc. 1990 Incentive Stock Option Plan, as Amended.(5)
10.2	The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for Non-Employees, as amended.(2)
10.3	InterVoice, Inc. Restricted Stock Plan.(4)
10.4	InterVoice, Inc. 1998 Stock Option Plan.(6)
10.5	Acquisition Agreement and Plan of Merger dated as of April 27, 1999, by and among the Company, InterVoice Acquisition Subsidiary III, Inc. (“Acquisition Subsidiary”) and Brite Voice Systems, Inc.(8)
10.6	Patent License Agreement between Lucent Technologies GRL Corp. and InterVoice Limited Partnership, effective as of October 1, 1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment.(7)
10.7	Intervoice, Inc. 1999 Stock Option Plan.(9)
10.8	Second Amended Employment Agreement dated as of February 18, 2002, between the Company and David W. Brandenburg.(11)
10.9	Employment Agreement dated as of October 23, 2002, between the Company and Robert E. Ritchey.(13)
10.10	Separation Agreement with Rob-Roy J. Graham dated June 25, 2003.(14)
10.11	Intervoice, Inc. Employee Stock Purchase Plan, as amended and restated effective June 24, 2003.(15)
10.12	Employment Agreement with Craig E. Holmes effective August 27, 2003.(15)
10.13	Credit and Security Agreement dated as of January 26, 2004, between the Company and Wells Fargo Bank, N.A.(16)
10.14	Amended and Restated Credit Agreement dated as of June 3, 2004, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”).(18)
10.15	First Amendment to Credit Agreement dated as of August 17, 2004, between Registrant and Wells Fargo.(19)
10.16	Fiscal Year 2005 Transition Year Incentive Plan Summary.(19)
10.17	Intervoice, Inc. 2003 Stock Option Plan.(19)
10.18	Letter Agreement dated November 18, 2004 between Registrant and David W. Brandenburg.(21)
10.19	Summary of Fiscal Year 2005 Second Half Incentive Plan.(20)
10.20	Summary of Fiscal Year 2006 Annual Incentive Compensation Plan.(22)
10.21	Summary of Fiscal Year 2006 Non-Employee Director Cash Compensation.(23)
10.22	Employment Agreement effective December 1, 2004 between Registrant and Robert E. Ritchey.(29)

Exhibit
Number	Description

10.23	Statement of Terms and Conditions of Employment for Francis Sherlock.(24)
10.24	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Employees.(25)
10.25	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Non-employee Directors.(25)
10.26	Intervoice, Inc. 2005 Stock Incentive Plan.(26)
10.27	Extension of Health Care Coverage to Non-Employee Directors.(27)
10.28	Salary Increases for Executive Officers.(27)
14	Code of Ethics.(17)
21	Subsidiaries.(30)
23	Consent of Independent Auditors.(30)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).(30)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).(30)
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.(30)*
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.(30)*
99.1	Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4, as amended (incorporated by reference to pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4/A (Amendment No. One) filed by the Company on July 13, 1999).(7)

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on April 6, 1994, with respect to the Company’s 1990 Nonqualified Stock Option Plan for Non- Employees, Registration Number 33-77590.

(3)	Incorporated by reference to exhibits to Form 8-A/ A (Amendment 3) filed with the SEC on May 9, 2001.

(4)	Incorporated by reference to exhibits to the Company’s 1996 Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the SEC on May 29, 1996.

(5)	Incorporated by reference to the Company’s 1997 Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the SEC on May 29, 1997.

(6)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, filed with the SEC on October 14, 1998.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(8)	Incorporated by reference to Exhibit 99(b)(1) of the Schedule 14-D1 filed by Brite Voice systems, Inc. and Intervoice Acquisition Subsidiary III, Inc. on May 3, 1999.

(9)	Incorporated by reference to Registration Statement on Form S-8 filed with the SEC on October 15, 1999, Registration Number 333-89127.

(10)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(11)	Incorporated by reference to exhibits to the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended February 28, 2002, filed with the SEC on May 30, 2002.

(12)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(13)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, filed with the SEC on May 29, 2003.

(14)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003, filed with the SEC on July 15, 2003.

(15)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003, filed with the SEC on October 14, 2003.

(16)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2004.

(17)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, filed with the SEC on May 14, 2004.

(18)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2004.

(19)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(20)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2004.

(21)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004, filed with the SEC on January 10, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2005.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.

(24)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005, filed with the SEC on January 9, 2006.

(25)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, filed with the SEC on October 7, 2005.

(26)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2005.

(27)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2005, filed with the SEC on July 8, 2005.

(28)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2006.

(29)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, filed with the SEC on May 16, 2005.

(30)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934.