Form 10-Q
period 2006-08-31
INTERVOICE INC
filed 2006-10-10
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
August 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö] No[ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [Ö] Non-Accelerated Filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [Ö]
The Registrant had 38,580,006 shares of common stock, no par value per share, outstanding as of September 25, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 Controls and Procedures
PART II. OTHER INFORMATION
Item 1 Legal Proceedings
Item 1A Risk Factors
Item 4 Submission of Matters to a Vote of Security Holders
Item 6 Exhibits
SIGNATURES
Index to Exhibits
San Tomas Business Park Office Lease
Amended and Restated Employment Agreement
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFO Pursuant to Rule 13a-14(b)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
ASSETS	August 31, 2006	February 28, 2006
	(Unaudited)
Current Assets
Cash and cash equivalents	$31,963	$42,076
Trade accounts receivable, net of allowance for doubtful accounts of $1,882 in fiscal 2007 and $1,701 in fiscal 2006	31,889	25,745
Inventory	12,257	9,439
Prepaid expenses and other current assets	6,383	4,406
Deferred income taxes	3,182	3,047

	85,674	84,713

Property and Equipment, net of accumulated depreciation of $63,343 in fiscal 2007 and $59,002 in fiscal 2006	33,636	28,893

Other Assets
Intangible assets, net of accumulated amortization of $18,589 in fiscal 2007 and $17,343 in fiscal 2006	9,038	10,284
Goodwill	32,461	32,461
Long term deferred income taxes	2,108	1,330
Other assets	496	454

	$163,413	$158,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,477	$10,154
Accrued expenses	12,181	15,176
Customer deposits	5,449	6,157
Deferred income	31,133	32,172
Income taxes payable	1,135	484
Deferred income taxes	—	270

	64,375	64,413

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 38,578,339 issued and outstanding in fiscal 2007 and 38,470,087 issued and outstanding in fiscal 2006	19	19
Additional capital	95,057	92,050
Retained earnings	4,749	3,558
Accumulated other comprehensive loss	(787)	(1,905)

Stockholders’ equity	99,038	93,722

	$163,413	$158,135

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
Sales
Solutions	$24,245	$22,022	$43,714	$43,392
Recurring services	26,235	21,268	52,434	43,161

	50,480	43,290	96,148	86,553

Cost of goods sold
Solutions	15,286	13,050	27,590	25,854
Recurring services	7,192	6,273	14,666	12,385

	22,478	19,323	42,256	38,239

Gross margin
Solutions	8,959	8,972	16,124	17,538
Recurring services	19,043	14,995	37,768	30,776

	28,002	23,967	53,892	48,314

Research and development expenses	5,239	3,884	11,021	8,079
Selling, general and administrative expenses	20,208	15,367	41,008	30,800
Amortization of acquisition related intangible assets	582	252	1,163	504

Income from operations	1,973	4,464	700	8,931

Interest income	448	599	947	1,096
Interest expense	—	—	—	(25)
Other income (expense)	(125)	36	82	162

Income before taxes	2,296	5,099	1,729	10,164
Income taxes	700	498	538	1,644

Net income	$1,596	$4,601	$1,191	$8,520

Net income per share — basic	$0.04	$0.12	$0.03	$0.23

Shares used in basic per share computation	38,552	38,130	38,528	37,831

Net income per share — diluted	$0.04	$0.12	$0.03	$0.22

Shares used in diluted per share computation	39,114	38,997	39,143	39,043

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
Operating activities
Net income	$1,596	$4,601	$1,191	$8,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,573	1,870	5,251	3,592
Non-cash compensation expense	1,368	—	2,749	—
Change in accounts receivable	(6,062)	3,942	(6,003)	4,930
Other changes in operating activities	(4,756)	1,045	(4,442)	(2,612)

Net cash provided by (used in) operating activities	(5,281)	11,458	(1,254)	14,430

Investing activities
Purchases of property and equipment	(4,207)	(3,912)	(8,614)	(7,044)
Purchase of Edify Corporation	(90)	—	(926)	—
Other	—	—	—	(300)

Net cash used in investing activities	(4,297)	(3,912)	(9,540)	(7,344)

Financing activities
Paydown of debt	—	—	—	(1,733)
Exercise of stock options	109	585	258	2,078
Exercise of warrants	—	—	—	2,500

Net cash provided by financing activities	109	585	258	2,845

Effect of exchange rates on cash	(30)	(155)	423	(781)

Increase (decrease) in cash and cash equivalents	(9,499)	7,976	(10,113)	9,150
Cash and cash equivalents, beginning of period	41,462	61,416	42,076	60,242

Cash and cash equivalents, end of period	$31,963	$69,392	$31,963	$69,392

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at February 28, 2006	38,470,087	$19	$92,050	$3,558	$(1,905)	$93,722

Net income	—	—	—	1,191	—	1,191

Foreign currency translation adjustment	—	—	—	—	1,118	1,118

Comprehensive income						2,309

Exercise of stock options	108,252	—	258	—	—	258

Non-cash compensation	—	—	2,749	—	—	2,749

Balance at August 31, 2006	38,578,339	$19	$95,057	$4,749	$(787)	$99,038

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED AUGUST 31, 2006
Note A — Basis of Presentation
     We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2006 has been derived from the audited financial statements at that date. We believe we have included all adjustments necessary for a fair presentation of the unaudited August 31, 2006 and 2005 consolidated financial statements. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with our audited financial statements and related notes for the three years ended February 28, 2006 included in our Annual Report on Form 10-K. Our Annual Report is available on our website at www.intervoice.com. Our operating results for the three and six month periods ended August 31, 2006 are not necessarily indicative of the results that may be expected for our fiscal year ending February 28, 2007, as our results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of our sales, the sales channel mix of products and services sold, and changes in general economic conditions, any of which could have a material adverse effect on our operations.
     Our consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Our total comprehensive income for the second quarter of fiscal 2007 and 2006 was $1.8 million and $4.4 million, respectively. For the six month periods ended August 31, 2006 and 2005, total comprehensive income was $2.3 million and $7.2 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.
Note B — Acquisition of Edify Corporation
     As discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006, we acquired Edify Corporation (Edify), a former competitor in the enterprise market, from S1 Corporation. Results of operations for Edify were consolidated with ours beginning December 31, 2005; therefore, our results of operations presented for the three and six month periods ended August 31, 2005 do not include those of Edify.
     The following unaudited pro forma information represents our results of operations for the three and six month periods ended August 31, 2005 as if the Edify acquisition had occurred at March 1, 2005. The pro forma information has been prepared by combining the results of operations of Intervoice and Edify, adjusted for additional amortization expense of identified intangibles, a reduction in interest income as a result of our use of cash to acquire Edify and pay transaction costs, and the resulting impact on the provision for income taxes. The pro forma information has not been adjusted to reflect any stock compensation expense as required by SFAS No. 123R which was adopted by the Company effective March 1, 2006. The unaudited pro forma information does not purport to be indicative of what would have occurred had the Edify acquisition occurred as of the date assumed or of results of operations which may occur in the future (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	August 31, 2005	August 31, 2005
	(unaudited)	(unaudited)
Sales	$51,308	$102,087
Income before income taxes	5,242	9,930
Net income	4,788	8,422
Net income per share:	0.12	0.22

Note C — Inventory
     Our inventory consisted of the following (in thousands):

	August 31, 2006	February 28, 2006
Purchased parts	$4,857	$3,908
Work in progress	7,400	5,531

	$12,257	$9,439

Note D — Property and Equipment
     Our property and equipment consisted of the following (in thousands):

	August 31, 2006	February 28, 2006
Land and buildings	$17,434	$16,932
Computer equipment and software	50,423	42,817
Furniture and fixtures	3,352	3,165
Hosted solutions equipment	17,181	16,331
Maintenance services equipment	8,589	8,650

	96,979	87,895
Less allowance for accumulated depreciation	63,343	59,002

Property and equipment, net	$33,636	$28,893

     At August 31, 2006 the balance in our computer equipment and software account included approximately $13.5 million in capitalized costs associated with our SAP implementation. At February 28, 2006, approximately $8.0 million of such costs were included in our computer equipment and software account. Depreciation on approximately $2.6 million of the total began during the third quarter of fiscal 2006 as certain elements of the SAP project were placed into service. Depreciation on approximately $0.5 million additional of the total began during the second quarter of fiscal 2007. Depreciation on the remaining balance will begin in the third quarter of fiscal 2007 as additional components of the system are placed in service.
Note E — Stock-based Compensation
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
     Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the three and six month periods ended August 31, 2006 includes compensation expense for stock-based awards vesting during the period related to: (a) stock-based payments granted prior to, but not yet vested as of March 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) stock-based payments granted subsequent to February 28, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).

     The following is the effect of adopting SFAS 123R as of March 1, 2006 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	August 31, 2006	August 31, 2006
Cost of Goods Sold	$261	$524
R&D	131	281
SG&A	931	1,857

Decrease in operating income	$1,323	$2,662
Related deferred income tax benefit	389	778

Decrease in net income	$934	$1,884

Decrease in earnings per share — basic	$0.02	$0.05
Decrease in earnings per share — diluted	$0.02	$0.05
     Under the modified prospective application method, results for periods prior to March 1, 2006 have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on income from continuing operations and related earnings per common share for the three and six month periods ended August 31, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for those periods (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	August 31, 2005	August 31, 2005
Net income, as reported	$4,601	$8,520
Less: Total stock-based compensation expense determined under fair value based methods for all awards	(2,005)	(3,238)

Pro forma net income	2,596	5,282

Net income per share:
Basic — as reported	$0.12	$0.23
Basic — pro forma	$0.07	$0.14
Diluted — as reported	$0.12	$0.22
Diluted — pro forma	$0.06	$0.13
Note F — Special Charges
     Accrued expenses at February 28, 2006 included amounts associated with severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify Corporation. Activity during the first six months of fiscal 2007 related to such accruals was as follows (in thousands):

	Accrued Balance		Accrued Balance
	February 28, 2006	Payments	August 31, 2006
Severance payments and related benefits	$1,748	$828	$920
     We expect to pay the balance of accrued severance and related charges during fiscal 2007.
Note G — Income Taxes
     For the quarter and six months ended August 31, 2006, our effective tax rate of 30% and 31%, respectively, differs from the U.S. federal statutory rate primarily due to the expected benefits to be realized from the use of state net operating losses and certain foreign deferred tax assets for which we have not previously realized a benefit due to our uncertainty related to the utilization of those tax assets, and the effect of non-U.S. tax rates.

     Given our three year history of profitability and the belief that we will continue to generate sufficient taxable income in the future to realize the benefits of certain of our remaining U.S. federal deferred tax assets, in February 2006 we reversed the valuation allowance associated with our U.S. federal deferred tax assets.
     For the quarter and six months ended August 31, 2005, our effective tax rate of 10% and 16% differs from the U.S. federal effective tax rate primarily due to expected benefits to be realized in the U.S. from previously reserved deferred tax assets, the effect of non-U.S. tax rates, and a reduction of $1.0 million and $1.2 million, respectively, as a result of favorable settlement of certain foreign tax liabilities.
     On June 13, 2006 the Financial Accounting Standards Board issued FASB Interpretation Number 48 (FIN 48), Accounting for Income Tax Uncertainties, which will be effective as of the beginning of our fiscal year ending February 29, 2008. FIN 48 defines the threshold for recognizing the financial statement benefit of tax return positions as “more-likely-than-not” to be sustained by the taxing authority. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its merits, no tax benefit can be recognized from the position.
     We have begun our evaluation of the effect of FIN 48 on our reported income tax liabilities. It is possible that we may be required to adjust our income tax liabilities as a result of our adoption of FIN 48 in the first quarter of fiscal 2008. We expect to complete our evaluation of the effects of FIN 48 on our reported income tax liabilities by the end of fiscal 2007.
Note H — Earnings Per Share

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
(in thousands, except per share data)	2006	2005	2006	2005
Numerator:

Net income	$1,596	$4,601	$1,191	$8,520

Denominator:

Denominator for basic earnings per share	38,552	38,130	38,528	37,831
Dilutive potential common shares Employee stock options	562	867	615	1,105
Outstanding warrants	—	—	—	107

Denominator for diluted earnings per share	39,114	38,997	39,143	39,043

Net income per share:
Basic	$0.04	$0.12	$0.03	$0.23
Diluted	$0.04	$0.12	$0.03	$0.22
     Options to purchase 7,486,987 and 4,807,262 shares of common stock at average exercise prices of $8.83 and $10.49 per share were outstanding during the three month periods ended August 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of our common shares during the applicable period and, therefore, the effect would have been anti-dilutive. Options to purchase 7,300,237 and 1,521,054 shares at average exercise prices of $8.89 and $11.34 were outstanding during the six month periods ended August 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average prices of our shares for the six month periods.
Note I — Operating Segment Information and Major Customers
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, messaging solutions, payment solutions, maintenance and support services, and hosted solutions. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and six month periods ended August 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
Voice automation/IVR solution sales	$19,254	$13,741	$32,998	$27,933
Messaging solution sales	3,569	6,018	7,287	10,866
Payment solution sales	1,422	2,263	3,429	4,593

Total solution sales	24,245	22,022	43,714	43,392

Maintenance and related service revenues	20,666	14,940	40,851	30,375
Hosted solutions revenues	5,569	6,328	11,583	12,786

Total recurring services revenues	26,235	21,268	52,434	43,161

Total sales	$50,480	$43,290	$96,148	$86,553

     Geographic Operations
     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and six month periods ended August 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
North America	$32,206	$22,323	$59,247	$45,403
Europe	6,647	10,825	15,383	21,705
Middle East and Africa	4,482	4,890	7,559	11,945
Central and South America	4,718	4,025	9,444	5,376
Pacific Rim	2,427	1,227	4,515	2,124

Total	$50,480	$43,290	$96,148	$86,553

     Concentration of Revenue
     No customers accounted for 10% of our revenues during the quarter and six months ended August 31, 2006. One customer, O2, accounted for approximately 10% of our revenue for the quarter and six months ended August 31, 2005.
Note J — Contingencies
Intellectual Property Matters
     We provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review and opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Although no such litigation is currently pending against us, owners of patents and/or copyrighted works have previously sued us alleging infringement of their intellectual property rights. We currently have a portfolio of 84 patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.
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
     A customer of ours is one of several companies sued on July 19, 2005 by RAKTL in the case of Ronald A. Katz Technology Licensing, L.P. v. Citibank, et al.; No. 505CV 142, pending in the United States District Court for the Eastern District of Texas, Texarkana Division. The customer has not asserted that we are obligated to indemnify and defend the customer in the lawsuit, but the customer has notified us under the indemnity paragraph of its sales agreement with us that the lawsuit could potentially impact one or more of its agreements with us. A customer of our recently acquired subsidiary, Edify, is also a defendant in the lawsuit and has asserted that Edify is obligated to indemnify the customer under the indemnity paragraph of its sales agreement. Edify told the customer that it does not believe it has an obligation to indemnify the customer in connection with the lawsuit. Another customer of Edify is one of many companies sued by RAKTL on September 1, 2006 in the case of Ronald A. Katz Technology Licensing LP v. American International Group., et al.; Civil Action No. 06-547, pending in the United States District Court for the District of Delaware. The customer recently asserted that Edify is obligated to indemnify the customer under the indemnity paragraph of its sales agreement. Edify does not believe that it has an obligation to indemnify the customer in connection with the lawsuit and has requested that the customer provide additional information concerning the assertions made by RAKTL.
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
     The District Court dismissed the Plaintiffs’ complaint because it lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. The Plaintiffs’ appealed the dismissal to the United States Court of Appeals for the Fifth Circuit, which affirmed the dismissal in part and reversed in part. The Fifth Circuit remanded a limited number of issues for further proceedings in the District Court.
     On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the period between October 12, 1999 and June 6, 2000. We intend to ask the Fifth Circuit to review the class certification order. In addition, we are in the process of producing documents in response to the Plaintiffs’ request for production. We believe that we and our officers and directors complied with the applicable securities laws and will continue to vigorously defend the case.
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
     We and defendants filed a motion on January 17, 2006 to dismiss the suit because we believe the case is barred under the applicable statutes of limitations. The District Court granted our motion to dismiss the suit and issued a final judgment on July 6, 2006. The Plaintiff has not appealed the judgment, and all applicable deadlines for the Plaintiff to appeal the judgment have expired.
Audit Committee Investigation
     During fiscal 2005, our Audit Committee conducted an investigation of certain transactions that occurred during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee reported the results of its investigation to the SEC, and we are cooperating with the SEC as it makes its own inquiries regarding the transactions. We are currently providing documents to the SEC in response to a subpoena and informal requests for information about the transactions, and several of our current and former officers and non-officer employees have provided testimony to the SEC. Our Audit Committee and its counsel are continuing to monitor our response to the SEC, and they also have conducted a review of certain documents provided to the SEC which we located after the Committee’s original investigation. Intervoice is also honoring our obligation to indemnify certain current and former officers and other employees of Intervoice, including our Chief Executive

Officer, who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation. Furthermore, we are honoring our obligation to reimburse legal fees incurred by certain recipients of the subpoenas.
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
     The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. We, and certain of our current and former officers and the SEC have agreed that Intervoice and the officers will not assert any defenses based on a statute of limitations with respect to any action or proceeding against Intervoice brought by or on behalf of the SEC arising out of the SEC investigation for the time periods set forth in the agreements. As a result of work performed in responding to the SEC subpoena, the Committee has concluded that Intervoice also improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We are providing documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
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
     Many of our contracts, particularly for hosted solutions, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.
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
     We are obligated under letters of credit totaling approximately $0.2 million issued by a bank to guarantee our performance under a long-term international hosted solution contract and related proposals. These letters of credit expire during fiscal 2007 and fiscal 2008.
     We have employment agreements with four executive officers and three other officers. One agreement with an executive officer requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with whom we have such an agreement were terminated for one of the preceding reasons during fiscal 2007, we would incur costs ranging from $0.6 million to $1.2 million. The agreements with two other executive officers require us to make termination payments of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to two times the officer’s annual base compensation including bonuses in connection with a termination of the officer’s services within an 18 month period following a change in ownership of Intervoice, as defined in the agreements. If both of these officers were terminated for one of the preceding reasons during fiscal 2007, we would incur costs ranging from $0.9 million to $1.2 million. The agreement with the fourth executive officer, which was amended and restated on October 9, 2006, requires us to make payment of the greater of the compensation for the unexpired term of the contract which expires in December 2007 or one-half of the annual compensation under the contract. If this officer were terminated during fiscal 2007, we would incur costs ranging from $0.2 million to $0.3 million. The remaining agreements with officers provide for their employment through December 2007 for one of the officers and through August 2008 with respect to the remaining two officers. If we terminated these officers prior to the expiration of their contracts, we would owe them the greater of their compensation for the unexpired term of the contracts or one-half of their annual compensation under the contracts. If these officers were terminated during fiscal 2007, we would incur costs ranging from $0.7 million to $1.0 million.
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
Note K — Acquisition of Assets of Nuasis
     On September 1, 2006, we acquired the assets and certain liabilities of Nuasis, a California based company that provides Internet-enabled customer contact software, for approximately $2.5 million in cash. We funded the purchase from existing cash reserves.

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
Stock-Based Compensation
     We adopted SFAS 123R effective March 1, 2006 using the modified prospective transition method, which resulted in recording $1.3 million of stock-based compensation expense during the second quarter of fiscal 2007 and $2.6 million during the first six months of fiscal 2007 as further detailed in Note E to the financial statements. Determining the amount and classification of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expenses using fair value models. The most significant assumptions used in calculating the fair value include the expected volatility, expected lives and estimated forfeiture rates for employee stock option grants.
     We use a weighted average of the implied volatility, the most recent one-year volatility and the median volatility for the period of the expected life of the option to determine the expected volatility to be used in our fair value calculation. We believe that this is the best available estimate of expected volatility. The expected lives of options are determined based on our historical stock option exercise experience. We believe the historical experience method is the best estimate of future exercise patterns currently available. Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available. Changes to these assumptions or changes to our Stock-Based Compensation plans, including the number of awards granted, could impact our stock-based compensation expense in future periods.
     Sales. We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, messaging solutions, payment solutions, maintenance and support services, and hosted solutions. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and six month periods ended August 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	August 31,		August 31,	August 31,		August 31,
	2006	% Change	2005	2006	% Change	2005

Voice automation/IVR solution sales	$19,254	40.1%	$13,741	$32,998	18.1%	$27,933
Messaging solution sales	3,569	(40.7)%	6,018	7,287	(32.9)%	10,866
Payment solution sales	1,422	(37.2)%	2,263	3,429	(25.3)%	4,593

Total solution sales	24,245	10.1%	22,022	43,714	0.7%	43,392

Maintenance and related services revenues	20,666	38.3%	14,940	40,851	34.5%	30,375
Hosted solutions revenues	5,569	(12.0)%	6,328	11,583	(9.4)%	12,786

Total recurring services revenues	26,235	23.4%	21,268	52,434	21.5%	43,161

Total sales	$50,480	16.6%	$43,290	$96,148	11.1%	$86,553

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and six month periods ended August 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	August 31,		August 31,	August 31,		August 31,
	2006	% Change	2005	2006	% Change	2005

North America	$32,206	44.3%	$22,323	$59,247	30.5%	$45,403
Europe	6,647	(38.6)%	10,825	15,383	(29.1)%	21,705
Middle East and Africa	4,482	(8.3)%	4,890	7,559	(36.7)%	11,945
Central and South America	4,718	17.2%	4,025	9,444	75.7%	5,376
Pacific Rim	2,427	97.8%	1,227	4,515	112.6%	2,124

Total	$50,480	16.6%	$43,290	$96,148	11.1%	$86,553

     International sales comprised 36% of our total sales during the second quarter of fiscal 2007, down from 48% during the second quarter of fiscal 2006.
     Total sales for the second quarter and first six months of fiscal 2007 included the impact of a full quarter and six months of activity related to the acquisition of Edify. These Edify sales were primarily to North American customers and were included in the voice automation/IVR product line. Sales of voice automation/IVR solutions for the first six months of fiscal 2007 also included approximately $2.5 million of revenue from a cash basis customer based in the Central and South American market. Such sales also included $3.5 million from a follow on order for incremental capacity from the same customer which was recognized on an accrual basis. Based on our successful cash collections activities associated with this customer over several years, the application of our accounting policy was updated during the first quarter of fiscal 2007 to utilize the accrual method of accounting for any future activity with this customer. Sales of messaging solutions included approximately $2.8 million and $3.6 million for the second quarter and first six months of fiscal 2006, respectively, under the first two contracts of our new advanced messaging product — media exchange for networks. One of these contracts was completed during the first quarter of fiscal 2007. Our sales of payment solutions continue to primarily reflect sales of capacity upgrades to existing customers.
     The increase in our maintenance and related services revenue in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 is comprised of an increase of $5.9 million (47.4%) in maintenance revenues on voice automation/IVR solutions offset by a decrease of $0.2 million (20.4%) in maintenance revenues on payment solutions. The increase in our maintenance and related services revenue in the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 is comprised of an increase of $11.6 million (46.7%) in maintenance revenues on voice automation/IVR solutions offset by decreases of $1.1 million (20.8%) in maintenance revenues on messaging and payment solutions. These increases in maintenance revenues on voice automation/IVR solutions resulted primarily from the acquisition of Edify.
     The 12.0% decrease in hosted solutions revenue in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 is comprised of growth of $0.8 million (26.1%) from our North American enterprise customers offset by net reductions of $1.5 million (45.7%) in revenues from our international network customers. This reduction reflects the expiration of one long term hosted solution contract with O2 during the second quarter of fiscal 2007. Sales under this contract totaled $1.0 million and $2.2 million for the quarters ended August 31, 2006 and 2005. Sales under this contract totaled $3.0 million and $4.7 million for the six month periods ended August 31, 2006 and 2005. The reduction in managed services revenues from our international network customers also included a $0.6 million reduction in revenue for the six month period ended August 31, 2006 as compared to the six month period ended August 31, 2005 from an international hosted solution customer for which we recognize revenue on a cash basis.
     No customers accounted for 10% of our revenues during the quarter and six months ended August 31, 2006. One customer, O2, accounted for approximately 10% of our revenue for the quarter and six months ended August 31, 2005.
     We are prone to quarterly fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are unevenly distributed throughout the year. We use a system combining estimated sales from our recurring services contracts, our backlog of committed solutions orders and our “pipeline” of solutions sales opportunities to estimate sales and trends in our business. For the quarters ended August 31, 2006 and 2005, sales were sourced as follows:

	Three Months Ended August 31
	2006	2005
Sales from recurring services and support contracts, including contracts for hosted solutions	52%	49%
Sales from beginning solutions backlog	21%	31%
Sales from the quarter’s pipeline	27%	20%

	100%	100%

     Our service and support contracts range in original duration from one month to five years, with most hosted solutions having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, we do not consider our book of services contracts to be reportable backlog, as a portion of the potential revenue reflected in the contract values may never be realized. Nevertheless, it is easier for us to estimate service and support revenues than to estimate solutions sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.
     Our backlog is made up of customer orders for solutions for which we have received complete signed orders and which we generally expect to deliver within twelve months. Backlog as of the end of our last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
August 31, 2006	$41,639
May 31, 2006	$41,221
February 28, 2006	$33,867
November 30, 2005	$29,915
August 31, 2005	$30,265
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
     Cost of Goods Sold. Cost of goods sold was comprised of the following for the quarters and six month periods ended August 31, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
Solutions COGS	$15,286	$13,050	$27,590	$25,854
As percentage of solutions sales	63.0%	59.3%	63.1%	59.6%

Services COGS	$7,192	$6,273	$14,666	$12,385
As percentage of services sales	27.4%	29.5%	28.0%	28.7%

Total COGS	$22,478	$19,323	$42,256	$38,239
As percentage of total sales	44.5%	44.6%	43.9%	44.2%

     A significant portion of our solutions cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volumes. Cost of goods sold for the second quarter and first six months of fiscal 2007 included approximately $0.2 million and $0.5 million, respectively, of stock compensation expense resulting from our adoption of SFAS 123R, which requires us to include a compensation expense in our financials related to share-based awards.
     Research and Development Expenses.

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
Research and development expenses	$5,239	$3,884	$11,021	$8,079
(in thousands)
As percentage of total sales	10.4%	9.0%	11.5%	9.3%
     Expenses in the second quarter and first six months of fiscal 2007 included the impact of the acquisition of Edify Corporation. Expenses were also up for the same timeframe due to stock compensation expense of approximately $0.1 million and $0.3 million in the second quarter and first six months of fiscal 2007, respectively, due to our adoption of SFAS 123R which requires us to include a compensation expense in our financials related to share-based awards. Expenses for the second quarter of fiscal 2007 also included an increase in depreciation incremented by fewer research and development resources being assigned to completion of customer projects as compared to the second quarter of fiscal 2006. Expenses for the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 included increases in depreciation and contract labor offset in part by more research and development resources being assigned to completion of customer projects. Research and development expenses include the design of new products and the enhancement of existing products.
     Our research and development spending is focused in five key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These software platforms are branded under the name Media Exchange. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications which are designed to operate in both J2EE and Microsoft’s ®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML and SALT. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used configurable functions that can be deployed more quickly than custom applications. Finally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are also branded under the product name Media Exchange.
     We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
     Selling, General and Administrative Expenses.

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
Selling, general and administrative expenses (in thousands)	$20,208	$15,367	$41,008	$30,800
As percentage of total sales	40.0%	35.5%	42.7%	35.6%

     Selling, general and administrative expenses for the second quarter and the first six months of fiscal 2007 reflect significant increases. These increases primarily relate to incremental sales and marketing expenses following the acquisition of Edify. In addition, stock compensation expense of $0.9 million and $1.9 million is included in the second quarter and first six months of fiscal 2007, respectively, due to our adoption of SFAS 123R which requires us to include a compensation expense in our financials related to share-based awards.
     Amortization of Acquired Intangible Assets. We incurred expenses of approximately $0.6 million and $1.2 million related to the amortization of acquisition related intangibles in the second quarter and first six months of fiscal 2007, respectively. Intangible assets acquired in the acquisition of Edify totaled approximately $6.8 million with useful lives ranging from eighteen months to eight years. In addition, some of the intangible assets acquired in the merger with Brite Voice Systems in fiscal 2000 continue to be amortized.
     Income Taxes. For the quarter and six months ended August 31, 2006, our effective tax rate of 30% and 31%, respectively, differs from the U.S. federal statutory rate primarily due to the expected benefits to be realized from the use of state net operating losses and certain foreign deferred tax assets for which we have not previously realized a benefit due to our uncertainty related to the utilization of those tax assets, and the effect of non-U.S. tax rates.
     Given our three year history of profitability and the belief that we will continue to generate sufficient taxable income in the future to realize the benefits of certain of our remaining U.S. federal deferred tax assets, in February 2006 we reversed the valuation allowance associated with our U.S. federal deferred tax assets.
     For the quarter and six months ended August 31, 2005, our effective tax rate of 10% and 16% differs from the U.S. federal effective tax rate primarily due to expected benefits to be realized in the U.S. from previously reserved deferred tax assets, the effect of non-U.S. tax rates, and a reduction of $1.0 million and $1.2 million, respectively, as a result of favorable settlement of certain foreign tax liabilities.
     On June 13, 2006 the Financial Accounting Standards Board issued FASB Interpretation Number 48 (FIN 48), Accounting for Income Tax Uncertainties, which will be effective as of the beginning of our fiscal year ending February 29, 2008. FIN 48 defines the threshold for recognizing the financial statement benefit of tax return positions as “more-likely-than-not” to be sustained by the taxing authority. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its merits, no tax benefit can be recognized from the position.
     We have begun our evaluation of the effect of FIN 48 on our reported income tax liabilities. It is possible that we may be required to adjust our income tax liabilities as a result of our adoption of FIN 48 in the first quarter of fiscal 2008. We expect to complete our evaluation of the effects of FIN 48 on our reported income tax liabilities by the end of fiscal 2007.
     Income from Operations and Net Income. We generated operating income of $2.0 million and $0.7 million during the second quarter and first six months of fiscal 2007 compared to $4.5 million and $8.9 million for the same periods of fiscal 2006. We generated net income of $1.6 million and $1.2 million during the second quarter and first six months of fiscal 2007 compared to $4.6 million and $8.5 million for the second quarter and first six months of fiscal 2006.
     Liquidity and Capital Resources. We had approximately $32.0 million in cash and cash equivalents at August 31, 2006. Our cash balances decreased $9.5 million during the three months ended August 31, 2006, with operating activities using $5.3 million of cash, net investing activities using $4.3 million of cash and net financing activities providing $0.1 million in cash.
     Operating cash flow for the quarter ended August 31, 2006 was impacted by increases in our accounts receivable, inventory and prepaid accounts. Our days sales outstanding of accounts receivable was 57 days, unchanged from February 28, 2006, and up slightly from 50 days at May 31, 2006.
     For sales of certain of our more complex, customized systems (generally ones with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $8.4 million (26.3% of total net receivables) at August 31, 2006, up from $7.5 million at May 31, 2006. We expect to bill and collect unbilled receivables as of August 31, 2006 within the next twelve months.

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
     We used $4.3 million of cash on investing activities during the second quarter of fiscal 2007. Approximately $0.5 million of this amount related to equipment to support our hosted solutions business, $3.0 million for costs in connection with our SAP implementation and $0.7 million primarily related to our overall computing environment. At August 31, 2006, the balance in our computer equipment and software account included approximately $13.5 million in capitalized costs associated with our SAP implementation.
     During the quarter ended August 31, 2006, our financing activities provided $0.1 million in net cash flow. Our option holders exercised options for 0.1 million shares of common stock and, in so doing, provided us with $0.1 million in cash.
     On September 1, 2006, we acquired the assets and certain liabilities of Nuasis, a California based company that provides Internet-enabled customer contact software, for approximately $2.5 million in cash. We funded the purchase form existing cash reserves.
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
     Changes in internal control. There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing a new company-wide ERP system. During the second quarter of fiscal 2007, we implemented the payroll module of this system for our international locations and modified certain of our internal controls related to payroll processing.

PART II. OTHER INFORMATION
Item 1 Legal Proceedings
     See “Pending Litigation” and “Audit Committee Investigation” in Note J of Part I of this quarterly report on Form 10-Q.
Item 1A Risk Factors
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:
•	We are prone to quarterly sales fluctuations. The sales value of an individual order for our solutions and services can range from a few thousand dollars to several million dollars depending on the complexity of our customer’s business need and the size of its operations. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are often unevenly distributed throughout the fiscal year. In addition, some of our sales transactions are completed in the same fiscal quarter as ordered. Our accuracy in estimating future sales is largely dependent on our ability to successfully qualify, estimate and close solution sales from our pipeline of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. The accuracy of our estimate of future sales is also dependent on our ability to accurately estimate the amount of revenue to be contributed from beginning backlog and revenue from cash basis customers during any fiscal quarter. This estimate can be affected by factors outside our control, including changes in project timing requested by our customers. In addition, estimating the amount of revenue which may be recognized on a percentage of completion project is complex and such estimates are subject to revision based upon a variety of factors. Accordingly, our actual sales for any fiscal reporting period may be significantly different than any estimate of sales we make for such period. See the discussion entitled “Sales” in Item 2 of Part I for a discussion of our system for estimating sales and tracking sales trends in our business.

•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Note J in Item 1 of Part I of this quarterly report on Form 10-Q. Furthermore, we may become subject to claims, including claims by the government, or other adverse consequences arising from the findings of the Audit Committee investigation and related SEC inquiries discussed in Note J. We, and certain of our current and former officers and non-officer employees are currently responding to or have responded to SEC subpoenas to produce documents and provide testimony about the transactions that were the subject of the investigation. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. We may be required to indemnify certain of our current and former directors and officers under existing arrangements in connection with the indemnification we are currently providing to certain individuals in connection with the class action lawsuit and the SEC investigation. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Note J or to other litigation based on claims that are substantially the same as the claims in the Barrie class action and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

•	We may not be successful in integrating the operations and products and retaining the customers of Edify, and this could negatively impact our business. We believe we will be able to achieve certain

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

•	We may not be successful in integrating the operations and products and retaining the customers of Nuasis, and this could negatively impact our business. While our acquisition of the assets of Nuasis is a much smaller acquisition than the acquisition of Edify, our future success will depend in part upon our ability to integrate and operate Nuasis successfully with our business. Even though Nuasis products and services will initially account for a small amount of our aggregate revenues, our long term business plans are dependent on these products and services contributing more significant revenues in future fiscal years. Unlike the products of Edify which are similar to those of Intervoice, the products of Nuasis are complementary to, but substantially different from, Intervoice’s current products. For this reason, our integration of Nuasis products will not be subject to the challenges of integrating similar Intervoice and Edify products while maintaining and or increasing the market share such products had prior to the acquisition of Edify. With this exception, our Nuasis operations are generally subject to most of the risk factors associated with our Edify acquisition and the other risk factors discussed in this Item 1A.

•	We face intense competition based on product capabilities, and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Genesys, Avaya, Nortel, Nuance Communications, Comverse Technology, Unisys and Lucent Technologies. Many of our competitors have greater financial, technological and marketing resources than we have, as well as greater name recognition. Although we have committed substantial resources to enhance our existing products and to develop and market new products, there is no assurance we will be successful. In addition, it is possible that new entrants to the market and strategic acquisitions and partnerships between existing companies could increase the competition in the markets in which we participate. An increase in such competition could materially adversely affect our ability to sell our products thereby adversely affecting our business, operating results and financial condition.

•	We may not be successful in transitioning our products and services to an open, standards-based business model. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on us to transition our products

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

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers, including those of Edify and Nuasis. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, we license speech recognition technology from a small number of vendors. Two of these vendors, ScanSoft, Inc. and Nuance Communications, Inc., recently completed a merger of their organizations and now the combined company has a dominant market position. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs in connection with these claims. We believe software and technology companies, including Intervoice and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in accordance with indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available and, if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on our business, financial condition and results of operations.

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 36% and 48% of total sales for the fiscal quarter ended August 31, 2006 and 2005, respectively. International sales, personnel and property are subject to certain risks, including:
•	terrorism;

•	fluctuations in currency exchange rates;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.
•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for hosted solutions, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline.

•	Our products are complex, and software defects could reduce our revenues and expose us to litigation. The software products we offer are complex and may contain errors or defects, even after extensive testing and quality control, particularly in early versions. Furthermore, because our products increasingly are designed around an open standards based architecture incorporating elements developed by third parties, such errors or defects may be outside of our direct ability to control or correct. Our recently introduced Media Exchange offering is an example of a complex product which includes third party elements that has and may continue to experience certain software errors in its initial customer deployments. Any defects or errors could potentially result in loss of revenues, product returns or order cancellations, and could potentially hinder market acceptance of our products and harm our reputation. Accordingly, any defects or errors could have a material adverse effect on our business, results of operations and financial condition. Our customer license agreements typically contain provisions to limit our product warranty obligations and exposure to potential liability claims.

•	We are implementing a new company-wide ERP system during fiscal 2007. During fiscal 2007, we expect to complete the implementation of a new, company-wide ERP system. Our new system will affect all facets of our business including our ability to quote, receive and process orders, track inventory and work in process, ship and bill completed orders, process and apply cash receipts from our customers and summarize and report the results of our operations. If we encounter problems in the implementation of our new system, our ability to conduct our daily operations in an efficient, effective and properly controlled manner could be compromised, and our operating results could suffer. In addition, any such implementation problems could cause us to expend significant time and other resources in an effort to resolve such problems, and this diversion of management and staff time could further adversely affect our ability to serve our customers and sustain our normal operations.
Item 4 Submission of Matters to a Vote of Security Holders
     The annual meeting of our shareholders was held at 10:00 a.m., local time, on Wednesday, July 12, 2006 in Richardson, Texas.
     Our Board of Directors solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement, and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: Saj-nicole A. Joni, Gerald F. Montry, Joseph J. Pietropaolo, George C. Platt, Donald B. Reed, Jack P. Reily and Robert E. Ritchey. The number of votes cast for the election of each of the nominees for director, and the number of abstentions were as follows: 33,006,658 votes for the election of Saj-nicole A. Joni, with 1,178,956 abstentions; 31,739,693 votes for the election of Gerald F. Montry, with 2,445,921 abstentions; 30,270,394 votes for the election of Joseph J. Pietropaolo, with 3,915,220 abstentions; 33,767,503 votes for the election of George C. Platt, with 418,111 abstentions; 32,456,438 votes for the election of Donald B. Reed, with 1,729,176 abstentions; 32,320,424 votes for the election of Jack P. Reily, with 1,865,190 abstentions; and 33,759,020 votes for the election of Robert E. Ritchey, with 426,594 abstentions. No votes were cast against the election of any nominee for director.
Item 6 Exhibits
     (a) Exhibits

3.1	Articles of Incorporation, as amended, of Registrant. (1)
3.2	Amendment to Articles of Incorporation of Registrant. (2)
3.3	Amendment to Articles of Incorporation of Registrant. (3)
3.4	Third Restated Bylaws of Registrant. (6)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (4)
4.2	Securities Purchase Agreement, dated as of May 20, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (5)
4.3	Form of Warrant, dated as of May 20, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)
10.1	San Tomas Business Park Office Lease dated June 7, 2006. (7)
10.2	Amended and Restated Employment Agreement dated October 9, 2006 with Marie A. Jackson. (7)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (7)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (7)
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (7)*
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (7)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(7)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.

Date: October 10, 2006	By:	/s/ CRAIG E. HOLMES

Craig E. Holmes
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Registrant. (1)
3.2	Amendment to Articles of Incorporation of Registrant. (2)
3.3	Amendment to Articles of Incorporation of Registrant. (3)
3.4	Third Restated Bylaws of Registrant. (6)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (4)
4.2	Securities Purchase Agreement, dated as of May 20, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (5)
4.3	Form of Warrant, dated as of May 20, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (5)
4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)
10.1	San Tomas Business Park Office Lease dated June 7, 2006. (7)
10.2	Amended and Restated Employment Agreement dated October 9, 2006 with Marie A. Jackson. (7)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (7)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (7)
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (7)*
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (7)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(7)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.