Form 10-Q
period 2006-11-30
INTERVOICE INC
filed 2007-01-08
CIK 764244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-15045
INTERVOICE, INC.
(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	75-1927578 (I.R.S. Employer Identification No.)

17811 WATERVIEW PARKWAY, DALLAS, TX (Address of principal executive offices)	75252 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 38,644,203 shares of common stock, no par value per share, outstanding as of December 21, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
	November 30, 2006	February 28, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,924	$42,076
Trade accounts receivable, net of allowance for doubtful accounts of $1,649 in fiscal 2007 and $1,701 in fiscal 2006	40,368	25,745
Inventory	13,260	9,439
Prepaid expenses and other current assets	4,642	4,406
Deferred income taxes	3,047	3,047

	79,241	84,713

Property and Equipment, net of accumulated depreciation of $63,475 in fiscal 2007 and $59,002 in fiscal 2006	34,086	28,893

Other Assets
Intangible assets, net of accumulated amortization of $19,310 in fiscal 2007 and $17,343 in fiscal 2006	10,136	10,284
Goodwill	32,461	32,461
Long term deferred income taxes	2,972	1,330
Other assets	401	454

	$159,297	$158,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,484	$10,154
Accrued expenses	14,218	15,176
Customer deposits	4,317	6,157
Deferred income	27,223	32,172
Income taxes payable	785	484
Deferred income taxes	211	270

	58,238	64,413

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 38,640,517 issued and outstanding in fiscal 2007 and 38,470,087 issued and outstanding in fiscal 2006	19	19
Additional capital	96,667	92,050
Retained earnings	4,661	3,558
Accumulated other comprehensive loss	(288)	(1,905)

Stockholders’ equity	101,059	93,722

	$159,297	$158,135

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Sales
Solutions	$27,151	$19,328	$70,865	$62,720
Recurring services	25,617	21,683	78,051	64,844

	52,768	41,011	148,916	127,564

Cost of goods sold
Solutions	16,604	11,474	44,194	37,328
Recurring services	7,405	6,409	22,071	18,794

	24,009	17,883	66,265	56,122

Gross margin
Solutions	10,547	7,854	26,671	25,392
Recurring services	18,212	15,274	55,980	46,050

	28,759	23,128	82,651	71,442

Research and development expenses	6,258	4,226	17,279	12,305
Selling, general and administrative expenses	21,959	15,801	62,967	46,601
Amortization of acquisition related intangible assets	673	252	1,836	756

Income (loss) from operations	(131)	2,849	569	11,780

Interest income	290	685	1,237	1,781
Interest expense	(17)	—	(17)	(31)
Other income (expense)	(292)	212	(210)	379

Income (loss) before taxes	(150)	3,746	1,579	13,909
Income taxes	(62)	121	476	1,764

Net income (loss)	$(88)	$3,625	$1,103	$12,145

Net income per share — basic	$0.00	$0.09	$0.03	$0.32

Shares used in basic per share computation	38,616	38,251	38,557	37,970

Net income per share — diluted	$0.00	$0.09	$0.03	$0.31

Shares used in diluted per share computation	38,616	39,080	39,120	39,046

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Operating activities
Net income (loss)	$(88)	$3,625	$1,103	$12,145
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,023	2,324	8,274	5,916
Non-cash compensation expense	1,055	—	3,804	—
Change in accounts receivable	(7,412)	884	(13,415)	5,814
Other changes in operating activities	(6,224)	(2,500)	(10,666)	(5,112)

Net cash provided by (used in) operating activities	(9,646)	4,333	(10,900)	18,763

Investing activities
Purchases of property and equipment	(2,109)	(3,055)	(10,723)	(10,099)
Purchase of Nuasis assets, net of cash acquired	(2,439)	—	(2,439)	—
Purchase of Edify Corporation	—	—	(926)	—
Other	—	—	—	(300)

Net cash used in investing activities	(4,548)	(3,055)	(14,088)	(10,399)

Financing activities
Paydown of debt	—	—	—	(1,733)
Exercise of stock options	118	314	376	2,392
Exercise of warrants	—	—	—	2,500

Net cash provided by financing activities	118	314	376	3,159

Effect of exchange rates on cash	37	(726)	460	(1,507)

Increase (decrease) in cash and cash equivalents	(14,039)	866	(24,152)	10,016
Cash and cash equivalents, beginning of period	31,963	69,392	42,076	60,242

Cash and cash equivalents, end of period	$17,924	$70,258	$17,924	$70,258

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at February 28, 2006	38,470,087	$19	$92,050	$3,558	$(1,905)	$93,722

Net income	—	—	—	1,103	—	1,103

Foreign currency translation adjustment	—	—	—	—	1,617	1,617

Comprehensive income						2,720

Tax benefit from exercise of stock options	—	—	437	—	—	437

Exercise of stock options	170,430	—	376	—	—	376

Non-cash compensation	—	—	3,804	—	—	3,804

Balance at November 30, 2006	38,640,517	$19	$96,667	$4,661	$(288)	$101,059

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006
Note A — Basis of Presentation
     We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2006 has been derived from the audited financial statements at that date. We believe we have included all adjustments necessary for a fair presentation of the unaudited November 30, 2006 and 2005 consolidated financial statements. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with our audited financial statements and related notes for the three years ended February 28, 2006 included in our Annual Report on Form 10-K. Our Annual Report is available on our website at www.intervoice.com. Our operating results for the three and nine month periods ended November 30, 2006 are not necessarily indicative of the results that may be expected for our fiscal year ending February 28, 2007, as our results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of our sales, the sales mix of products and services sold, and changes in general economic conditions, any of which could have a material adverse effect on our operations.
     Our consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Our total comprehensive income for the third quarter of fiscal 2007 and 2006 was $0.4 million and $2.7 million, respectively. For the nine month periods ended November 30, 2006 and 2005, total comprehensive income was $2.7 million and $9.9 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.
Note B — Acquisition of Edify Corporation
     As discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006, we acquired Edify Corporation (Edify), a former competitor in the enterprise market, from S1 Corporation. Results of operations for Edify were consolidated with ours beginning December 31, 2005; therefore, our results of operations presented for the three and nine month periods ended November 30, 2005 do not include those of Edify.
     The following unaudited pro forma information represents our results of operations for the three and nine month periods ended November 30, 2005 as if the Edify acquisition had occurred at March 1, 2005. The pro forma information has been prepared by combining the results of operations of Intervoice and Edify, adjusted for additional amortization expense of identified intangibles, a reduction in interest income as a result of our use of cash to acquire Edify and pay transaction costs, and the resulting impact on the provision for income taxes. The pro forma information has not been adjusted to reflect any stock compensation expense as required by SFAS No. 123R which was adopted by Intervoice effective March 1, 2006. The unaudited pro forma information does not purport to be indicative of what would have occurred had the Edify acquisition occurred as of the date assumed or of results of operations which may occur in the future (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	November 30, 2005	November 30, 2005
	(unaudited)	(unaudited)
Sales	$50,899	$152,986
Income before income taxes	4,624	14,553
Net income	4,518	12,940
Net income per share	0.12	0.33

Note C — Inventory
     Our inventory consisted of the following (in thousands):

	November 30, 2006	February 28, 2006
Purchased parts	$3,931	$3,908
Work in progress	9,329	5,531

	$13,260	$9,439

Note D — Property and Equipment
     Our property and equipment consisted of the following (in thousands):

	November 30, 2006	February 28, 2006
Land and buildings	$17,400	$16,932
Computer equipment and software	51,328	42,817
Furniture and fixtures	3,416	3,165
Hosted solutions equipment	17,931	16,331
Maintenance services equipment	7,486	8,650

	97,561	87,895
Less allowance for accumulated depreciation	63,475	59,002

Property and equipment, net	$34,086	$28,893

     At November 30, 2006 the balance in our computer equipment and software account included approximately $14.9 million in capitalized costs associated with our SAP implementation. At February 28, 2006, approximately $8.0 million of such costs were included in our computer equipment and software account. Depreciation on approximately $2.6 million of the total began during the third quarter of fiscal 2006 as certain elements of the SAP project were placed into service. Depreciation on approximately $0.5 million additional of the total began during the second quarter of fiscal 2007. Depreciation on the remaining balance began in the third quarter of fiscal 2007 as the remainder of the system was placed in service, and is being amortized over 7 years.
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
     Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the three and nine month periods ended November 30, 2006 includes compensation expense for stock-based awards vesting during the period related to: (a) stock-based payments granted prior to, but not yet vested as of March 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) stock-based payments granted subsequent to February 28, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).

     The following is the effect of adopting SFAS 123R as of March 1, 2006 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	November 30, 2006	November 30, 2006
Cost of Goods Sold	$175	$699
R&D	111	392
SG&A	704	2,561

Decrease in operating income	$990	$3,652
Related deferred income tax benefit	294	1,072

Decrease in net income	$696	$2,580

Decrease in earnings per share – basic	$0.02	$0.07
Decrease in earnings per share – diluted	$0.02	$0.07
     Under the modified prospective application method, results for periods prior to March 1, 2006 have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on income from continuing operations and related earnings per common share for the three and nine month periods ended November 30, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for those periods (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	November 30, 2005	November 30, 2005
Net income, as reported	$3,625	$12,145
Less: Total stock-based compensation expense determined under fair value based methods for all awards	(2,615)	(5,854)

Pro forma net income	1,010	6,291

Net income per share:
Basic – as reported	$0.09	$0.32
Basic – pro forma	$0.03	$0.17
Diluted – as reported	$0.09	$0.31
Diluted – pro forma	$0.03	$0.16
Note F — Special Charges
   Fiscal 2007
     During the third quarter of fiscal 2007, we incurred approximately $1.3 million in connection with organizational changes affecting approximately 35 positions. In addition, we incurred $1.1 million in connection with the elimination of redundant office leases. The following table summarizes the effect on reported operating results by financial statement category of this special charge activity for fiscal 2007 (in thousands):

	Cost of Goods	Research and	Selling, General
	Sold	Development	and Administrative	Total

Severance payments and related benefits	$573	$195	$519	$1,287
Facility Costs	—	—	$1,075	$1,075

Total	$573	$195	$1,594	$2,362
   Of this amount, $0.8 million remained accrued at November 30, 2006.
   Fiscal 2006
     Accrued expenses at February 28, 2006 included amounts associated with severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify. Activity during the first nine months of fiscal 2007 related to such accruals was as follows (in thousands):

	Accrued Balance			Accrued Balance
	February 28, 2006	Payments	Adjustments	November 30, 2006
Severance payments and related benefits	$1,748	$1,536	$(29)	$183
     We expect to pay the balance of accrued severance and related benefits during fiscal 2007.
Note G — Income Taxes
     For the quarter and nine months ended November 30, 2006, our effective tax rate of 41% and 30%, respectively, differs from the U.S. federal statutory rate primarily as a result of an increase in valuation allowance associated with certain foreign deferred tax assets due to our uncertainty related to the utilization of those tax assets, a reduction in tax expense resulting from the completion and filing of our fiscal 2006 federal income tax return, and the effect of non-U.S. taxes.
     Given our three year history of profitability and the belief that we will continue to generate sufficient taxable income in the future to realize the benefits of certain of our remaining U.S. federal deferred tax assets, in February 2006 we reversed the valuation allowance associated with our U.S. federal deferred tax assets. However, due to uncertainties regarding our ability to generate sufficient future taxable income in certain foreign jurisdictions to realize the benefit of deferred tax assets in such foreign jurisdictions, we continue to maintain a valuation allowance against those deferred tax assets.
     For the quarter and nine months ended November 30, 2005, our effective tax rate of 3% and 13%, respectively, differs from the U.S. federal statutory rate primarily as a result of the favorable settlement of certain foreign tax liabilities and other foreign tax contingencies, a reduction in tax expense resulting from the completion and filing of fiscal 2005 federal and state income tax returns, the expected tax benefits associated with the utilization of previously reserved net operating losses, and the effect of non-U.S. taxes.
     On June 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48 (FIN 48), “Accounting for Income Tax Uncertainties,” which will be effective as of the beginning of our fiscal year ending February 29, 2008. FIN 48 defines the threshold for recognizing the financial statement benefit of tax return positions as “more-likely-than-not” to be sustained by the taxing authority. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its merits, no tax benefit can be recognized from the position.
     We have begun our evaluation of the effect of FIN 48 on our reported income tax liabilities. We may be required to adjust our income tax liabilities as a result of our adoption of FIN 48 in the first quarter of fiscal 2008. We have not yet completed our assessment of applying the provisions of FIN 48.

Note H — Earnings Per Share

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
(in thousands, except per share data)	2006	2005	2006	2005
Numerator:
Net income (loss)	$(88)	$3,625	$1,103	$12,145

Denominator:

Denominator for basic earnings per share	38,616	38,251	38,557	37,970
Dilutive potential common shares
Employee stock options	—	829	563	1,005
Outstanding warrants	—	—	—	71

Denominator for diluted earnings per share	38,616	39,080	39,120	39,046

Net income per share:
Basic	$0.00	$0.09	$0.03	$0.32
Diluted	$0.00	$0.09	$0.03	$0.31
     Options to purchase 7,018,018 and 4,718,494 shares of common stock at average exercise prices of $8.82 and $10.51 per share were outstanding during the three month periods ended November 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because of our loss for the third quarter in fiscal 2007 and because the options’ exercise prices were greater than the average market price of our common shares during the applicable period in fiscal 2006 and, therefore, the effect would have been anti-dilutive. Options to purchase 6,843,518 and 1,479,644 shares at average exercise prices of $8.88 and $13.09 were outstanding during the nine month periods ended November 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average prices of our shares for the nine month periods.
Note I — Operating Segment Information and Major Customers
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, messaging solutions, payment solutions, maintenance and support services, and hosted solutions. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and nine month periods ended November 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Voice automation/IVR solution sales	$19,062	$10,438	$52,060	$38,371
Messaging solution sales	4,347	5,877	11,634	16,743
Payment solution sales	3,742	3,013	7,171	7,606

Total solution sales	27,151	19,328	70,865	62,720

Maintenance and related service revenues	21,329	15,589	62,180	45,964
Hosted solutions revenues	4,288	6,094	15,871	18,880

Total recurring services revenues	25,617	21,683	78,051	64,844

Total sales	$52,768	$41,011	$148,916	$127,564

     Geographic Operations
     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and nine month periods ended November 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
North America	$34,880	$22,105	$94,127	$67,508
Europe	7,168	7,233	22,551	28,938
Middle East and Africa	4,660	5,201	12,219	17,146
Central and South America	2,898	4,831	12,342	10,207
Pacific Rim	3,162	1,641	7,677	3,765

Total	$52,768	$41,011	$148,916	$127,564

     Concentration of Revenue
     No customer accounted for 10% of our revenues during the quarters and nine months ended November 30, 2006 and November 30, 2005.
Note J — Contingencies
Intellectual Property Matters
     We provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review and opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Although no such litigation is currently pending against us, owners of patents and/or copyrighted works have previously sued us alleging infringement of their intellectual property rights. We currently have a portfolio of 85 patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.
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
     We offer certain products that can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. Our contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by Intervoice infringe a third party’s patent. None of our customers has notified us that RAKTL has claimed that any specific product provided by us infringes any claims of any RAKTL patent. Accordingly, we have not been required to defend any customers against a claim of infringement under a RAKTL patent. We have, however, received letters from customers notifying us of the efforts by RAKTL to license its patent portfolio and reminding us of our potential obligations under the indemnification provisions of our agreements in the event that a claim is asserted.
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
     A number of companies, including customers of ours and Edify’s have been sued as defendants in several lawsuits recently brought by RAKTL in the United States District Court for the Eastern District of Texas and the United States District Court for the District of Delaware. Several of these defendants who are also customers have notified us or Edify of the lawsuits pursuant to the indemnity paragraphs of their respective sales agreements and have indicated to us that the lawsuits could potentially impact the defense and indemnity paragraphs of their respective sales agreements. Neither we nor Edify believe that we have a current obligation to defend or indemnify these customers in connection with the current allegations made in the RAKTL lawsuits and when contacted we have requested that the customers provide additional information concerning the assertions made by RAKTL.
     In response to the correspondence from, and litigation initiated by, RAKTL a few of our customers and customers of Edify have attempted to tender to us the defense of our products under contractual indemnity provisions. We have informed these customers that, while we fully intend to honor any contractual indemnity provisions, we do not believe we currently have any obligation to provide such a defense because RAKTL does not appear to have made a claim, either in the correspondence or litigation, that any Intervoice product infringes a RAKTL patent. Some of these customers have disagreed with us and stated that they believe that the statements and allegations contained within correspondence and/or litigation pleadings filed by RAKTL can be construed as a claim against Intervoice products.
     Even though no claims or allegations have been made by RAKTL that a specific product offered by Intervoice infringes any claim under the RAKTL patent portfolio, we have received opinions from our outside patent counsel that certain products and applications we offer do not infringe certain claims of the RAKTL patents. We have also received opinions from our outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, we are not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by our products. If we do become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, we intend to vigorously contest the claims and to assert all appropriate defenses.
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
     On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period between October 12, 1999 and June 6, 2000. On November 14, 2006, the Fifth Circuit granted our petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. Based on the Fifth Circuit’s decision to accept our appeal, we filed a motion to stay further discovery pending the Fifth Circuit’s decision on the merits of our appeal. Plaintiffs filed a brief opposing our motion to stay further discovery, and we filed a reply brief in support of our motion. We are in the process of continuing to produce documents in response to the Plaintiffs’ request for production while we await the District Court’s decision on our motion for a stay. We believe that we and our officers and directors complied with the applicable securities laws and will continue to vigorously defend the case.
     A customer of Edify, Sony Electronics, Inc., was sued on December 13, 2006 in the case of Phoenix Solutions, Inc. v. Sony Electronics, Inc.; No. CV-06-7916-PA, pending in the United States District Court for the Central District of California. In the suit, Phoenix Solutions alleges that Sony Electronics infringes certain of its patents. Edify has a qualified contractual obligation to indemnify Sony Electronics against certain claims that products it provides infringe patents. Sony Electronics notified us that they believe we have an obligation to defend and indemnify them in the lawsuit. We are currently reviewing the claims in the lawsuit against our contractual obligations to determine our response. We have asked Sony Electronics to provide us certain additional information so we can complete our review.
Audit Committee Investigation
     During fiscal 2005, our Audit Committee conducted an investigation of certain transactions that occurred during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee reported the results of its investigation to the SEC, and we are cooperating with the SEC in its own investigation regarding the transactions. We are currently providing documents to the SEC in response to a subpoena and informal requests for information about the transactions, and several of our current and former officers and non-officer employees have provided testimony to the SEC. Our Audit Committee and its counsel are continuing to monitor our response to the SEC, and they also have conducted a review of certain documents provided to the SEC which we located after the Committee’s original investigation. Intervoice is also honoring our obligation to indemnify certain current and former officers and other employees of Intervoice, including our Chief Executive Officer, who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation. Furthermore, we are honoring our obligation to reimburse legal fees incurred by certain recipients of the subpoenas.
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
     The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. We, and certain of our current and former officers and the SEC have agreed that Intervoice and the officers will not assert any defenses based on a statute of limitations with respect to any action or proceeding against Intervoice or such officers brought by or on behalf of the SEC arising out of the SEC investigation for the time periods set forth in the agreements. As a result of work performed in responding to the SEC subpoena, the Committee has concluded that Intervoice also improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We are providing documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
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
     We are a party to many routine contracts in which we provide general indemnities and warranties in the normal course of business to third parties for various risks. These indemnities and warranties are discussed in the following paragraphs. Except in specific circumstances where we have determined that the likelihood of loss is probable and the amount of the loss quantifiable, we have not recorded a liability for any of these indemnities or warranties. In general, we are not able to estimate the potential amount of any liability relating to these indemnities and warranties.
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
     We have employment agreements with four executive officers and three other officers. One agreement with an executive officer requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with whom we have such an agreement were terminated for one of the preceding reasons during fiscal 2007, we would incur costs ranging from $0.6 million to $1.2 million. The agreements with two other executive officers require us to make termination payments of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to two times the officer’s annual base compensation including bonuses in connection with a termination of the officer’s services within an 18 month period following a change in ownership of Intervoice, as defined in the agreements. If both of these officers were terminated for one of the preceding reasons during fiscal 2007, we would incur costs ranging from $0.9 million to $1.2 million. The agreement with the fourth executive officer, which was amended and restated on October 9, 2006, requires us to make payment of the greater of the compensation for the unexpired term of the contract which expires in December 2007 or one-half of the annual compensation under the contract. If this officer were terminated during fiscal 2007, we would incur costs ranging from $0.1 million to $0.2 million. The remaining agreements with officers provide for their employment through December 2007 for one of the officers and through August 2008 with respect to the remaining two officers. If we terminated these officers prior to the expiration of their contracts, we would owe them the greater of their compensation for the unexpired terms of the contracts or one-half of their annual compensation under the contracts. If these officers were terminated during fiscal 2007, we would incur costs ranging from $0.6 million to $0.8 million.

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
     We have a qualified obligation to defend and indemnify certain current and former officers and other employees of Intervoice in connection with activities resulting from the Audit Committee investigation and related SEC investigation described in “Audit Committee Investigation” above.
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
     Stock-Based Compensation
     We adopted SFAS 123R effective March 1, 2006 using the modified prospective transition method, which resulted in recording $1.0 million of stock-based compensation expense during the third quarter of fiscal 2007 and $3.6 million during the first nine months of fiscal 2007 as further detailed in Note E to the financial statements. Determining the amount and classification of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expenses using fair value models. The most significant assumptions used in calculating the fair value include the expected volatility, expected lives and estimated forfeiture rates for employee stock option grants.
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
     Sales. We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice automation/IVR solutions, messaging solutions, payment solutions, maintenance and support services, and hosted solutions. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and nine month periods ended November 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	November 30,		November 30,	November 30,		November 30,
	2006	% Change	2005	2006	% Change	2005
Voice automation/IVR solution sales	$19,062	82.6%	$10,438	$52,060	35.7%	$38,371
Messaging solution sales	4,347	(26.0)%	5,877	11,634	(30.5)%	16,743
Payment solution sales	3,742	24.2%	3,013	7,171	(5.7)%	7,606

Total solution sales	27,151	40.5%	19,328	70,865	13.0%	62,720

Maintenance and related services revenues	21,329	36.8%	15,589	62,180	35.3%	45,964
Hosted solutions revenues	4,288	(29.6)%	6,094	15,871	(15.9)%	18,880

Total recurring services revenues	25,617	18.1%	21,683	78,051	20.4%	64,844

Total sales	$52,768	28.7%	$41,011	$148,916	16.7%	$127,564

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and nine month periods ended November 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	November 30,		November 30,	November 30,		November 30,
	2006	% Change	2005	2006	% Change	2005
North America	$34,880	57.8%	$22,105	$94,127	39.4%	$67,508
Europe	7,168	(0.9)%	7,233	22,551	(22.1)%	28,938
Middle East and Africa	4,660	(10.4)%	5,201	12,219	(28.7)%	17,146
Central and South America	2,898	(40.0)%	4,831	12,342	20.9%	10,207
Pacific Rim	3,162	92.7%	1,641	7,677	103.9%	3,765

Total	$52,768	28.7%	$41,011	$148,916	16.7%	$127,564

     International sales comprised 34% of our total sales during the third quarter of fiscal 2007, down from 46% during the third quarter of fiscal 2006.
     Total sales for the third quarter and first nine months of fiscal 2007 included the impact of a full quarter and nine months of activity related to the acquisition of Edify. These Edify sales were primarily to North American customers and were included in the voice automation/IVR product line. Sales of voice automation/IVR solutions for the first nine months of fiscal 2007 also included approximately $2.5 million of revenue from a cash basis customer in the Central and South American market. Such sales also included $3.5 million from a follow on order for incremental capacity from the same customer which was recognized on an accrual basis. Based on our successful cash collections activities associated with this customer over several years, the application of our accounting policy was updated during the first quarter of fiscal 2007 to utilize the accrual method of accounting for any future activity with this customer. Sales of messaging solutions included approximately $2.5 million and $6.1 million for the third quarter and first nine months of fiscal 2006, respectively, under the first two contracts of our new advanced messaging product – media exchange for networks. One of these contracts was completed during the first quarter of fiscal 2007. The second contract is not complete as the solution is still being tested and evaluated by the customer. Our sales of payment solutions continue to primarily reflect sales of capacity upgrades to existing customers.
     The increase in our maintenance and related services revenue in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 is comprised of an increase of $5.7 million (42.2%) in maintenance revenues on voice automation/IVR solutions. The increase in our maintenance and related services revenue in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 is comprised of an increase of $17.3 million (45.1%) in maintenance revenues on voice automation/IVR solutions offset by decreases of $1.1 million (14.5%) in maintenance revenues on messaging and payment solutions. These increases in maintenance revenues on voice automation/IVR solutions resulted primarily from the acquisition of Edify.
     The 29.6% decrease in hosted solutions revenue in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 reflects the expiration of one long term hosted solution contract during the second quarter of fiscal 2007. Sales under this contract totaled $1.8 million for the quarter ended November 30, 2005. Sales under this contract totaled $3.0 million and $6.5 million for the nine month periods ended November 30, 2006 and 2005. The reduction in hosted solutions revenues from our international network customers also included a $0.8 million reduction in revenue for the nine month period ended November 30, 2006 as compared to the nine month period ended November 30, 2005 from an international hosted solution customer for which we recognize revenue on a cash basis.
     No customer accounted for 10% of our revenues during the quarters and nine month periods ended November 30, 2006 and 2005.
     We are prone to quarterly fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are unevenly distributed throughout the year. We use a system combining estimated sales from our recurring services contracts, our backlog of committed solutions orders and our “pipeline” of solutions sales opportunities to estimate sales and trends in our business. For the quarters ended November 30, 2006 and 2005, sales were sourced as follows:

	Three Months Ended November 30
	2006	2005
Sales from recurring services and support contracts, including contracts for hosted solutions	48%	53%
Sales from beginning solutions backlog	30%	29%
Sales from the quarter’s pipeline	22%	18%

	100%	100%

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
     Our backlog is made up of customer orders for solutions for which we have received complete signed orders and which we generally expect to deliver within twelve months. Backlog as of the end of our last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
November 30, 2006	$46,345
August 31, 2006	$41,639
May 31, 2006	$41,221
February 28, 2006	$33,867
November 30, 2005	$29,915
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
     Cost of Goods Sold. Cost of goods sold was comprised of the following for the quarters and six month periods ended November 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Solutions COGS	$16,604	$11,474	$44,194	$37,328
As percentage of solutions sales	61.2%	59.4%	62.4%	59.5%

Services COGS	$7,405	$6,409	$22,071	$18,794
As percentage of services sales	28.9%	29.6%	28.3%	29.0%

Total COGS	$24,009	$17,883	$66,265	$56,122
As percentage of total sales	45.5%	43.6%	44.5%	44.0%

     A significant portion of our solutions cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volumes. Cost of goods sold for the third quarter and first nine months of fiscal 2007 included approximately $0.2 million and $0.7 million, respectively, of stock compensation expense resulting from our adoption of SFAS 123R, which requires us to include a compensation expense in our financials related to share-based awards.
     Research and Development Expenses.

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Research and development expenses (in thousands)	$6,258	$4,226	$17,279	$12,305
As percentage of total sales	11.9%	10.3%	11.6%	9.6%
     Expenses in the third quarter and first nine months of fiscal 2007 included the impact of the acquisition of Edify and, during the third quarter, the addition of resources to support the technology acquired from Nuasis. Expenses were also up for the same timeframe due to stock compensation expense of approximately $0.1 million and $0.4 million in the third quarter and first nine months of fiscal 2007, respectively, due to our adoption of SFAS 123R which requires us to include a compensation expense in our financials related to share-based awards. Expenses for the third quarter and first nine months of fiscal 2007 as compared to the third quarter and first nine months of fiscal 2006 also included increases in depreciation and contract labor. Research and development expenses include the design of new products and the enhancement of existing products.
     Our research and development spending is focused in six key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These software platforms are branded under the name Media Exchange. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications which are designed to operate in both J2EE and Microsoft’s ®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML and SALT. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used configurable functions that can be deployed more quickly than custom applications. Fifth, we are developing software and tools designed to provide integration of live agent positions in a customer contact center setting. This software covers a broad range of functions including agent call-screen transfer, workflow management, full call recording, agent and supervisor management systems and reporting and various integration functions. Finally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are also branded under the product name Media Exchange.
     We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
     Selling, General and Administrative Expenses.

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Selling, general and administrative expenses (in thousands)	$21,959	$15,801	$62,967	$46,601
As percentage of total sales	41.6%	38.5%	42.3%	36.5%
     Selling, general and administrative expenses for the third quarter and the first nine months of fiscal 2007 reflect significant increases. These increases primarily relate to incremental sales and marketing expenses following the acquisition of Edify. In addition, stock compensation expense of $0.7 million and $2.6 million is included in the third quarter and first nine months of fiscal 2007, respectively, due to our adoption of SFAS 123R which requires us to include a compensation expense in our financials related to share-based awards. During the third quarter of fiscal 2007, we incurred incremental expenses of $1.6 million associated with organizational changes and the elimination of redundant office space as discussed in Note F.
     Amortization of Acquired Intangible Assets. We incurred expenses of approximately $0.7 million and $1.8 million related to the amortization of acquisition related intangibles in the third quarter and first nine months of fiscal 2007, respectively. Intangible assets acquired in the acquisition of Edify totaled approximately $6.8 million with useful lives ranging from eighteen months to eight years. Intangible assets acquired in the acquisition of Nuasis totaled approximately $1.8 million with a useful life of 5 years. In addition, some of the intangible assets acquired in the merger with Brite Voice Systems in fiscal 2000 continue to be amortized.
     Income Taxes. For the quarter and nine months ended November 30, 2006, our effective tax rate of 41% and 30%, respectively, differs from the U.S. federal statutory rate primarily as a result of an increase in valuation allowance associated with certain foreign deferred tax assets due to our uncertainty related to the utilization of those tax assets, a reduction in tax expense resulting from the completion and filing of our fiscal 2006 federal income tax return, and the effect of non-U.S. taxes.
     Given our three year history of profitability and the belief that we will continue to generate sufficient taxable income in the future to realize the benefits of certain of our remaining U.S. federal deferred tax assets, in February 2006 we reversed the valuation allowance associated with our U.S. federal deferred tax assets. However, due to uncertainties regarding our ability to generate sufficient future taxable income in certain foreign jurisdictions to realize the benefit of deferred tax assets in such foreign jurisdictions, we continue to maintain a valuation allowance against those deferred tax assets.
     For the quarter and nine months ended November 30, 2005, our effective tax rate of 3% and 13%, respectively, differs from the U.S. federal statutory rate primarily as a result of the favorable settlement of certain foreign tax liabilities and other foreign tax contingencies, a reduction in tax expense resulting from the completion and filing of fiscal 2005 federal and state income tax returns, the expected tax benefits associated with the utilization of previously reserved net operating losses, and the effect of non-U.S. taxes.
     On June 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48 (FIN 48), “Accounting for Income Tax Uncertainties,” which will be effective as of the beginning of our fiscal year ending February 29, 2008. FIN 48 defines the threshold for recognizing the financial statement benefit of tax return positions as “more-likely-than-not” to be sustained by the taxing authority. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its merits, no tax benefit can be recognized from the position.
     We have begun our evaluation of the effect of FIN 48 on our reported income tax liabilities. We may be required to adjust our income tax liabilities as a result of our adoption of FIN 48 in the first quarter of fiscal 2008. We have not yet completed our assessment of applying the provisions of FIN 48.
     Income (Loss) from Operations and Net Income (Loss). We generated an operating loss of $0.1 million and operating income of $0.6 million during the third quarter and first nine months of fiscal 2007 compared to operating income of $2.8 million and $11.8 million for the same periods of fiscal 2006. We generated a net loss of $0.1 million and net income of $1.1 million during the third quarter and first nine months of fiscal 2007 compared to net income of $3.6 million and $12.1 million for the third quarter and first nine months of fiscal 2006.
     Liquidity and Capital Resources. We had approximately $17.9 million in cash and cash equivalents at November 30, 2006. Our cash balances decreased $14.0 million during the three months ended November 30, 2006, with operating activities using $9.6 million of cash, net investing activities using $4.5 million of cash and net financing activities providing $0.1 million in cash.
     Operating cash flow for the quarter ended November 30, 2006 was impacted by increases in our accounts receivable, and decreases in deferred income. Our accounts receivable balance at November 30, 2006 included $3.5 million from a Venezuelan customer which we currently expect to collect during the fourth quarter of fiscal 2007. Our days sales outstanding of accounts receivable was 69 days, up from 57 days at August 31, 2006.

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
     For sales of certain of our more complex, customized systems (generally ones with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $9.2 million (22.8% of total net receivables) at November 30, 2006, up from $8.4 million at August 31, 2006. We expect to bill and collect unbilled receivables as of November 30, 2006 within the next twelve months.
     We used $4.5 million of cash on investing activities during the third quarter of fiscal 2007. Approximately $2.4 million of this amount related to the acquisition of certain assets and liabilities of Nuasis. Approximately $0.3 million of this amount related to equipment to support our hosted solutions business, $1.4 million for costs in connection with our SAP implementation and $0.4 million primarily related to our overall computing environment. At November 30, 2006, the balance in our computer equipment and software account included approximately $14.9 million in capitalized costs associated with our SAP implementation.
     During the quarter ended November 30, 2006, our financing activities provided $0.1 million in net cash flow. Our option holders exercised options for 0.1 million shares of common stock and, in so doing, provided us with $0.1 million in cash.
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
     Changes in internal control. As of September 1, 2006, we began using a new ERP system for our domestic locations. As a result, certain changes have been made to our internal control structure. We followed a process that required significant pre-implementation planning, design and testing. We have also conducted extensive post-implementation monitoring and process modifications to ensure the effectiveness of internal control over financial reporting. There have been no other changes in our internal control that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 Legal Proceedings
     See “Intellectual Property Matters,” “Pending Litigation” and “Audit Committee Investigation” in Note J of Part I of this quarterly report on Form 10-Q.
Item 1A Risk Factors
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2007, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:
•	We are prone to quarterly sales fluctuations. The sales value of an individual order for our solutions and services can range from a few thousand dollars to several million dollars depending on the complexity of our customer’s business need and the size of its operations. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are often unevenly distributed throughout the fiscal year. In addition, some of our sales transactions are completed in the same fiscal quarter as ordered. Our accuracy in estimating future sales is largely dependent on our ability to successfully qualify, estimate and close solution sales from our pipeline of sales opportunities during a quarter. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. The accuracy of our estimate of future sales is also dependent on our ability to accurately estimate the amount of revenue to be contributed from beginning backlog and revenue from cash basis customers during any fiscal quarter. This estimate can be affected by factors outside our control, including changes in project timing requested by our customers. In addition, estimating the amount of revenue which may be recognized on a percentage of completion project is complex and such estimates are subject to revision based upon a variety of factors. Accordingly, our actual sales for any fiscal reporting period may be significantly different than any estimate of sales we make for such period. See the discussion entitled “Sales” in Item 2 of Part I for a discussion of our system for estimating sales and tracking sales trends in our business.

•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Note J in Item 1 of Part I of this quarterly report on Form 10-Q. Furthermore, we may become subject to claims, including claims by the government, or other adverse consequences arising from the findings of the Audit Committee investigation and related SEC investigation discussed in Note J. We, and certain of our current and former officers and non-officer employees are currently responding to or have responded to SEC subpoenas to produce documents and provide testimony about the transactions that were the subject of the investigation. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. We may be required to indemnify certain of our current and former directors and officers under existing arrangements in connection with the indemnification we are currently providing to certain individuals in connection with the class action lawsuit and the SEC investigation. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Note J or to other litigation based on claims that are substantially the same as the claims in the Barrie class action and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

•	We may not be successful in integrating the operations and products and retaining the customers of Edify, and this could negatively impact our business. We believe we will be able to achieve certain cost savings and other synergies as a result of combining Intervoice and Edify, but there can be no assurance that

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
•	We face intense competition based on product capabilities, and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Genesys, Avaya, Nortel, Nuance Communications, Comverse Technology, Unisys and Lucent Technologies. Many of our competitors have greater financial, technological and marketing resources than we have, as well as greater name recognition. Although we have committed substantial resources to enhance our existing products and to develop and market new products, there is no assurance we will be successful. In addition, it is possible that new entrants to the market and strategic acquisitions and partnerships between existing companies could increase the competition in the markets in which we participate. An increase in such competition could materially adversely affect our ability to sell our products, thereby adversely affecting our business, operating results and financial condition.

•	We may not be successful in transitioning our products and services to an open, standards-based business model. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on us to transition our products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. Failure to develop, enhance, acquire and introduce new products and services to respond to changing market conditions or customer requirements, or lack of customer acceptance of our products or services will materially adversely affect our business, results of operations and financial condition.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our components, including semi-conductors and, in particular, digital signal processors manufactured by Texas Instruments, are available only from a small number of vendors. Likewise, we license speech recognition technology from a small number of vendors. Two of these vendors, ScanSoft, Inc. and Nuance Communications, Inc., completed a merger of their organizations and now the combined company has a dominant market position. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs in connection with these claims. We believe software and technology companies, including Intervoice and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in accordance with indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available and, if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on our business, financial condition and results of operations.

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 34% and 46% of total sales for the fiscal quarters ended November 30, 2006 and 2005, respectively. International sales, personnel and property are subject to certain risks, including:
▪	terrorism;

▪	fluctuations in currency exchange rates;

▪	the difficulty and expense of maintaining foreign offices and distribution channels;

▪	tariffs and other barriers to trade;

▪	greater difficulty in protecting and enforcing intellectual property rights;

▪	general economic and political conditions in each country;

▪	loss of revenue, property and equipment from expropriation;

▪	import and export licensing requirements; and

▪	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.
•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for hosted solutions, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline.

•	Our products are complex, and software defects could reduce our revenues and expose us to litigation. The software products we offer are complex and may contain errors or defects, even after extensive testing and quality control, particularly in early versions. Furthermore, because our products increasingly are designed around an open standards based architecture incorporating elements developed by third parties, such errors or defects may be outside of our direct ability to control or correct. Our recently introduced Media Exchange offering is an example of a complex product which includes third party elements that has and may continue to experience certain software errors in its initial customer deployments. Any defects or errors could potentially result in loss of revenues, product returns or order cancellations, and could potentially hinder market acceptance of our products and harm our reputation. Accordingly, any defects or errors could have a material adverse effect on our business, results of operations and financial condition. Our customer license agreements typically contain provisions to limit our product warranty obligations and exposure to potential liability claims.

•	We implemented a new company-wide ERP system during the third quarter of fiscal 2007. During the third quarter of fiscal 2007, we completed the implementation of a new, company-wide ERP system. Our new system affects all facets of our business including our ability to quote, receive and process orders, track inventory and work in process, ship and bill completed orders, process and apply cash receipts from our customers and summarize and report the results of our operations. If we encounter problems in the operation of our new system, our ability to conduct our daily operations in an efficient, effective and properly controlled manner could be compromised, and our operating results could suffer. In addition, any such operational problems could cause us to expend significant time and other resources in an effort to resolve such problems, and this diversion of management and staff time could further adversely affect our ability to serve our customers and sustain our normal operations.
Item 6 Exhibits
     (a) Exhibits
3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Third Restated Bylaws of Registrant. (4)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

4.2	Securities Purchase Agreement, dated as of May 20, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (6)

4.3	Form of Warrant, dated as of May 20, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)

10.1	Asset Purchase Agreement dated September 1, 2006 between Registrant and Nuasis Corporation. (7)

10.2	Separation Agreement dated September 19, 2006 between the Company and Ronald Nieman. (8)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (10)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (10)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (10)*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (10)*

99.1	Lease Termination Agreement dated as of September 14, 2006 between Registrant and San Tomas Towers LLC. (9)

99.2	Assignment, Assumption and Amendment of Sublease dated as of August 30, 2006, among Registrant, Nuasis Corporation, and PayPal Inc. (9)

99.3	Exercise of Option Letter dated September 18, 2006 from Registrant to PayPal Inc. (9)

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2006.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2006.

(9)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2006.

(10)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.
Date: January 8, 2007	By:	/s/ CRAIG E. HOLMES
Craig E. Holmes
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Third Restated Bylaws of Registrant. (4)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

4.2	Securities Purchase Agreement, dated as of May 20, 2002, between the Registrant and the Buyers named therein (the “Securities Purchase Agreement”). (6)

4.3	Form of Warrant, dated as of May 20, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.4	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.5	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)

10.1	Asset Purchase Agreement dated September 1, 2006 between Registrant and Nuasis Corporation. (7)

10.2	Separation Agreement dated September 19, 2006 between the Company and Ronald Nieman. (8)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (10)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (10)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (10)*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (10)*

99.1	Lease Termination Agreement dated as of September 14, 2006 between Registrant and San Tomas Towers LLC. (9)

99.2	Assignment, Assumption and Amendment of Sublease dated as of August 30, 2006, among Registrant, Nuasis Corporation, and PayPal Inc. (9)

99.3	Exercise of Option Letter dated September 18, 2006 from Registrant to PayPal Inc. (9)

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2006.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2006.

(9)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2006.

(10)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.