Form 10-Q/A
period 2006-11-30
INTERVOICE INC
filed 2007-05-01
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Item 2. Financial Statements
SIGNATURES
Index to Exhibits
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Rule 13a-14(b)
Certification of CFOP Pursuant to Rule 13a-14(b)

Explanatory Note
     Intervoice, Inc. is hereby amending and replacing Item 1. Financial Statements in its Form 10-Q for the quarter ended November 30, 2006 so that such item will read in its entirety as set out below. The only change between Item 1 in this Form 10-Q/A and Item 1 in the Form 10-Q as originally filed is Note E to the Consolidated Financial Statements.
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
Note E — Stock-based Compensation
     Our shareholders approved the 2005 Stock Incentive Plan in July 2005. This plan encompasses all remaining shares available for grant under all prior plans. As of November 30, 2006, we had reserved 9,331,741 shares of common stock for issuance under the plan, with 8,310,681 shares reserved for stock options and restricted stock units outstanding at that date and 1,021,060 shares reserved for future grants. The Compensation Committee of our Board of Directors controls the granting of options and restricted stock units under the plan. Option prices are set at the fair market value per share of stock on the date of grant. Substantially all of the options have a 7-year or 10-year term. Except for options granted in July 2004 and July 2005, options generally vest ratably over a 3 or 4 year period. Fifty percent of the options granted in July 2004 vested on February 28, 2005, and the remaining fifty percent will vest in July 2007. Fifty percent of the options granted in July 2005 vested on February 28, 2006, and the remaining fifty percent will vest in February 2009. We recognize compensation expense of share-based awards which vest ratably on a straight-line basis over the vesting period of the award.
     Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the modified prospective application method. SFAS 123R requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options and other equity awards based on the grant date fair value of the equity instrument. We applied the requirements of the statement to new awards and to awards modified, repurchased or cancelled after March 1, 2006. In addition, we recognized compensation cost over the remaining service periods for the portion of awards outstanding as of March 1, 2006, which was based on the grant date fair value of these options as determined in accordance with the provisions of SFAS 123.

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
     No amounts relating to share-based payments have been capitalized.
     We use the Black-Scholes valuation model for estimating the fair value of the share-based payments granted with the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	November 30, 2006	November 30, 2006
Expected Volatility	58.9%	57.7%
Expected term (in years)	3.95	3.76
Risk-free rates	4.5%	4.9%
Dividend yield	0.0%	0.0%
Forfeiture rate	8.0%	8.0%
     The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. We use a weighted average of the implied volatility, the most recent one-year volatility and the median volatility for the period of the expected life of the option to determine the expected volatility to be used in our fair value calculation. The historical volatility factor carries the largest weighting of the three factors considered. We believe that this is the best available estimate of expected volatility. The expected lives of options are determined based on our historical stock option exercise experience. We believe the historical experience method is the best estimate of future exercise patterns currently available.
     Based on the above assumptions, the weighted average fair values of the options granted under the plan for the three and nine months ended November 30, 2006 were $3.29 and $3.30, respectively.
     Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available. We will record additional expense if the actual forfeitures are lower than estimated and we will record a recovery of prior expense if the actual forfeitures are higher than estimated.
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

	Three Months Ended	Nine Months Ended
	November 30, 2005	November 30, 2005
Net income, as reported	$3,625	$12,145
Less: Total stock-based compensation expense determined under fair value based methods for all awards	(2,615)	(5,854)

Pro forma net income	1,010	6,291

Net income per share:
Basic – as reported	$0.09	$0.32
Basic – pro forma	$0.03	$0.17
Diluted – as reported	$0.09	$0.31
Diluted – pro forma	$0.03	$0.16

Stock Options
     The table below summarizes activity relating to stock options for the nine months ended November 30, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value
Outstanding as of February 28, 2006	7,094,033	$8.39
Granted	2,108,060	$6.93
Exercised	(170,430)	$2.18
Forfeited and cancelled	(857,202)	$8.89

Outstanding as of November 30, 2006	8,174,431	$8.09	6.0 years	$3.5 million

Exercisable as of November 30, 2006	4,459,034	$7.99	5.4 years	$3.5 million
During the three and nine month periods ended November 30, 2006, the total intrinsic value of stock options exercised was $0.3 million and $0.8 million, respectively. The unamortized fair value of stock options as of November 30, 2006 was $8.6 million with a weighted average remaining recognition period of 2.5 years.
Restricted Stock Units
     We also granted restricted stock units under our 2005 Stock Incentive Plan. These units will vest upon the completion of the service period of two to four years from the date of grant. Each restricted stock unit granted reduces the number of shares available for future grant under the plan by two shares.
     The table below summarizes activity relating to restricted stock units for the nine months ended November 30, 2006:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date Fair	Remaining	Intrinsic
	RSUs	Value	Contractual Term	Value
Outstanding as of February 28, 2006	46,875	$8.20
Granted	93,750	$6.73
Vested	0
Forfeited	(4,375)	$7.68

Outstanding as of November 30, 2006	136,250	$7.21	2.4 years	$0.9 million

     Unamortized compensation expense related to outstanding restricted stock units at November 30, 2006 was $0.8 million.
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

INTERVOICE, INC.
Date: May 1, 2007	By:	/s/ CRAIG E. HOLMES
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