Form 10-K
period 2007-02-28
INTERVOICE INC
filed 2007-05-09
CIK 764244

As Filed with the Securities and Exchange Commission on May 9, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
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

Aggregate Market Value of Common Stock held by Nonaffiliates as of August 31, 2006: $274,291,990

Number of Shares of Common Stock Outstanding as of April 13, 2007: 38,844,915

Documents Incorporated by Reference

Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which such document is incorporated:

(1) Proxy Statement for the 2007 Annual Meeting of Shareholders — Part III.

PART I

Item 1.	Business

Overview

Intervoice, Inc. (NASDAQ:  INTV), a Texas corporation formed in 1983, is a world leader in unified communications, switch-independent software and professional services that power standards-based voice portals, multi-channel Internet Protocol (“IP”) contact centers, and next-generation enhanced messaging platforms and applications. We offer our contact center and network service provider customers flexible, scalable, integrated software platforms, powerful development and reporting tools, customized and packaged software applications, comprehensive consulting services, and post-sale support. With our recent acquisition of technology from Nuasis Corporation (“Nuasis”), an IP contact center provider, Intervoice now offers an end-to-end customer interaction solution for self-service and live assistance.

Intervoice has always been a voice industry innovator, introducing the world’s first PC-based Interactive Voice Response (“IVR”) system in 1983 for banks, retail outlets, insurance companies, government agencies and other institutions. Now, almost 25 years later, Intervoice remains dedicated to unified voice communications, providing contact center self-service solutions for corporate customers as well as value-added service solutions for network service providers. We are also an industry leader in the deployment of standards-based systems, with more than 48,000 VoiceXML (Voice eXtensible Mark-up Language) ports sold through February 2007.

Intervoice is committed to delivering end-to-end solutions that are compliant with industry standards, are hardware independent, and integrate seamlessly with other systems and software. We support standards including VoiceXML, SCXML (State Chart eXtensible Mark-up Language) and CCXML (Call Control eXtensible Mark-up Language) for voice-enabled web applications and contact center software architectures. We continuously assess evolving industry standards and are actively involved in industry associations such as the Eclipse Foundation, the VoiceXML Forum, and the Internet Engineering Task Force, as well as network-focused organizations such as the 3GPP (IMS), the GSM Association, TMIA, VMA and AVIOS.

Our contact center customer base is among the largest in the industry with more than 20,000 deployments. We offer our customers the option of deploying solutions as a customer-premise sale or as a hosted service, an option that we feel is a competitive differentiator. Our Hosted Solutions group manages more than 30,000 ports through our network operations centers.

Our contact center software and professional consulting services allow businesses to build brand loyalty by enriching their customers’ user experiences while lowering their overall cost of operations. For network service providers, Intervoice’s product and service suite includes next-generation IP-based voice messaging, text messaging, voice portal and payment systems — all providing network service providers with revenue-generating services that meet their customers’ growing demands for enhanced mobile services and access from any device, any place and any time.

The foundation of Intervoice’s decades-long success is a corporate strategy influenced by six key market trends:

•	The increasing demand for sophisticated speech applications that enable users to use their voices to interact with technology;

•	The emerging interest worldwide in multi-channel, multimedia and multimodal means of communication;

•	The acceleration of adoption of open-standards that increase compatibility and interoperability among hardware components and software applications;

•	The burgeoning adoption of VoIP (Voice over IP) is driving convergence of voice and data communications, including the ability to network customer service agents regardless of their location — in a call center, branch office, or at home;

•	The growing demand from businesses for end-to-end solutions that give them a single-point of accountability; and

•	The increasing popularity of software-as-a-service (SaaS), where Intervoice provides hosted solutions, onsite maintenance and support for the software we provide to customers for installation on their premises.

Intervoice’s strategy is not only guiding our development of standards-based products, but is also sharpening our focus on enabling more complex and intelligent customer interactions throughout the enterprise. We help network service providers accelerate the rate at which they can bring new subscriber offerings to market by providing tools that support third-party application development. In addition, we are bringing new levels of quality and personalization to speech self-service through our global consulting services group — one of the most experienced in the industry. Our focus on ensuring exceptional value and usability helps our contact center and network service provider customers enhance the experience of their customers while lowering costs and increasing revenues.

Our activities in both the contact center and network service provider markets are supported by shared resources in sales, operational support, research and development and administrative areas. Our corporate headquarters is in Dallas, Texas, with remote facilities in Florida and California. Our global presence extends to office locations throughout the world, including Europe, the Middle East, Africa, South America and Asia.

We sell our products through a direct sales force and through an established network of distributors, system integrators and channel partners. For the fiscal year ended February 28, 2007, we reported revenues of approximately $196.3 million, including $92.4 million of solution sales, $83.2 million of maintenance and related service revenues and $20.7 million of hosted solutions revenues. Sales to North American customers totaled $127.7 million or 65% of total sales for the year.

Intervoice also delivers unique value through the integration of industry-standard hardware, software, and professional services provided by our numerous alliance partners. These strategic relationships are an integral part of our product strategy and allow us to create voice automation and network services solutions tailored to fit each of our customer’s specific business needs. Key Intervoice technology alliance partners include BEA, Nuance, Intel/Dialogic, and HP.

Products and Services

Intervoice is a leader in providing converged voice and data solutions and related services. We sell solutions that allow customers to access account data or order services from a company at a time they find convenient, using a communication device they find convenient (e.g. phone, computer and PDA) and with the option of engaging a live agent if required. We also sell solutions that support the use of various advanced phone messaging activities and prepaid phone services. When we use the term “solutions sales” in this Annual Report, we mean the sale of hardware and/or software applications and the related consulting services associated with designing, developing, integrating, installing and testing custom applications to perform these functions. When we use the term “recurring services,” we mean the sale of maintenance and software upgrade offerings and the provision of customized solutions to customers on a hosted-solution basis.

Intervoice Solutions Framework

The Intervoice Solutions Framework (“ISF”) is designed to simplify and illustrate the commonality of our products and services. This framework divides all Intervoice offerings into Platforms and Tools, Applications, and Services, all of which are centered on a core software element called Home Zonetm. Home Zone, which includes patent-pending technology, is currently incorporated in our software platform allowing callers easy, single-session management of service selections and personal profiles to obtain a customized communications experience. Home Zone enables applications on the platform to take full advantage of all platform features and capabilities and provides carriers a services management capability which enhances the provisioning, administration and billing of mobile applications. The ISF Platform, called Media Exchange, is an IP-based, unified services platform that bridges the gap between traditional voice networks and IP networks. It supports the World Wide Web Consortium (“W3C”) compliant VXML, SCMXL, and CCXML browsers as well as our new development environment called Development Studio. The ISF fully accommodates a converged network and at the same time provides access to software components and services that can be implemented and shared among discrete business functions.

Contact Center Solutions

Intervoice Voice Portal

Intervoice is a recognized market leader in the creation and deployment of voice portal solutions, which include traditional and standards-based IVR systems and other voice portal solutions for businesses. Our voice portal solutions allow organizations of all types to automate their communications, reduce costs and improve interactions with customers, employees and business partners. Our solutions provide callers with access to information when, where, and how they want to receive it using speech-enabled and touch-tone interfaces that have been designed and optimized for usability — in other words, designed with the callers’ needs in mind. As speech recognition and text-to-speech technologies gain acceptance as natural user interfaces, our solutions allow for the automation of interactions previously seen as too complex for a traditional touch-tone interface. Businesses use our solutions to streamline access to account information, allow for secured access to sensitive information through voice verification, edit name and address information, and support workforce management activities. Enterprise-wide applications also enable customers to order products, activate accounts, pay bills, enroll for college courses, apply for jobs, execute securities trades, recharge prepaid accounts and many other increasingly complex interactions. All of these applications can be designed to give our customers the ability to offer their callers easy access to information and an exceptional user experience.

Intervoice Voice Portal is our advanced software-based solution that can be used to create and manage voice-based solutions. Intervoice Voice Portal is built on the Intervoice Solutions Framework. It delivers a flexible, modular and highly scalable design (built upon open industry standards including VoiceXML, SCXML, CCXML and others) that encourages the seamless integration of Web and enterprise-based systems into intuitive speech-enabled solutions with a clear business return-on-investment (“ROI”).

Companies in a wide range of industries use our contact center solutions to drive operational efficiencies. Our software delivers a true end-to-end converged voice and data solution and supports best-of-class deployments through our alliance partnerships with the leading names in information technology. Our software modules can be implemented individually to meet specific requirements or applied as a comprehensive solution to achieve enterprise-class voice automation results. The modules include leading technologies, proven applications, an award-winning development environment, and intuitive management tools that are backed by comprehensive professional consultation services and technical support. The modules can be deployed in a customer premise or hosted solutions environment.

Intervoice IP Contact Center

With the acquisition of the Nuasis technology, Intervoice has added a next-generation software solution for customer contact routing that is based on an IP platform consistent with the Intervoice Voice Portal architecture. The Intervoice IP Contact Center completes an end-to-end solution for self-service IVR and speech applications with live assistance support through contact center agents. It seamlessly integrates traditional automatic call distribution (“ACD”) for routing phone calls as well as other contact types such as e-mail response and web chat requests. All media types are handled with a single, consistent routing application and user interface for agents. The system also provides traditional computer telephony integration (“CTI”) functionality at a fraction of the cost of deployment in the traditional hardware based implementation. Lastly, the distributed IP architecture takes advantage of the distributed corporate network to allow low-cost networking of agents regardless of their location — in a call center, branch office, or at home — creating a single virtual call center.

Horizontal Application Modules

Intervoice delivers voice automation applications and solutions through a spectrum of easily re-usable application modules and components that can be bundled together or used separately. Our solutions combine horizontal applications, server-side software modules and components with our world-class consulting services to deliver an exceptional user experience. Examples of Intervoice’s horizontal solutions include:

Personalization — a rules-based engine that enables the voice portal to adapt its interaction with a user based on prior interactions

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

Auto-Attendant — provides an easy and automated way to self direct calls in place of a live operator

Locator Automation — portal application that provides callers with detailed location information about nearby ATMs, stores or other destinations

Password Reset (Identifier) — provides callers with a means to reset their password in the event they forget or lose it without going through an agent

Authenticator — provides voice authentication of a caller for access to sensitive or confidential applications or information

Voice or Web Convergence — working with BEA’s WebLogic Portal, Voice and Web Convergence accelerates a customer’s deployment for fully integrated, multi-channel customer service solutions

Field Force Automation — delivers voice-enabled, packaged solutions for improving the productivity of mobile workforces while reducing the cost to support them

Vertical Application Modules

Intervoice offers industry-specific vertical solutions, applications and reusable software modules. Our proven, pre-built components help accelerate development for faster ROI for our customers. Our offerings address needs in the following industries:

Banking & Financial Services
Healthcare
Public Sector
Retail & Manufacturing
Telecommunications
Transportation & Travel
Utilities

Network Service Provider Solutions

We offer network service providers an array of revenue generating solutions that include next generation IP-based messaging and media management applications, traditional Intelligent Network (“IN”)-based voice and text messaging applications and prepaid payment solutions. To date, our network service provider solutions have primarily been sold to wireless network service providers in Latin America, Europe, Asia Pacific, the Middle East and Africa.

Media Exchange for Networks

Media Exchange for Networks is a flexible, IP-based multimedia enhanced services platform designed specifically for mobile network operators, cable service providers and fixed line operators. It is based on the ISF and designed specifically for high availability. It includes a customizable mix of multimedia service options including next generation messaging, voice activated dialing, web user interfaces, voice portal, calendar management and text to speech capabilities. Media Exchange for Networks offers touch tone, voice and web user interfaces.

Our Media Exchange solution helps network service providers accelerate the rate at which they can bring enhanced services to market. Our standards-based software platform incorporates tools which support third-party application development and provides easy access to enhanced services by subscribers through the Home Zone. Each unique combination of enhanced services allows network service providers to offer their subscribers a differentiated service that can enhance their brand, increase revenue per subscriber and increase subscriber loyalty and retention.

The Media Exchange for Networks suite of solutions includes the following packaged application options:

Voicemail MX — next-generation voice mail and unified messaging functionality offering a common message store and common data base

Video Mail — a store and forward video solution for messaging

Voice to MMS (“V2MMS”) — a media-independent message deposit and call completion utility that allows subscribers to record a voice message and have it delivered as a Multi-Media Message (“MMS”)

Voice Activated Dialing — a solution which lets end users create their own address books, store contact information and initiate calls with voice dialing

Traditional, IN-based Messaging

Our traditional, IN-based messaging solutions include voicemail, short message service (“SMS”) and missed-call notification. These solutions incorporate a range of advanced features, including intelligent call return, mailbox-to-mailbox messaging, universal mailboxes, missed-call alerts and conditional personal greetings. Our applications support network service providers in their efforts to build subscriber counts, loyalty and usage.

Portal

Our Media Exchange applications allow subscribers instant access to information content and entertainment services via a voice or touch-tone user interface or through a web browser. Portal applications include access to horoscope information, sports, weather, traffic and financial data and can be “branded” and customized to enhance subscriber loyalty and revenues.

Payment

We provide a range of products and services that allows network service providers to offer prepaid services. Providers can offer prepaid telephony services to facilitate subscriber acquisition and usage in selected markets where subscribers prefer to pay by cash or where collection might be an issue. We support a wide range of prepaid services, including prepaid calling cards, prepaid residential, prepaid wireless and automated operator services. Our prepaid solutions integrate seamlessly with other telco-grade, revenue-generating applications, including our messaging and portal solutions.

Intelligent Network Prepaid can be deployed to provide enhanced flexibility and efficiency in both wireline and wireless networks. Network service providers use IN Prepaid solutions to manage rapid subscriber growth, provide cost-effective roaming, and boost subscriber satisfaction.

Consulting Services

Intervoice offers the services of solution engineers, designers, developers and other consulting services specialists who provide our customers the benefit of the experience we have gained in the development of thousands of custom touch-tone and speech-enabled solutions. We offer customers a single source for needs assessment and application design, voice user interface (“VUI”) design, system integration, project management, effective training and optimization of their custom solution. With more than 150 solution-services experts worldwide and almost 25 years of experience designing, deploying and managing voice and multi-modal applications for contact center and network service provider customers across functions and industries, this team also possesses one of the highest concentrations of industry-recognized leaders in human factors and voice user interface design. Together our team has created 13 of the world’s statistical language modeling (“SLM”) deployments, which enable the deep focus on caller habits, preferences and needs required to generate customized dialogue and call flow, as well as innovative integration and presentation of data across all channels to help customers maximize personalization. Customers using Intervoice consulting services can access our industry-unique Center for User Experience (“CUE”) testing lab, as well as analysis based on caller goal completion rates and our Usability Grade Testing Metric that helps measure a voice application’s ease of use. Our consulting services are designed to reduce the time and cost of speech automation deployments, improve customer communication and satisfaction, and drive higher return-on-investment performance through increased transaction resolution rates.

Recurring Services

Maintenance and Software Support

Intervoice offers the services and support needed to keep our solutions running at peak efficiency. We understand customers’ requirements to protect their investment through world-class technical support that is accessible, effective and responsive to the customers’ business requirements and objectives.

Our RealCare® Services portfolio gives customers a choice of comprehensive plans to ensure the performance of their Intervoice solution — we offer 24x7x365 responsive and proactive services to help minimize or prevent service-impacting events. Our RealCare Advantage maintenance programs offer three levels of services in order to provide customers with choices when it comes to support. Our maintenance offerings include software support services as a subscription-based service that provides convenient, cost-effective software upgrades. In addition, we offer value-added services such as application consulting support and remote application monitoring to further support our customers’ operations. Maintenance is part of Intervoice’s ongoing commitment to provide immediate access to the people and information our customers need to keep their operations running smoothly.

Hosted Solutions

Intervoice Hosted Solutions offers our customers a portfolio of contact center applications delivered within our unique approach to hosted services. We offer a suite of hosted solutions designed to give contact centers and network service providers access to leading-edge applications while reducing the cost and risk of deploying state-of-the-art voice automation. Hosted applications also enable incremental and rapid integration of emerging technologies, as well as easier migration to speech-enabled services employing VoiceXML and next-generation network environments such as 2.5G, 3G, GPRS, IN and SIP-based VoIP.

Intervoice supplies hosted solutions for some of the world’s largest financial institutions, enterprises and network service providers with highly stringent network uptime and performance demands. Intervoice supports these customers from secure, inter-networked hosting locations in Orlando, Florida and Dallas, Texas in the U.S. We also have hosting agreements with Verizon and AT&T which enable us to deploy our solutions and services in most developed countries in the world.

Markets

Intervoice provides the platform, software and professional services that contact centers and network service providers need to create and support interactive speech-enabled technologies.

The contact center market confronts three ongoing challenges — to continuously improve customer service, increase user satisfaction and build brand loyalty — all while controlling the cost of communications. Automated communications are increasingly the norm for cost-conscious enterprises, and after initial reluctance, consumers are beginning to show a preference for well-designed self-service voice solutions that can speed them through the call process. Organizations in a wide range of industries are responding to customer demand for speed and easy access by deploying converged speech and data technologies, and Intervoice technologies have continued to evolve to meet the needs of the contact center marketplace.

Network service providers seek innovative, popular, and high-demand services that can generate immediate subscriber acceptance and an accelerated return-on-investment while keeping capital and operational expenditures to a minimum. Network service providers view “hot” consumer services such as text messaging, multimedia messaging, information portals, voice-activated dialing, video, personal alerts, voicemail, and other enhanced services as clear opportunities to increase their subscriber base, solidify brand loyalty and stimulate network usage. Intervoice network solutions are designed to support the needs of both wireline and wireless network service providers for rapid-return and lower-risk features that extend and enhance the useful life of their existing network infrastructure.

Competition

The markets we serve are fragmented and highly competitive. The principal competitive factors in our markets include breadth and depth of software and services, product features, product scalability, consulting services, maintenance services, the ability to implement solutions, and the ability to create and maintain a reference-able customer base. Our major competitors in our contact center market are Nortel, Genesys Telecommunications (a division of Alcatel/Lucent), and Avaya. All three of these companies are larger than Intervoice and focus on a larger portfolio of products beyond voice automation and contact routing. In addition, with respect to consulting services, we also compete with one of our alliance partners, Nuance Communications, the supplier of our embedded advanced speech recognition and text-to-speech licenses. Each of these competitors can offer compelling value propositions to the marketplace, but they do not provide all the same elements needed for a complete, end-to-end contact center self-service solution without the aid of third-party partners. We believe that our long history in the industry coupled with our unmatched speech-enabled product line, our professional consulting services, and our extensive customer base allow us to compete favorably in this market. The market is evolving rapidly, however, and we anticipate intensified competition not only from our traditional competitors but also from emerging vendors with non-traditional technologies and solutions. There is also continued competition from small venture-funded companies that attempt to build success by plundering the installed base of larger established companies such as Intervoice.

Competition in our network service provider market ranges from large telecommunication suppliers offering turnkey, multi-application solutions to niche companies that specialize in a particular enhanced service such as prepaid, voicemail or voice-activated dialing. Our primary competitors in this market are Comverse Technology, Alcatel/Lucent and Unisys, each of which provides a suite of enhanced services. Other companies that compete with us in various niche geographic and/or product markets include Openwave, Tecnomen, IP Unity Glenayre and LogicaCMG.

We believe that, with our current suite of integrated and interoperable payment, messaging and portal services, standards- and IP-based platform, our flexible business models, and our consulting services, we compare favorably with our competition. Nevertheless, we anticipate that competition will continue to grow from existing and new competitors, some of which may have greater financial, technological and marketing resources and greater market share than Intervoice.

Sales and Marketing

We market our products directly, with a global sales force, and through more than 100 domestic and international distributors. We enter into arrangements with distributors to broaden distribution channels, to increase our sales penetration in specific markets and industries and to provide certain customer services. We select distributors based on their access to the markets, industries and customers that are candidates for Intervoice products. Our direct sales force consists of approximately 80 personnel, including area vice presidents, regional sales directors and sales representatives worldwide. During fiscal 2007, 60% of our solutions sales were attributable to direct sales to end-users and 40% came from sales to distributors.

Our major domestic distributors include Fiserv (multiple business units), Black Box, DDV, Siemens Business Communications, Symitar Systems, Verizon and Vexis. Our major international distributors include Ericsson (worldwide), Huawei (worldwide), Information Technologies Australia (Australia), ITApps (China), IVRS (Hong Kong, China), Loxbit (Thailand), NextCom K.K. (Japan), Black Box (Canada), OLTP (Venezuela and the Caribbean), Promotora Kranon (Mexico), Siemens AG (Worldwide), Switch (Chile), Tatung (Taiwan), Telia Promotor (Sweden), Voice Outsourcing (Latin America and the Caribbean) and Wittel (Brazil).

Intervoice subsidiaries maintain offices in the U.K., Germany, Switzerland, the Netherlands, the United Arab Emirates, and South Africa to support sales throughout Europe, the Middle East and Africa. A company office located in Singapore supports sales in the Pacific Rim. We support Latin American sales from our Dallas headquarters and through a regional office in Brazil.

Our international revenues were 35% of total revenues in fiscal 2007, 45% of total revenues in fiscal 2006 and 41% of total revenues in fiscal 2005. See “Risk Factors” under Item 1A for a discussion of risks attendant to our international operations.

See “Sales” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on sales by product line and geographic area and concentration of revenue.

Backlog

Our solutions backlog at February 28, 2007, 2006 and 2005, which does not include the contracted value of future maintenance and hosted solutions to be recognized, was approximately $54 million, $34 million, and $35 million, respectively. Our service and support contracts range in original duration from one month to five years, with most hosted solutions contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, we do not consider our book of services contracts to be reportable backlog, as a portion of the potential revenue reflected in the contract values may never be realized. At February 28, 2007, a portion of our backlog related to long-term projects and cash basis customers. We generally expect all projects in our existing backlog to be initiated within fiscal 2008 and most of such backlog to be recognized as revenue during fiscal 2008. Approximately 10% to 20% of such backlog could revenue subsequent to fiscal 2008. Some of our sales are completed in the same fiscal quarter as ordered. Thus, our backlog at any particular date may not be indicative of actual sales for any future period.

Research and Development

Research and development expenses were approximately $24 million, $18 million and $16 million during fiscal 2007, 2006 and 2005, respectively, and included the design of new products and the enhancement of existing products.

Our research and development spending is focused in six key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These software platforms are branded under the name Media Exchange. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications, which are designed to operate in both J2EE and Microsoft’s ®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML and SALT. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used configurable functions that can be deployed more quickly than custom applications. Fifth, we are developing software and tools designed to provide integration of live agent positions in a customer contact center setting. This software covers a broad range of functions including agent call-screen transfer, workflow management, full call recording, agent and supervisor management systems and reporting and various integration functions. Finally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are also branded under the product name Media Exchange.

We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.

Proprietary Rights

We believe our existing patent, copyright, license and other proprietary rights in our products and technologies are material to the conduct of our business. To protect these proprietary rights, we rely on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 28, 2007, we owned 86 patents and had 41 pending applications for patents in the United States. In addition, we have registered “Intervoice” as a trademark in the United States, which is part of our portfolio of 34 registered trademarks and service marks. Some of our patents and marks are also registered in certain foreign countries. Our software and other products are generally licensed to a customer under the terms of a nontransferable license agreement that restricts the use of the software and other products to the customer’s internal purposes. Although our license agreements prohibit a customer from disclosing proprietary information contained in our products to any other person, it is technologically possible for our competitors to copy aspects of our products in violation of our rights. Furthermore, even in cases where we hold patents, the detection and policing of the unauthorized use of the patented technology is difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The unauthorized use of our proprietary information by our competitors could have a material adverse effect on our business, operating results and financial condition.

We generally provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review, analysis and, where appropriate, opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Other than the current litigation with a patent holder discussed in Item 3 — “Legal Proceedings,” no such litigation is currently pending against us. As noted above, we currently have a portfolio of 86 United States patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement. In certain situations, it might be beneficial for us to cross-license certain of our patents for other patents which are relevant to the call automation industry. See Item 3 — “Legal Proceedings” for a discussion of certain patent matters. See “Risk Factors” in Item 1A for a discussion of risks associated with claims of intellectual property infringement.

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

Employees

As of April 13, 2007, we had 768 employees.

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

This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, our business strategy, plans and objectives of management for future operations, future sales and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice.

•	Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline. Our revenue and operating results have fluctuated in the past and we expect further fluctuations in the future. Given these fluctuations, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future, which could cause our stock price to decline. Factors that contribute to fluctuations in our operating results and can preclude our ability to accurately forecast our results include the following:

•	variability in the time periods necessary to complete projects and achieve project milestones in order to recognize revenue, which may be influenced by volume, size, timing, contractual terms of new licenses and renewals of existing licenses and cash basis revenues;

•	the components of our revenue that are deferred, including our subscription-based hosted solutions and that portion of our software licenses attributable to support and maintenance;

•	volume, timing and fulfillment of customer orders, particularly with respect to large orders (sales of approximately $2.0 million or more), some of which are completed in the same quarter in which they are ordered and some of which are completed over several quarters, and fluctuations in demand for our products and services;

•	our ability to complete orders from our solutions backlog, subject to timing changes requested by our customers, and projects accounted for on a percentage of completion basis, including estimates based on a variety of factors and subject to revision;

•	the use of low pricing to win important customers, and the possible recognition of loss contingencies for certain projects that we estimate will be delivered at a negative gross margin;

•	the lengthy sales cycle for our products, which typically involve comprehensive solutions that may require detailed customer evaluations;

•	the performance of our international business, which accounts for a significant portion of our consolidated revenues, and fluctuations in foreign currency exchange rates;

•	the mix of products we sell and services we offer and whether our products are sold through our direct sales force or through an intermediary;

•	introduction of new products, product upgrades or updates by us or our competitors, and any resulting customer delays in purchasing products;

•	any increased price sensitivity by our customers, particularly due to increased competition including open source or free software;

•	periodic difficult economic conditions, particularly affecting the technology industry, as well as economic uncertainties;

•	higher than anticipated costs related to fixed-price contracts with our customers;

•	our ability to effectively manage our operating expense levels;

•	timing of significant marketing and sales promotions, and expenses incurred pursuing new product or market opportunities;

•	stock-based compensation expense, which we began recognizing for our stock-based compensation plans in the first quarter of fiscal 2007;

•	costs and charges related to certain events, including Sarbanes-Oxley compliance efforts, matters relating to our Audit Committee investigation and litigation;

•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;

•	factors that lead to substantial declines in estimated values of long-lived assets below their carrying value; and

•	changes in generally accepted accounting principles.

Due to these and other factors, our revenue and operating results are difficult to forecast and are prone to fluctuate, which may cause a decline in our stock price. Our expense levels are based in significant part on our expectations of future revenue, and we may not be able to reduce our expenses quickly to respond to a shortfall in projected revenue. Therefore, our failure to meet revenue expectations could seriously harm our business, operating results and financial condition. See the discussion entitled “Sales” in Item 7 of Part II for a discussion of our system for estimating sales and tracking sales trends in our business.

•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Item 3 — “Legal Proceedings” of Part I of this Annual Report on Form 10-K. Furthermore, we may become subject to claims, including claims by the government, or other adverse consequences arising from the findings of the Audit Committee investigation and related SEC investigation discussed in Item 3. We and certain of our current and former officers and non-officer employees are currently responding to or have responded to SEC subpoenas to produce documents and provide testimony about the transactions that were the subject of the investigation. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. We may be required to indemnify certain of our current and former directors and officers under existing arrangements in connection with the defense, or advancement of defense-related expenses, we are currently providing to certain individuals in connection with the class action lawsuit and the SEC investigation. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Item 3 or to other litigation based on claims that are substantially the same as the claims in the Barrie class action and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

•	We face intense competition based on product capabilities and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Avaya, Nortel, Nuance Communications, Comverse Technology, Unisys and Alcatel/Lucent. Many of our

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

•	We may not be successful in selling and implementing our products and services in the face of the new, standards-based market. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. The markets for our products have required a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®. NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift places new challenges on us to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, to respond to potentially different competitors, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. Failure to develop, enhance, acquire and introduce new products and services to respond to continually changing market conditions or customer requirements, or lack of customer acceptance of our products or services will materially adversely affect the value of our intellectual property, barriers to entry to our business, customer retention, gross margins, and the results of operations and financial condition.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our hardware components are available only from a small number of vendors. Likewise, we license speech recognition technology primarily from Nuance Communications, Inc., the dominant vendor for this technology. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs. We believe software and technology companies, including us and others

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

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 35% and 45% of total sales for the fiscal years ended February 28, 2007 and 2006, respectively. International sales, personnel and property are subject to certain risks, including:

•	terrorism;

•	fluctuations in currency exchange rates;

•	ability to collect on accounts receivable;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country, including nationalization of customers or channel partners;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.

•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for hosted solutions, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline or our loss could increase.

•	Our products are complex, and software defects could reduce our revenues and expose us to litigation. The software products we offer are complex and may contain errors or defects, even after extensive testing and quality control, particularly in early versions. Furthermore, because our products increasingly are designed around an open standards based architecture incorporating elements developed by third parties, such errors or defects may be outside of our direct ability to control or correct. Any defects or errors could potentially result in loss of revenues, product returns or order cancellations, and could potentially hinder market acceptance of our products and harm our reputation. Accordingly, any defects or errors could have a material adverse effect on our business, results of operations and financial condition. Our customer license agreements typically contain provisions to limit our product warranty obligations and exposure to potential liability claims.

•	We have grown, and may continue to grow, through acquisitions, which could dilute our existing shareholders and could involve substantial acquisition risks. As part of our business strategy, we have in the past acquired, and expect to continue to acquire or make investments in, other businesses and technologies. We may issue equity securities for future acquisitions, which would dilute our existing stockholders, and we may incur debt in connection with future acquisitions, which may include covenants or other restrictions that hinder our ability to operate our business. Furthermore, our prior acquisitions required substantial integration and management efforts. Acquisitions can involve a number of risks, including:

•	difficulty in transitioning and integrating the operations, facilities and personnel of the acquired businesses, including different and complex order processing, support and accounting and financial reporting systems;

•	loss of key management, sales, research and development and other key employees of the acquired company;

•	difficulty in integrating acquired products into our product portfolio, including engineering, sales and marketing integration;

•	impairment of relationships with partners, suppliers and customers;

•	difficulty in implementing and standardizing company-wide financial, accounting, billing, information and other systems and the internal controls surrounding those systems and processes;

•	disruption of our ongoing operations and distraction of management and other employees;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	difficulty in management of geographically remote operations in the United States and internationally;

•	delay of sales to customers pending resolution of product integration between our existing and our newly acquired products; and

•	difficulty entering new markets or businesses in which we have limited experience.

As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could result in a material adverse affect on our business, results of operations and financial condition.

•	Our stock price has been and may continue to be subject to wide fluctuations. Our stock price historically has been volatile and may continue to be volatile in the future. Various factors contribute to the volatility of our stock price, including business developments (such as new product introductions and acquisitions or dispositions), litigation developments, quarterly variations in our financial results, our ability to meet investors’ expectations, and general economic and market conditions. In addition, third-party announcements by our partners and competitors may contribute to our stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Fluctuations in our stock price could cause increased risk of shareholder litigation, which could result in substantial costs and divert management’s attention and resources.

•	We are exposed to risks related to our channel program that could decrease our revenues and hurt our business. Although we principally sell our products and services through our direct sales force, a significant amount of our sales are made through intermediaries such as distributors, system integrators and other strategic channel partners. We expect the percentage of sales through intermediaries to increase as we continue to focus our sales efforts through the channel and other partners. We anticipate future revenue growth to depend in large part on our success in expanding relationships, and establishing new relationships, with intermediaries. These intermediaries may sell their own products or other vendors’ products that compete with our products, and may compete with our own direct sales force in certain sales opportunities. While we have instituted programs designed to increase sales of our products through intermediaries, certain intermediaries may give greater priority to products of other suppliers, including competitors. Our ability to grow sales through intermediaries depends on our investment in appropriate financial incentives, support and sales tools for intermediaries, while effectively alleviating conflict with our own sales force. Failure to effect this strategy appropriately may result in certain intermediaries choosing to cease or reduce the sales of our products, resulting in a material adverse change in our business, results of operations and financial condition.

•	We implemented a new company-wide ERP system during the third quarter of fiscal 2007. During the third quarter of fiscal 2007, we completed the implementation of a new, company-wide ERP system. Our new system affects all facets of our business, including our ability to quote, receive and process orders, track inventory and work in process, ship and bill completed orders, process and apply cash receipts from our customers and summarize and report the results of our operations. If we encounter problems in the operation of our new system, our ability to conduct our daily operations in an efficient, effective and properly controlled manner could be compromised, and our operating results could suffer. In addition, any such operational problems could cause us to expend significant time and other resources in an effort to resolve such problems, and this diversion of management and staff time could further adversely affect our ability to serve our customers and sustain our normal operations.

•	Unanticipated changes in our effective tax rates or exposure to additional income tax liabilities could affect our profitability or increase our loss. We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. We are generally required to account for taxes in each jurisdiction in which we operate, including making assumptions, interpretations and judgments with respect to the applicable tax requirements. Our provision for income taxes is calculated based on a mix of earnings, statutory rates, and enacted tax rules by jurisdiction, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate, which could affect our results of operations and financial condition.

•	Failure to maintain effective internal controls could have a material adverse effect on our business, results of operations, financial condition, and our stock price. A failure to maintain adequate internal control procedures as required by Section 404 of the Sarbanes-Oxley Act of 2002 may preclude our management’s ability to conclude that we have effective internal controls over our financial reporting. These internal controls are also required for us to produce management financial information, make determinations on revenue recognition and other material accounting issues, and prevent financial fraud. If we are unable to produce reliable financial reports, make appropriate determinations on revenue recognition and material accounting policies or prevent fraud, our business, operating results and financial condition could be adversely affected.

•	We have sustained operating losses in the past, and may incur additional losses in the future which may require us to raise additional capital on unfavorable terms. We cannot be certain that our revenue will grow or that we will achieve or maintain profitable operations in the future. If we are unable to return to and maintain profitability, the market price for our stock may decline, perhaps substantially. If we continue to have operating losses, we may be required to raise additional capital to maintain or grow our operations. Such additional capital may only be available at unfavorable terms that could be dilutive to existing shareholders, have a high interest rate, contain restrictive covenants, or contain other unfavorable terms.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Intervoice owns approximately 225,000 square feet of manufacturing and office facilities in Dallas, Texas. We lease approximately 99,000 square feet of office space as follows:

Square Feet

Orlando, Florida	34,000
Manchester, United Kingdom	27,000
Mountain View, California	26,000
Other domestic and international locations	12,000

Item 3.	Legal Proceedings

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

A number of customers, including customers of ours and Edify Corporation’s (“Edify”) have been sued as defendants in several lawsuits brought by RAKTL in the United States District Court for the Eastern District of Texas and the United States District Court for the District of Delaware. Several of these defendants who are also customers have notified us or Edify of the lawsuits pursuant to the indemnity paragraphs of their respective sales agreements and have indicated to us that the lawsuits could potentially impact the defense and indemnity paragraphs of their respective sales agreements. Neither we nor Edify believe that we have a current obligation to defend or indemnify these customers in connection with the current allegations made in the RAKTL lawsuits and when contacted we have requested that the customers provide additional information concerning the assertions made by RAKTL.

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

Even though no claims have been made by RAKTL that a specific product offered by Intervoice infringes any claim under the RAKTL patent portfolio, we have received opinions from our outside patent counsel that certain products and applications we offer do not infringe certain claims of the RAKTL patents. We have also received opinions from our outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, we are not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by our products. If we do become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, we intend to vigorously contest the claims and to assert appropriate defenses.

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

Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 against us as well as certain named current and former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that we and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite Voice Systems, Inc. (“Brite”) and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

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

On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period between October 12, 1999 and June 6, 2000. On November 14, 2006, the Fifth Circuit granted our petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. The briefing on the merits of our appeal is now complete, and we are currently waiting for the Fifth Circuit to either schedule oral argument or issue a ruling on the merits. We filed a motion to stay further discovery pending the Fifth Circuit’s decision on the merits of our appeal, but. the District Court denied our motion. We are in the process of continuing to produce documents in response to the Plaintiffs’ requests for production. We believe that we and our officers and directors complied with the applicable securities laws and will continue to vigorously defend the case.

Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC), pending in the United States District Court for the Northern District of California, San Francisco Division: On December 13, 2006, Phoenix Solutions, Inc. (“Phoenix”) filed suit against Sony Electronics, Inc. (“Sony”) in the United States District Court for the Central District of California for infringement of U.S. Patent Nos. 6,615,172, 6,633,846, 6,665,640 and 7,050,977. On February 9, 2007, Sony filed its answer to Phoenix’s claims of infringement, denied any liability and filed a counterclaim alleging that the patents were neither valid nor infringed by Sony. On February 26, 2007, Sony filed a third party complaint against the Company for alleged breach of warranty of title and the warranty against infringement related to the claims of infringement made by Phoenix against Sony. In its third party complaint, Sony seeks to recover actual damages suffered by it in the event a final judgment is entered against Sony or it is otherwise liable for any damages, fees or costs arising out of the claims of patent infringement made by Phoenix against the Sony interactive voice response system. On April 9, 2007, the Company filed its motion to dismiss the third party complaint. The trial court recently transferred the case to the United States District Court for the Northern District of California, San Francisco Division, and the case is now styled Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC). In the event that the court does not grant the pending motion to dismiss, the Company intends to vigorously defend itself against any and all claims made against it.

Audit Committee Investigation

During fiscal 2005, our Audit Committee conducted an investigation of certain transactions that occurred during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee reported the results of its investigation to the SEC, and we are cooperating with the SEC in its own investigation regarding the transactions. We have provided documents to the SEC in response to a subpoena and informal requests for information about the transactions, and several of our current and former officers and non-officer employees have provided testimony to the SEC. Our Audit Committee and its counsel are continuing to monitor our response to the SEC, and they also have conducted a review of certain documents provided to the SEC which we located after the Audit Committee’s original investigation. Intervoice is presently in discussions with the SEC about a possible settlement of the matters covered by the Audit Committee investigation, but there is no assurance that agreement on any settlement will be reached. We have recorded approximately $0.9 million of expense based on the current status of such settlement discussions. Intervoice is also honoring our obligation to indemnify, to the extent appropriate, certain current and former officers and other employees of Intervoice, including our Chief Executive Officer, who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation. Furthermore, we are honoring our obligation to reimburse legal fees incurred by certain recipients of the subpoenas.

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

The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. We, and certain of our current and former officers and the SEC have agreed that Intervoice and the officers will not assert any defenses based on a statute of limitations with respect to any action or proceeding against Intervoice or such officers brought, by or on behalf of the SEC arising out of the SEC investigation for the time periods set forth in the agreements. As a result of work performed in responding to the SEC subpoena, the Audit Committee has concluded that Intervoice also improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We also provided documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.

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

High and low share prices as reported on the NASDAQ National Market are shown below for our fiscal quarters during fiscal 2007 and 2006.

Fiscal 2007 Quarter	High	Low

4th	$8.10	$6.34
3rd	$7.75	$5.95
2nd	$7.40	$5.58
1st	$8.70	$6.24

Fiscal 2006 Quarter	High	Low

4th	$9.25	$7.72
3rd	$9.60	$8.20
2nd	$9.84	$7.72
1st	$12.40	$8.64

On April 13, 2007, there were 618 shareholders of record and approximately 11,000 beneficial shareholders of Intervoice. The closing price of our common stock on that date was $6.63.

Securities Authorized for Issuance Under Equity Compensation Plans

We have maintained multiple compensation plans to provide for the issuance of our common stock to officers and other employees. These plans consisted of the 1990 Employee Stock Option Plan, 1999 Stock Option Plan, 1990 Non-Employee Stock Option Plan, 2003 Stock Option Plan, and the 2005 Stock Incentive Plan, which have been approved by the shareholders, and the 1998 Employee Non-Qualified Stock Option Plan which has not been approved by the shareholders. The following table sets forth information regarding outstanding options and shares of common stock reserved for future issuance as of February 28, 2007. The 2005 Stock Incentive Plan replaced all other plans and became the sole plan from which options could be granted.

	A	D	C
			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
Plan Category	Rights	Warrants and Rights	Column (A))

Equity compensation plans approved by security holders	7,808,405	8.19	1,063,935
Equity compensation plans not approved by security holders	152,238	4.41	—

Total	7,960,643	8.12	1,063,935

During fiscal 1999, we adopted a stock option plan, which was not approved by security holders, under which shares of common stock could be authorized for issuance by the Compensation Committee of the Board of Directors as non-qualified stock options to key employees. Option prices per share were the fair market value per share of stock based on the average of the high and low price per share on the date of grant. We granted options at various dates with terms under which options became exercisable at a rate of 25% or 33% per year and were exercisable for a period of ten years after the grant date. This plan is no longer a plan under which options can be granted.

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to our shareholders during the five-year period ended February 28, 2007 as well as an overall broad stock market index, the NASDAQ Market Index, and a peer group index for the Company, the index for SIC Code 3661 — Telephone and Telegraph Apparatus. The stock performance graph assumes $100 was invested on March 1, 2002 in our common stock and in each such index.

COMPARISON OF CUMULATIVE TOTAL RETURN
OF COMPANY, INDUSTRY INDEX AND BROAD MARKET(1)

	Fiscal Year Ending
Company/Index/Market	2002	2003	2004	2005	2006	2007
Intervoice, Inc	100.00	33.73	240.87	215.28	170.04	127.38
Telephone, Telegraph Apparatus	100.00	53.92	135.04	118.90	135.26	158.63
NASDAQ Market Index	100.00	78.34	119.25	120.72	135.05	143.72

(1)	Assumes $100 invested on March 1, 2002 and all dividends reinvested through February 28, 2007.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included in Item 8 and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7.

	Fiscal Year Ended February 28/29
	2007*	2006**	2005	2004	2003***
	(In millions, except per share data)

Sales	$196.3	$168.1	$183.3	$165.3	$156.2
Income (loss) from operations	(3.1)	9.0	24.7	18.8	(44.1)
Income (loss) before the cumulative effect of a change in accounting principle	(1.7)	16.5	22.5	11.3	(50.6)
Net income (loss)	(1.7)	16.5	22.5	11.3	(66.4)
Total assets	168.6	158.1	134.9	111.6	101.0
Current portion of long term debt	—	—	0.4	—	3.3
Long term debt, net of current portion	—	—	1.3	13.1	15.8
Per basic common share:
Income (loss) before the cumulative effect of a change in accounting principle	(0.04)	0.43	0.62	0.33	(1.49)
Net income (loss)	(0.04)	0.43	0.62	0.33	(1.95)
Shares used in per basic common share calculation	38.6	38.1	36.2	34.4	34.0
Per diluted common share:
Income (loss) before the cumulative effect of a change in accounting principle	(0.04)	0.42	0.59	0.32	(1.49)
Net income (loss)	(0.04)	0.42	0.59	0.32	(1.95)
Shares used in per diluted common share calculation	38.6	39.0	38.5	35.7	34.0

*	During fiscal 2007, we incurred approximately $2.5 million in special charges in connection with three severance and organizational changes affecting approximately 55 positions. In addition, we incurred approximately $1.2 million in special charges in connection with the elimination of redundant office leases. In addition, we recorded a loss provision of approximately $1.9 million related to a contract and a loss provision of approximately $0.9 million related to the current status of settlement discussions with the SEC.

**	We acquired all of the outstanding stock of Edify on December 30, 2005. Beginning December 31, 2005, our financial results include the operations of Edify. During fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify. In addition, during fiscal 2006, our income tax provision included benefits totaling $7.6 million resulting from the reversal of valuation allowances on certain deferred tax assets and from the resolution of tax contingencies, partially offset by a charge of $1.0 million related to the repatriation of foreign earnings.

***	The fiscal 2003 loss from operations was impacted by special charges of $34.3 million related to staffing reductions, facilities closures, the write down of excess inventories, costs associated with loss contracts, loss on early extinguishment of debt, and impairment of certain intangible assets. The fiscal 2003 net loss was also increased as a result of a $15.8 million charge for the cumulative effect of a change in accounting principle associated with our adoption of Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Other Intangible Assets.” Fiscal 2003 results benefited from a change in the U.S. federal tax law that allowed us to recognize net tax benefits of approximately $3.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

Intervoice recognizes revenue from the sale of hardware and software solutions, from the delivery of recurring maintenance and other software support associated with installed solutions and from the provision of our enterprise and network solutions on a managed service basis. Our policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition,” as amended (SOP 97-2), SEC Staff Accounting Bulletin No. 104 (SAB 104) and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element as evidenced by vendor specific objective evidence. In situations where vendor specific objective evidence exists for all undelivered elements, but does not exist for one or more of the delivered elements, the residual method is used. In these cases, the vendor specific objective evidence of fair value of the undelivered items is deferred and the residual is recognized as revenue related to the delivered elements. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.

Sale of Hardware and Software Solutions:  Many of our sales are of customized software or customized hardware/software solutions. Such solutions incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. We account for sales of these customized solutions using contract accounting principles, following the relevant guidance in Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), under either the percentage of completion (“POC”) or completed contract methodology, as further described below. In other instances, particularly in situations where we sell to distributors or where we are supplying only additional product capacity (i.e., similar hardware and software solutions to what is already in place) for an existing customer, we may sell solutions that do not require significant customization. In those situations, we recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.

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

Sale of Hosted Solutions:  We provide enhanced communications solutions to some customers on an outsourced basis through our hosted solutions business. While specific arrangements can vary, we generally build a customized solution to address a specific customer’s business needs and then own, monitor, and maintain that system, ensuring that it processes the customer’s business transactions in accordance with defined specifications. For our services, we generally receive a one-time setup fee paid at the beginning of the contract and a service fee paid monthly over the life of the contract. Most contracts range from 12 to 36 months in length.

We combine the setup fee and the total service fee to be received from the customer and recognize revenue ratably over the term of the hosted solutions contract. We capitalize the cost of the computer system(s) and related applications used to provide the service and depreciate such costs over the contract life (for assets unique to the individual contract) or the life of the equipment (for assets common to the general hosted solutions operations or for assets whose useful lives are shorter than the related contract term). We expense all labor and other period costs required to provide the service as we incur them.

Loss Contracts:  We update our estimates of the costs necessary to complete all customer contracts in process on a quarterly basis. Whenever current estimates indicate that we will incur a loss on the completion of a contract, we immediately record a provision for such loss as part of the current period cost of goods sold.

Stock-Based Compensation

We adopted SFAS No. 123R, “Share-Based Payments,” effective March 1, 2006 using the modified prospective transition method. Determining the amount and classification of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expenses using fair value models. The most significant assumptions used in calculating the fair value include the expected volatility, expected lives and estimated forfeiture rates for employee stock option grants.

We use a weighted average of the implied volatility, the most recent one-year volatility and the median historical volatility for the period of the expected life of the option to determine the expected volatility to be used in our fair value calculation, with the median historical volatility receiving the heaviest weighting of the three factors. We believe that this is the best available estimate of expected volatility. The expected lives of options are determined based on our historical stock option exercise experience. We believe the historical experience method is the best estimate of future exercise patterns currently available. Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available. Changes to these assumptions or changes to our stock-based compensation plans, including the number of awards granted, could impact our stock-based compensation expense in future periods. We update these assumptions annually or as circumstances arise which would indicate the need for them to be updated more often.

Intangible Assets and Goodwill

Intangible Assets:  Intangible assets are comprised of separately identifiable intangible assets arising out of our fiscal 2007 acquisition of certain assets of Nuasis, our fiscal 2006 acquisition of Edify and our fiscal 2000 acquisition of Brite, and certain capitalized purchased software. We amortize intangible assets using the straight-line method over each asset’s estimated useful life. Such lives range from 18 months to 12 years. We review our intangible assets for possible impairment when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, we recognize an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset’s fair value, generally based upon discounted estimates of future cash flows.

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

Goodwill:  Goodwill is attributable to our fiscal 2006 acquisition of Edify and our fiscal 2000 purchase of Brite. Under the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is presumed to have an indefinite life and is not subject to annual amortization. We do, however, perform an impairment test on our goodwill balance on at least an annual basis and more frequently if we identify triggering events on an interim basis. Our impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of Intervoice with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, we compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to the lesser of that excess or the carrying amount of goodwill.

Income Taxes

We recognize deferred income taxes using the liability method and reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We provide a valuation allowance for deferred tax assets in circumstances where we do not consider realization of such assets to be more likely than not. This is a highly subjective assessment and requires us to evaluate the predictability of future taxable income while considering our operating history which includes significant losses in fiscal 2003 and 2002. In fiscal 2006, we reversed a significant portion of the valuation allowances originally recorded in fiscal 2002 and 2003 associated with deferred tax assets of our U.S. operations. We believe our profitability in the U.S. for fiscal 2007 and the previous three years and our projected future profitability make it more likely than not that we will realize the benefit of these previously reserved deferred tax assets. We continue to provide valuation allowances on foreign and state deferred tax assets and on certain U.S. federal deferred tax assets that will benefit equity if and when realized.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine that it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on the derecognition of tax benefits, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures regarding uncertain tax positions. FIN 48 is effective for years beginning after December 15, 2006 and we will be required to adopt the interpretation in the first quarter of fiscal 2008 on a prospective basis. We continue to evaluate the impact FIN 48 will have on our financial position and results of operations.

Results of Operations

The following table presents certain items as a percentage of sales for our last three fiscal years.

	Year Ended February 28
	2007	2006	2005

Sales	100.0%	100.0%	100.0%
Cost of goods sold	45.0	43.7	44.2

Gross margin	55.0	56.3	55.8

Research and development expenses	12.0	10.7	8.6
Selling, general and administrative expenses	42.8	39.6	32.9
Amortization of acquisition related intangible assets	1.3	0.7	0.8
Settlement provision	0.5	—	—

Operating income (loss)	(1.6)	5.3	13.5
Other income (expense), net	0.6	1.4	0.2

Income (loss) before income taxes	(1.0)	6.7	13.7
Income taxes (benefit)	(0.1)	(3.1)	1.4

Net income (loss)	(0.9)%	9.8%	12.3%

Sales

Intervoice is a leading provider of converged voice and data solutions and related services. As used in this report, solutions sales include the sale of hardware and/or software applications and the related consulting services associated with designing, integrating, and installing custom applications to address customers’ business needs. Recurring services include a suite of maintenance and software upgrade offerings and the provision of customized solutions to customers on a hosted solution (outsourced) basis. Our solutions product line includes voice portal, messaging, and payment solutions.

Our sales by product line for fiscal 2007, 2006 and 2005 were as follows (in millions):

		% Change		% Change
		From Prior		From Prior
	2007	Year	2006	Year	2005

Voice portal solution sales	$69.2	40.7%	$49.2	(33.5)%	$74.0
Messaging solution sales	14.6	(23.6)%	19.1	83.7%	10.4
Payment solution sales	8.6	(12.2)%	9.8	(39.1)%	16.1

Total solution sales	92.4	18.3%	78.1	(22.3)%	100.5

Maintenance and related services revenues	83.2	29.2%	64.4	8.4%	59.4
Hosted solutions revenues	20.7	(19.1)%	25.6	9.4%	23.4

Total recurring services revenues	103.9	15.4%	90.0	8.7%	82.8

Total Sales	$196.3	16.8%	$168.1	(8.3)%	$183.3

We assign revenues to geographic locations based on the location of the customer. Our net sales by geographic area for fiscal years 2007, 2006 and 2005 were as follows (in millions):

		% Change		% Change
		From Prior		From Prior
	2007	Year	2006	Year	2005

North America	$127.7	38.7%	$92.1	(14.6)%	$107.8
Europe	28.5	(27.1)%	39.1	(4.4)%	40.9
Middle East and Africa	15.4	(19.4)%	19.1	(10.3)%	21.3
Central and South America	14.7	16.7%	12.6	85.3%	6.8
Pacific Rim	10.0	92.3%	5.2	(20.0)%	6.5

Total	$196.3	16.8%	$168.1	(8.3)%	$183.3

International sales constituted 35% of total sales in fiscal 2007, 45% of total sales in 2006 and 41% of total sales in 2005.

Changes in foreign currency exchange rates from fiscal 2006 to 2007 served to increase sales for fiscal 2007 by approximately $1.3 million. Changes in foreign currency exchange rates from fiscal 2005 to 2006 served to decrease sales for fiscal 2006 by approximately $1.6 million.

Sales of voice portal solutions increased significantly in fiscal 2007 from fiscal 2006. All geographies except Europe reflected increases in voice portal sales during this timeframe, with the largest increase reflected in North America. This increase reflects the inclusion of sales to former Edify customers for the full year of fiscal 2007 including approximately $4.6 million recognized under an approximately $7.3 million sale to a major U.S. satellite television provider. Fiscal 2007 also included $2.5 million of revenue from a cash basis customer based in the Central and South American market as well as $3.5 million from a follow on order for incremental capacity from the same customer which was recognized on an accrual basis based upon several years of successful cash collections activities associated with this customer. Given the delays we are experiencing in collection of this receivable, we will return to the cash basis of accounting for future transactions with this customer. Sales of voice portal solutions declined significantly in fiscal 2006 from fiscal 2005 levels. A portion of the decline results from the fact that sales in fiscal 2005 included approximately $10.3 million recognized under an $11.4 million sale to a major U.S. wireless provider. There were no individual sales of this magnitude in fiscal 2006. The balance of the decline reflected weakness in our voice portal sales across all our major geographic markets, with the largest decline focused in North America. We believe some voice portal customers postponed investment decisions during fiscal 2006 while they continued to evaluate the effects of the market shift to open standards on their individual processing environments.

Fiscal 2006 included recognition of approximately $6.2 million under the first two contracts for our new advanced messaging product. Sales of messaging solutions decreased in fiscal 2007 from fiscal 2006. The largest decreases were reflected in the Middle East, Africa and Latin America where fiscal 2007 did not include any contracts of comparable size to the first two media exchange contracts recognized during fiscal 2006. One of these contracts was completed during the first quarter of fiscal 2007 and the second contract was completed during the first quarter of fiscal 2008.

Our sales of payment solutions in 2007 and 2006 primarily reflect sales of capacity upgrades to existing clients in the Middle East and Africa, Latin America and the Pacific Rim. The decline in such sales from fiscal 2005 to fiscal 2006 is largely attributable to the loss of an MEA customer who had purchased $4.9 million in payment solutions during fiscal 2005.

The 29.2% increase in maintenance and related service revenues in fiscal 2007 as compared to fiscal 2006 is comprised of increases of $19.6 million (35.3%) in maintenance revenues on voice portal solutions offset, in part, by decreases of $0.8 million (8.5%) in maintenance revenues on messaging and payment solutions. This increase resulted primarily from the acquisition of Edify. The 8.4% increase in our maintenance and related services revenues in fiscal 2006 as compared to fiscal 2005 is comprised of increases of $7.0 million (15.5%) in maintenance revenues on voice portal solutions offset, in part, by decreases of $2.0 million (13.8%) in maintenance revenues on messaging and payment solutions.

The 19.1% decrease in hosted solutions revenues in fiscal 2007 as compared to fiscal 2006 is comprised of growth of $2.1 million (16.2%) in revenues from our North American enterprise customers offset by reductions of $7.0 million (55.7%) from our international network customers. We recognized revenues totaling $3.0 million in fiscal 2007, $8.3 million in fiscal 2006 and $10.0 million in fiscal 2005 under one long-term international hosted solutions contract with a U.K. based network operator. This contract expired in July 2006. International hosted solutions revenues during fiscal 2007 included $1.4 million relating to services performed for an international hosted solutions customer for which we recognize revenue on a cash basis. We recognized $2.0 million and $1.5 million of similar sales to the same customer in fiscal 2006 and 2005, respectively. The 9.4% increase in hosted solutions revenues in fiscal 2006 as compared to fiscal 2005 is comprised of growth of $3.2 million (33.3%) in revenues from our North American enterprise customers offset, in part, by net reductions of $1.0 million (7.5%) in revenues from our international network customers.

No customer accounted for 10% of our total sales during fiscal 2007. We have historically made significant sales of solutions, maintenance and hosted solutions, including the hosted solutions described above, to O2. Such combined sales accounted for 10% of our total sales during fiscal 2006 and 2005. No other customer accounted for 10% or more of our sales during such periods.

We are prone to quarterly sales fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. We use a system combining estimated sales from our recurring services contracts, “pipeline” of solution sales opportunities, and backlog of committed solution orders to estimate sales and trends in our business. For the years ended February 28, 2007, February 28, 2006 and February 28, 2005 sales were sourced as follows:

	Year Ended February 28
	2007	2006	2005
	(Based on Averages of Quarterly Activity)

Sales from recurring service and support contracts, including contracts for hosted solutions	53%	54%	45%
Sales from solutions backlog	27%	29%	41%
Sales from the pipeline	20%	17%	14%

	100%	100%	100%

Our service and support contracts range in original duration from one month to five years, with most hosted solutions contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, we do not consider our book of services contracts to be reportable backlog, as a portion of the potential revenue reflected in the contract values may never be realized. Nevertheless, it is easier for us to estimate service and support sales than to estimate solution sales for future quarters because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

Our backlog is made up of customer orders for solutions for which we have received complete purchase orders. At February 28, 2007, 2006 and 2005, our backlog of solutions sales was approximately $54.1 million, $33.9 million and $35.4 million, respectively. We generally expect all projects in our existing backlog to be initiated within fiscal 2008 and most of such backlog to be recognized as revenue during fiscal 2008. Approximately 10% to 20% of such backlog could revenue subsequent to fiscal 2008. Our ability to estimate the amount of backlog that will be converted to revenue in any fiscal quarter can be affected by factors outside our control, including changes in project timing requested by our customers and cash collections from certain international customers.

Our pipeline of opportunities for solutions sales is the aggregation of our sales opportunities for which we have not received a purchase order, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. Accordingly, upward or downward trends in our total pipeline are not considered meaningful from a financial analysis perspective. While we incorporate an estimate of sales from pipeline into our business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to solutions sales in a particular quarter or over a longer period of time. While we know the amount of solutions backlog available at the beginning of a quarter, we must speculate on our pipeline of solutions opportunities for the quarter. Our accuracy in estimating total solutions sales for future fiscal quarters is, therefore, highly dependent upon our ability to successfully estimate which pipeline opportunities will close during the quarter.

To compete effectively in our target markets in fiscal 2008 and beyond, we believe we must continue to transition our products and services to an open, standards-based business model. We have historically provided complete, bundled hardware and software systems using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s®. NET environments utilizing VoiceXML, CCXML, SCXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on our management to transition our products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems.

Special Charges

Fiscal 2007

During fiscal 2007, we incurred approximately $2.5 million in special charges in connection with three severance and organizational changes affecting approximately 55 positions. In addition, we incurred approximately $1.2 million in special charges in connection with the elimination of redundant office leases. The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for fiscal 2007 (in millions):

	Cost of		Selling,
	Goods	Research and	General and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$1.0	$0.3	$1.2	$2.5
Facility costs	$—	$—	$1.2	$1.2

Total	$1.0	$0.3	$2.4	$3.7

Of this amount, $1.0 million remained accrued at February 28, 2007.

Fiscal 2006

During fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify. The following table summarizes the effect on reported operating results by financial statement category of such special charges (in millions):

	Cost of		Selling,
	Goods	Research and	General and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$0.5	$0.2	$1.2	$1.9

All amounts related to these special charges have been paid.

Cost of Goods Sold

Cost of goods sold was comprised of the following for the three years ended February 28, 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Solution COGS	$59.2	$48.0	$52.1
As percentage of solutions sales	64.1%	61.5%	51.9%
Services COGS	$29.1	$25.5	$28.9
As percentage of services revenues	28.0%	28.4%	35.0%
Total COGS	$88.3	$73.5	$81.0
As percentage of total sales	45.0%	43.7%	44.2%

During fiscal 2007 and 2006, we incurred special charges to cost of goods sold totaling $1.0 million (0.5% of sales) and $0.5 million (0.3% of sales), respectively, as described in the preceding Special Charges section. Cost of goods sold for fiscal 2007 included approximately $0.9 million of stock compensation expense, resulting from the adoption of SFAS No. 123R which requires us to include a compensation expense in our financials related to share-based awards. A significant portion of our solutions cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. The increase in solutions cost of goods sold as a percentage of solutions sales in fiscal 2007 as compared to fiscal 2006 resulted primarily from the recording of a loss provision of approximately $1.9 million related to a $10.3 million media exchange contract entered into in February 2007. Progress on this percentage of completion project resulted in approximately $0.8 million of revenue on which we recognized no net margin during fiscal 2007. In addition, we recognized no net margin on approximately $0.7 million of revenue recognized on the first two contracts for our advanced messaging product — media exchange for networks. The increase in solutions costs of goods sold as a percentage of solutions sales in fiscal 2006 as compared to fiscal 2005 resulted largely from the changes in solution sales volume across the period which occurred without proportional increases or decreases in our fixed labor costs. In addition, as discussed in the Sales section above, we performed significant work during fiscal 2006 on the first two contracts for our new advanced messaging product — media exchange for networks. Because of the significant effort involved in these initial deployments of this product, we realized no net margin on approximately $6.2 million of revenue recognized during fiscal 2006.

During fiscal 2007, our services cost of goods sold increased in dollar amount and remained relatively unchanged as a percentage of services revenues as compared to fiscal 2006 levels. The increase in actual costs related to the increase in services revenues. During fiscal 2006, our services cost of goods sold declined both in dollar amount and as a percentage of services revenues over fiscal 2005 levels. The reduction in actual costs resulted primarily from contractual reductions in third party costs associated with our international hosted solutions business, reduced telecommunications costs negotiated based on higher volumes in our domestic hosted solutions business, and lower warranty and repairs and maintenance costs. The reduction in cost as a percent of recurring revenues resulted from these cost savings and from our ability to support net revenue growth in both our maintenance and hosted solutions business with limited additions to our existing cost structure. Our cost of goods sold percentage also benefited from a shift in the geographic mix of some maintenance revenues from areas with a relatively higher cost structure to lower cost areas.

Research and Development

Research and development expenses for the three years ended February 28, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Research and development expenses	$23.6	$17.9	$15.8
As percentage of total sales	12.0%	10.7%	8.6%

Research and development expenses for fiscal 2007 included approximately $0.5 million of stock compensation expense resulting from our adoption of SFAS No. 123R which requires us to include a compensation expense in our financial statements related to share-based awards. In addition, fiscal 2007 included a full year of the impact of the acquisition of Edify and the addition of resources to support the technology acquired from Nuasis. We incurred special charges of $0.3 million (0.2% of sales) and $0.2 million (0.1% of sales) in fiscal 2007 and 2006, respectively, as described in Special Charges above. Expenses were up approximately $0.9 million in fiscal 2006 as compared to fiscal 2005 as a result of the acquisition of Edify. The remainder of the increase in year-over-year R&D expenditures from fiscal 2005 to fiscal 2006 relates to the continued investment in various research and development initiatives involving packaged applications and voice over IP (“VoIP”) as well as network product offerings. Recurring research and development expenses included the design of new products and the enhancement of existing products.

Our research and development spending is focused in six key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These software platforms are branded under the name Media Exchange. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications, which are designed to operate in both J2EE and Microsoft’s ®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML, SCXML and SALT. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used configurable functions that can be deployed more quickly than custom applications. Fifth, we are developing software and tools designed to provide integration of live agent positions in a customer contact center setting. This software covers a broad range of functions including agent call-screen transfer, workflow management, full call recording, agent and supervisor management systems and reporting and various integration functions. Finally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are also branded under the product name Media Exchange.

We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.

Selling, General and Administrative

Selling, general and administrative expenses for the three years ended February 28, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Selling, general and administrative expenses	$84.1	$66.5	$60.3
As percentage of total sales	42.8%	39.5%	32.9%

Selling, general and administrative expenses for fiscal 2007 included approximately $3.4 million due to our adoption of SFAS No. 123R which requires us to include a compensation expense in our financial statements related to share-based awards. Fiscal 2007 reflects a full year of the impact of the acquisition of Edify which affected salaries, commissions and related expenses. Sales and marketing expenses increased approximately $11.1 million from fiscal 2006 to fiscal 2007. In addition, depreciation expense increased by approximately $1.4 million for the same time frame, largely as a result of the start of depreciation related to the SAP system which went into production during the third quarter of fiscal 2007. Fiscal 2006 included increases of approximately $1.0 million for legal expenses primarily related to increased patent and merger and acquisition activities, $0.6 million for non-capitalizable contract labor associated with our SAP implementation and $0.3 million for website development and rebranding efforts. We incurred SG&A charges in connection with the Audit Committee and SEC investigations described in Item 3 of Part I of this Form 10-K of approximately $1.7 million, or 0.9% of total sales, during fiscal 2007, $1.1 million, or 0.7% of total sales, during fiscal 2006 and $2.0 million, or 1.1% of total sales, during fiscal

2005. SG&A expenses included special charges of $2.4 million (1.2% of sales) and $1.2 million (0.7% of sales) in fiscal 2007 and 2006, respectively, as described in “Special Charges” above.

Settlement provision

Fiscal 2007 includes approximately $0.9 million of expense related to an expected payment to the SEC based on the current status of discussions with the SEC regarding its investigation.

Amortization and Impairment of Goodwill and Acquired Intangible Assets

In connection with our purchase of certain assets from Nuasis in fiscal 2007, our purchase of Edify in fiscal 2006 and Brite in fiscal 2000, we recorded intangible assets and goodwill totaling $1.9 million, $35.5 million and $103.8 million, respectively. The separately identifiable intangible assets were assigned useful lives ranging from 18 months to 10 years. For the fiscal years ended February 28, 2007, 2006 and 2005, we recognized amortization expenses related to these intangible assets as follows (in millions):

	2007	2006	2005

Amortization of acquisition related intangible assets	$2.5	$1.2	$1.5

At February 28, 2007, we had $9.5 million in remaining net intangible assets other than goodwill which will be subject to amortization in future periods. The estimated amortization expense attributable to our intangible assets for each of the next five years is as follows (in millions):

Fiscal 2008	$2.8
Fiscal 2009	$2.5
Fiscal 2010	$1.8
Fiscal 2011	$1.3
Fiscal 2012	$0.5

We conducted our required annual test of goodwill impairment during the fourth quarters of fiscal 2007, 2006 and 2005. No impairment of goodwill was indicated.

Interest Income

Interest income was approximately $1.5 million, $2.2 million and $0.9 million in fiscal 2007, 2006 and 2005, respectively. The increase in interest income during fiscal 2006 resulted from our positive cash flow and from rising interest rates. During the fourth quarter of fiscal 2006, we used approximately $34.3 million of cash in connection with our acquisition of Edify. As a result, we earned less interest income in fiscal 2007 than in fiscal 2006.

Other Income (Expense)

Other income (expense) during fiscal 2007, 2006 and 2005 totaling approximately ($0.3) million, $0.1 million and $0.1 million, respectively, was comprised primarily of foreign currency transaction gains and losses. Fiscal 2007 also includes approximately $0.6 million primarily resulting from the sale of MetLife common stock acquired as a result of MetLife’s demutualization which offsets the foreign currency loss reported in fiscal 2007.

Income Taxes

We recognized an income tax benefit of $0.2 million (11% of pretax loss) and $5.3 million (47% of pretax income) for fiscal 2007 and fiscal 2006, respectively, and income tax expense of $2.6 million (10% of pretax income) for fiscal 2005. The fiscal 2007 percentage differs from the U.S. statutory rate of 35% primarily as a result of the geographic mix of our operating results in foreign markets with varying tax rates and other permanent differences. The fiscal 2006 percentage differs from the U.S. statutory rate of 35% primarily as a result of the release of valuation allowances previously maintained against certain U.S. deferred tax assets and the favorable resolution of certain tax contingencies during the year offset, in part, by additional tax expense incurred on the repatriation of certain foreign earnings, all as further discussed below. The fiscal 2005 percentage differs from the U.S. statutory rate of 35% primarily as a result of the taxability in the U.S. of certain dividends deemed to have been received from our foreign subsidiaries, the use of certain fully reserved net operating loss carryforwards and other fully reserved deferred tax assets as further described below and the favorable resolution of certain tax contingencies.

During fiscal 2003 and 2002, we incurred significant losses. As a result, we were unable to conclude that it was more likely than not that we would recognize the benefit of our net deferred tax assets, and, accordingly, we established a valuation allowance against such assets. For the three years ended February 28, 2006, we reported profits on both our consolidated and U.S. operations. Given this history of profitability and our belief that we would continue to generate sufficient taxable income in the future to realize the benefits of certain of our remaining U.S. federal deferred tax assets, in February 2006 we benefited our fiscal 2006 income tax provision by reversing $4.4 million of valuation allowance associated with such assets. We continue to provide valuation allowances on foreign and state deferred tax assets and on certain U.S. federal deferred tax assets that will benefit equity if and when realized. These valuation allowances are provided because of remaining uncertainty about the realizability of such assets.

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

Our U.S. taxable income for fiscal 2005 included distributions deemed to have been made to our U.S. company by several of our foreign subsidiaries, including, particularly, our U.K. subsidiary. Such deemed distributions stemmed from the existence and ultimate settlement of intercompany debt owed by the U.S. entity to certain of our foreign subsidiaries and from the pledging of certain U.K. assets as collateral for a term loan that was outstanding for a portion of fiscal 2004.

During fiscal 2005, we used net operating losses carried forward from previous years and the reversal of certain temporary differences to offset virtually all of our U.S. taxable income. As a result, our current tax expense was limited to a small amount of U.S. alternative minimum tax expense and to tax expense on our international operations. The reversal of a portion of our deferred tax asset valuation allowances offset the deferred tax expense we would otherwise have incurred as a result of using the assets, and, as a result, our overall effective tax rate for the years was substantially less than the statutory rates. Tax expense for fiscal 2005 also reflected the benefit of a $0.9 million favorable tax settlement with a foreign government reached during the year.

At February 28, 2007, we had U.S. federal net operating loss carryforwards totaling $1.3 million. This amount, if not used, will expire beginning in fiscal 2021. All of these federal net operating loss carryforwards arose from employee stock option exercises. As a result, the realization of such carryforwards when used to reduce federal tax payments in fiscal 2008 and future years will increase equity and will not reduce our tax provision for those years.

Income From Operations and Net Income

We generated loss from operations of $3.1 million and net loss of $1.7 million during fiscal 2007 and income from operations and net income were $9.0 million and $16.5 million, respectively, during fiscal 2006. In fiscal 2007, our loss was primarily attributable to the increased research and development and other operating expenses to support the two acquisition activities undertaken late in fiscal 2006 and in fiscal 2007 and the increased investment in sales initiatives and marketing rebranding efforts to increase sales as well as stock-based compensation expense, increased restructuring expenses and loss provisions for a contract and the current status of settlement discussions with the SEC. In fiscal 2006, our reduced operating profitability was primarily attributable to the significant decline in our solution sales from prior year levels. The effect of this sales reduction on our fiscal 2006 net income was mitigated, in part, by the large tax benefits associated with the reversal of valuation allowances on deferred tax assets as described above.

Liquidity and Capital Resources

At February 28, 2007, we had $28.2 million in cash and cash equivalents, and we had no debt outstanding.

Operating cash flows for fiscal 2007 were impacted by increases in accounts receivable and inventory. Our accounts receivable at February 28, 2007 included approximately $2.7 million from a Venezuelan customer. Given the delays that we have experienced in collection of this receivable, we will return to the cash basis of accounting for future transactions with this customer. Our days sales outstanding of accounts receivable was 70 days at February 28, 2007, up from 57 days at February 28, 2006 due to the timing of billings within the quarter combined with the effect of the delayed collection of the Venezuelan receivable.

For sales of certain of our more complex, customized solutions (generally those with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $7.3 million (19.7% of total net receivables) at February 28, 2007, as compared to $5.1 million (19.8% of total receivables) at February 28, 2006. We expect to bill and collect unbilled receivables as of February 28, 2007 within the next twelve months.

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

We used $16.9 million of cash in net investing activities during fiscal 2007. Of this amount, we used $0.9 million for payment of expenses related to the acquisition of Edify, $2.4 million in the purchase of certain assets from Nuasis, $3.1 million to purchase equipment to expand our hosted solutions business, $7.3 million for costs in connection with our SAP implementation, and the remaining $3.2 million for replacement and expansion of our computing infrastructure and other capital purchases. We expect to make capital expenditures of approximately $8.0 million in fiscal 2008. Actual capital expenditures, however, are dependent, in part, on the level of expenditures made in connection with expansion of our hosted solutions business and could vary from this amount.

During fiscal 2007, our financing activities provided $2.4 million in net cash flow. Our option holders exercised options for 0.3 million shares of common stock and, in so doing, provided us with $0.7 million of cash. Financing activities also included approximately $1.7 million related to excess tax benefits resulting from the exercise of stock options.

Letter of Credit Facility

In February 2006, we terminated our existing line of credit and entered into a new letter of credit line with the lender. The letter of credit line provides that the lender will issue letters of credit not to exceed the principal amount of $2.0 million. At February 28, 2007, letters of credit totaling approximately $0.5 million were outstanding. Any draft actually paid by the lender will bear interest at a rate of one-fourth of one percent (0.25%) above the prime rate until the amount is repaid. This agreement contains certain representations and warranties, certain negative and affirmative covenants, and certain conditions and events of default which are customarily required for similar financings. As of February 28, 2007, we were in compliance with all such covenants.

Summary of Future Obligations

The following table summarizes our obligations and commitments as of February 28, 2007, to be paid in fiscal 2008 through 2012 (in millions):

	Payments Due by Period
	Fiscal Year Ending February 28/29
Nature of Commitment	2008	2009	2010	2011	2012

Operating lease payments	$3.1	$2.8	$2.4	$2.4	$2.4
Firm purchase commitments	2.9	0.4	—	—	—

Total obligations and commitments	$6.0	$3.2	$2.4	$2.4	$2.4

The operating lease payments shown above were our only off-balance sheet arrangements at February 28, 2007.

Most of our purchases are executed under cancelable purchase orders. The firm purchase commitments shown above are comprised of non-cancelable commitments for certain communications charges and royalties.

We believe our cash reserves and internally generated cash flow will be sufficient to meet our operating cash requirements for at least the next twelve months.

Impact of Inflation

We do not expect any significant short-term impact of inflation on our financial condition. Technological advances should continue to reduce costs in the computer and communications industries. Further, we presently are not bound by long-term fixed price sales contracts. The absence of such contracts should reduce our exposure to inflationary effects.

Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	May 31,	August 31,	November 30,	February 28,
Fiscal 2007	2006	2006	2006*	2007**
	(In millions, except per share data)

Sales	$45.7	$50.5	$52.8	$47.4
Gross profit	25.9	28.0	28.8	25.4
Income (loss) from operations	(1.3)	2.0	(0.1)	(3.7)
Net income (loss)	(0.4)	1.6	(0.1)	(2.8)
Net income (loss) per basic share	(0.01)	0.04	0.00	(0.07)
Net income (loss) per diluted share	(0.01)	0.04	0.00	(0.07)

	Three Months Ended
	May 31,	August 31,	November 30,	February 28,
Fiscal 2006	2005	2005	2005	2006***
	(In millions, except per share data)

Sales	$43.3	$43.3	$41.0	$40.5
Gross profit	24.3	24.0	23.1	23.1
Income (loss) from operations	4.5	4.5	2.8	(2.8)
Net income	3.9	4.6	3.6	4.3
Net income per basic share	0.10	0.12	0.09	0.11
Net income per diluted share	0.10	0.12	0.09	0.11

*	During the third quarter of fiscal 2007, we incurred approximately $1.3 million in special charges in connection with organizational changes affecting approximately 35 positions. In addition, we incurred $1.1 million in special charges in connection with the elimination of redundant office leases.

**	During the fourth quarter of fiscal 2007, we incurred approximately $0.7 million in special charges in connection with severance and organizational changes affecting approximately 10 positions. In addition, we incurred approximately $0.1 million in special charges in connection with the elimination of redundant office leases. We also recorded a loss provision of approximately $1.9 million related to a contract and a loss provision of approximately $0.9 million related to the current status of settlement discussions with the SEC.

***	We acquired all of the outstanding stock of Edify on December 30, 2005. Beginning December 31, 2005, our financial results include the operations of Edify. During the fourth quarter of fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify. In addition, for the fourth quarter of fiscal 2006, our income tax provision included benefits totaling $6.8 million resulting from the reversal of valuation allowances on certain deferred tax assets and from the resolution of tax contingencies, partially offset by a charge of $1.0 million related to the repatriation of foreign earnings.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

For the fiscal year ended February 28, 2007, sales originating from our U.K. subsidiary represented approximately 23% of consolidated sales. As a result of our international operations, we are subject to exposure from adverse movements in certain foreign currency exchange rates. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts, and we did not have any such hedge instruments in place at February 28, 2007. Rather, we attempt to mitigate our foreign currency risk by generally transacting business in the functional currency of each of our major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received.

As noted above, our operating results are exposed to changes in certain exchange rates including, particularly, those between the U.S. dollar, the British pound and the Euro. When the U.S. dollar strengthens against the other currencies, our sales are negatively affected upon the translation of U.K. operating results to the reporting currency. The effect of these changes on our operating profits varies depending on the level of British pound denominated expenses and the U.K. subsidiary’s overall profitability. For the fiscal year ended February 28, 2007, the result of a hypothetical, uniform 10% strengthening in the value of the U.S. dollar relative to the British pound and the Euro would have been a decrease in sales of approximately $2.5 million and an increase in net income of approximately $1.7 million. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and/or operating expenses, changes in exchange rates also could affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm Ernst & Young LLP and the Consolidated Financial Statements of Intervoice as of February 28, 2007 and 2006 and for each of the three years in the period ended February 28, 2007 follow.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Intervoice, Inc.

We have audited the accompanying consolidated balance sheets of Intervoice, Inc. as of February 28, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intervoice, Inc. at February 28, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B and Note J to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective March 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intervoice, Inc.’s internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 8, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
May 8, 2007

INTERVOICE, INC.

CONSOLIDATED BALANCE SHEETS

	February 28,	February 28,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current Assets
Cash and cash equivalents	$28,215	$42,076
Trade accounts receivable, net of allowance for doubtful accounts of $1,476 in 2007 and $1,701 in 2006	36,837	25,745
Inventory	13,751	9,439
Prepaid expenses and other current assets	3,909	4,406
Income taxes receivable	1,098	—
Deferred income taxes	3,880	3,047

	87,690	84,713
Property and Equipment, net of accumulated depreciation of $62,419 in 2007 and $59,002 in 2006	34,429	28,893
Other Assets
Intangible assets, net of accumulated amortization of $20,040 in 2007 and $17,343 in 2006	9,505	10,284
Goodwill	32,193	32,461
Long term deferred income taxes	4,613	1,330
Other assets	135	454

	$168,565	$158,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,881	$10,154
Accrued expenses	15,571	15,176
Customer deposits	4,365	6,157
Deferred income	32,368	32,172
Income taxes payable	—	484
Deferred income taxes	196	270

	65,381	64,413
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $100 par value — 2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value — 62,000,000 shares authorized: 38,727,628 issued and outstanding in 2007, 38,470,087 issued and outstanding in 2006	19	19
Additional capital	101,608	92,050
Retained earnings	1,861	3,558
Accumulated other comprehensive loss	(304)	(1,905)

	103,184	93,722

	$168,565	$158,135

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
	(In thousands, except per share data)

Sales
Solutions	$92,455	$78,107	$100,504
Recurring services	103,890	89,996	82,754

	196,345	168,103	183,258

Cost of goods sold
Solutions	59,151	48,007	52,116
Recurring services	29,116	25,534	28,928

	88,267	73,541	81,044

Gross margin
Solutions	33,304	30,100	48,388
Recurring services	74,774	64,462	53,826

	108,078	94,562	102,214

Research and development expenses	23,630	17,918	15,812
Selling, general and administrative expenses	84,120	66,462	60,265
Settlement provision	943	—	—
Amortization of acquisition related intangible assets	2,518	1,228	1,461

Income (loss) from operations	(3,133)	8,954	24,676
Interest income	1,526	2,245	914
Interest expense	(17)	(31)	(585)
Other income (expense)	(276)	56	60

Income (loss) before income taxes	(1,900)	11,224	25,065
Income taxes (benefit)	(203)	(5,265)	2,555

Net income (loss)	$(1,697)	$16,489	$22,510

Net income (loss) per share — basic	$(0.04)	$0.43	$0.62

Shares used in basic per share computation	38,585	38,064	36,214

Net income (loss) per share — diluted	$(0.04)	$0.42	$0.59

Shares used in diluted per share computation	38,585	39,044	38,461

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
				Earnings	Other
	Common Stock		Additional	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total
	(In thousands, except share data)

Balance at February 29, 2004	35,691,389	$18	$75,276	$(35,441)	$(600)	$39,253
Net income	—	—	—	22,510	—	22,510
Foreign currency translation adjustment	—	—	—	—	539	539

Comprehensive income						23,049

Tax benefit from exercise of stock options	—	—	939	—	—	939
Exercise of stock options	1,504,827	1	9,206	—	—	9,207

Balance at February 28, 2005	37,196,216	$19	$85,421	$(12,931)	$(61)	$72,448

Net income	—	—	—	16,489	—	16,489
Foreign currency translation adjustment	—	—	—	—	(1,844)	(1,844)

Comprehensive income						14,645

Utilization of net operating loss carryforward and current year tax benefits	—	—	952	—	—	952
Exercise of stock options	652,567	—	3,152	—	—	3,152
Exercise of warrants	621,304	—	2,500	—	—	2,500
Non-cash compensation	—	—	25	—	—	25

Balance at February 28, 2006	38,470,087	$19	$92,050	$3,558	$(1,905)	$93,722

Net income	—	—	—	(1,697)	—	(1,697)
Foreign currency translation adjustment	—	—	—	—	1,601	1,601

Comprehensive income (loss)						(96)

Utilization of net operating loss carryforward and current year tax benefits	—	—	3,823	—	—	3,823
Exercise of stock options	257,541	—	715	—	—	715
Non-cash compensation	—	—	5,020	—	—	5,020

Balance at February 28, 2007	38,727,628	$19	$101,608	$1,861	$(304)	$103,184

See notes to consolidated financial statements.

INTERVOICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 28,	February 28,	February 28,
	2007	2006	2005
	(In thousands)

Operating activities
Net income (loss)	$(1,697)	$16,489	$22,510
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,433	8,602	7,733
Deferred income taxes	(4,205)	(4,082)	—
Provision for doubtful accounts	475	506	312
Write down of inventories	—	501	57
Disposal of equipment	145	23	(4)
Foreign exchange loss (gain)	275	(233)	(271)
Utilization of net operating loss carryforward	2,153	603	—
Tax benefit from exercise of stock options	—	349	939
Non-cash compensation	5,020	25	—
Changes in operating assets and liabilities:
Accounts receivable	(10,010)	10,085	(8,701)
Inventories	(3,110)	(3,296)	807
Prepaid expenses and other assets	758	546	895
Accounts payable and accrued expenses	2,997	(3,977)	1,822
Income taxes payable	(1,548)	(3,506)	(3,280)
Customer deposits	(1,792)	(714)	385
Deferred income	(863)	4,817	1,732
Other	205	(16)	560

Net cash provided by operating activities	236	26,722	25,496

Investing activities
Purchase of Edify Corporation, net of cash acquired	(926)	(34,341)	—
Purchase of property and equipment	(13,571)	(13,182)	(7,253)
Purchase of Nuasis assets, net of cash acquired	(2,439)	—	—
Other	—	(300)	—

Net cash used in investing activities	(16,936)	(47,823)	(7,253)

Financing activities
Paydown of debt	—	(1,733)	(19,368)
Premium on early extinguishment of debt	—	—	(5)
Borrowings	—	—	8,000
Restricted cash	—	—	2,750
Exercise of stock options	715	3,152	9,207
Tax benefit from exercise of stock options	1,669	—	—
Exercise of warrants	—	2,500	—

Net cash provided by financing activities	2,384	3,919	584
Effect of exchange rate on cash	455	(984)	556

Increase (decrease) in cash and cash equivalents	(13,861)	(18,166)	19,383
Cash and cash equivalents, beginning of period	42,076	60,242	40,859

Cash and cash equivalents, end of period	$28,215	$42,076	$60,242

See notes to consolidated financial statements.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business

Intervoice, Inc. (together with our subsidiaries) is a leader in providing converged voice and data solutions for the network and enterprise markets. Through our open, standards based product suites, we offer speech-enabled voice portal applications, multi-media and network-grade portals, voicemail and prepaid calling solutions that allow network operators and service providers to increase revenue through value-added services and/or reduce costs through automation and that allow enterprise customers to reduce costs and improve customer service levels. In addition, we provide a suite of consulting services including implementation, business and technical consulting services and recurring maintenance services that supports our installed systems. To further leverage the strong return-on-investment offered by our systems offerings, we also offer enhanced communications solutions to our customers on a hosted solution (outsourced) basis.

Note B — Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of Intervoice. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice. All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:  Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value. Interest income was $1.5 million, $2.2 million and $0.9 million in fiscal 2007, 2006 and 2005, respectively.

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

Property and Equipment:  Property and equipment is stated at cost. Depreciation is provided using the straight-line method over each asset’s estimated useful life. The range of useful lives by major category is as follows: buildings: 5 to 40 years; computer equipment and software: 3 to 7 years; furniture, fixtures and other: 5 years; and service equipment: 3 years. Depreciation expense totaled $8.7 million, $7.0 million and $6.1 million in fiscal 2007, 2006 and 2005, respectively.

Intangible Assets and Impairment of Long-Lived Assets: Intangible assets are comprised of separately identifiable intangible assets arising out of our fiscal 2007 purchase of certain assets of Nuasis, our fiscal 2006 acquisition of Edify (See Note C — “Acquisition of Edify Corporation”) and our fiscal 2000 acquisition of Brite and certain capitalized purchased software. We amortize intangible assets using the straight-line method over each asset’s estimated useful life. Such lives range from eighteen months to twelve years. Amortization expense for these items totaled $2.7 million, $1.6 million and $1.7 million in fiscal 2007, 2006 and 2005, respectively. We review our intangible and other long-lived assets for possible impairment when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, we recognize an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounted estimates of future cash flows (See “Note D — Goodwill and Intangible Assets”). No impairment was indicated for fiscal 2007, 2006 or 2005.

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

Goodwill:  Goodwill is attributable to our fiscal 2006 purchase of Edify (See Note C) and our fiscal 2000 purchase of Brite. Under the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is presumed to have an indefinite life and is not subject to annual amortization. We, however, do perform an impairment test on our goodwill balance on at least an annual basis and at any interim date at which we identify that a triggering event has occurred. No impairment was indicated for fiscal 2007, 2006 or 2005.

Customer Deposits:  Customer deposits is comprised of amounts received from customers for orders not yet fulfilled.

Deferred Income:  Deferred income is comprised primarily of amounts collected but not yet earned under annual maintenance and software support contracts. We recognize revenue from such contracts ratably over the term of the contracts.

Product Warranties:  We provide limited warranties on the sale of certain of our solutions. Such warranties cover routine bug-fixes and hardware problems and do not provide a right to system upgrades and enhancements. The warranties are typically valid for one year. At February 28, 2007 and 2006, our accrued warranty costs totaled $0.9 million and $1.0 million, respectively.

Revenue Recognition:  We recognize revenue from the sale of hardware and software solutions, from the delivery of recurring maintenance and software support associated with installed solutions and from the provision of our enterprise and network solutions on a hosted solution basis. Our policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition,” as amended (SOP 97-2), SEC Staff Accounting Bulletin No. 104 (SAB 104) and EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element as evidenced by vendor specific objective evidence. In situations where vendor specific objective evidence exists for all undelivered elements, but does not exist for one or more of the delivered elements, the residual method is used. In these cases, the vendor specific objective evidence of fair value of the undelivered items is deferred and the residual is recognized as revenue related to the delivered elements. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.

Sale of Hardware and Software Solutions:  Many of our sales are of customized software or customized hardware/software solutions. Such solutions incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. We account for sales of these customized solutions using contract accounting principles, following the relevant guidance in Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), under either the percentage of completion (“POC”) or completed contract methodology, as further described below. In other instances, particularly in situations where we sell to distributors or where we are supplying only additional product

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capacity (i.e., similar hardware and software solutions to what is already in place) for an existing customer, we may sell solutions that do not require significant customization. In those situations, we recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.

Generally, we use POC accounting for our more complex custom solutions. In determining whether a particular sale qualifies for POC treatment, we consider multiple factors including the value of the contract and the degree of customization inherent in the project. Projects normally must have an aggregate value of more than $500,000 to qualify for POC treatment. For a project accounted for under the POC method, we recognize revenue as work progresses over the life of the project based on a comparison of actual labor hours worked to current estimates of total labor hours required to complete the project. We review and update project estimates on a quarterly basis. Unbilled receivables accrued under this POC methodology totaled $7.3 million (20% of total net receivables) and $5.1 million (20% of total net receivables) at February 28, 2007 and 2006, respectively. We expect to bill and collect unbilled receivables as of February 28, 2007 within the next twelve months.

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

We generate a significant percentage of our sales, particularly sales of network solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flows, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases, however, we only recognize revenue at such time as our solution or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy causes us to recognize revenue on a “cash basis,” limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

Sale of Maintenance and Software Support:  We recognize revenue from maintenance and software support when the services are performed or ratably over the related contract period. All significant costs and expenses associated with maintenance contracts are expensed as incurred. This approximates a ratable recognition of expenses over the contract period.

Sale of Hosted Solutions:  We provide enhanced communications solutions to some customers on an outsourced basis through our hosted solution business. While specific arrangements can vary, we generally build a customized solution to address a specific customer’s business need and then own, monitor, and maintain that system, ensuring that it processes the customer’s business transactions in accordance with defined specifications.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For our services, we generally receive a one-time setup fee paid at the beginning of the contract and a service fee paid monthly over the life of the contract. Most contracts range from 12 to 36 months in length.

We combine the setup fee and the total service fee to be received from the customer and recognize revenue ratably over the term of the hosted solutions contract. We capitalize the cost of the computer system(s) and related applications used to provide the service and depreciate such costs over the contract life (for assets unique to the individual contract) or the life of the equipment (for assets common to the general hosted solutions operations or for assets whose useful lives are shorter than the related contract term). We expense all labor and other period costs required to provide the service as we incur them.

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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expense was $3.4 million in fiscal 2007, $2.1 million in fiscal 2006 and $2.2 million in fiscal 2005.

Income Taxes:  We recognize deferred income taxes using the liability method to reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We provide a valuation allowance for deferred tax assets in circumstances where we do not consider realization of such assets to be more likely than not. This is a highly subjective assessment and requires us to evaluate the predictability of future taxable income while considering our operating history which includes significant losses in fiscal 2003 and 2002. During fiscal 2006, we reversed a significant portion of the valuation allowances associated with deferred tax assets of our U.S. operations. (See Note I — “Income Taxes”).

In June 2006, the FASB issued FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine that it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on the derecognition of tax benefits, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires significant additional disclosures regarding uncertain tax positions. FIN 48 is effective for years beginning after December 15, 2006 and we will be required to adopt the interpretation in the first quarter of fiscal 2008 on a prospective basis. We continue to evaluate the impact FIN 48 will have on our financial position and results of operations.

Stock-based Compensation:  We adopted SFAS No. 123R effective March 1, 2006 using the modified prospective transition method. Determining the amount and classification of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expenses using fair value models. The most significant assumptions used in calculating the fair value include the expected volatility, expected lives and estimated forfeiture rates for employee stock option grants (See Note J — “Stock-Based Compensation”).

We use a weighted average of the implied volatility, the most recent one-year volatility and the median historical volatility for the period of the expected life of the option to determine the expected volatility to be used in our fair value calculation, with the median historical volatility receiving the heaviest weighting of the three factors. We believe that this is the best available estimate of expected volatility. The expected lives of options are determined based on our historical stock option exercise experience. We believe the historical experience method is the best estimate of future exercise patterns currently available. Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available. Changes to these assumptions or changes to our stock-based compensation plans, including the number of

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards granted, could impact our stock-based compensation expense in future periods. We update these assumptions annually or as circumstances arise which would indicate the need for them to be updated more often.

Note C — Acquisition of Edify Corporation

On December 30, 2005, we completed our acquisition of Edify, a leading global supplier of interactive voice response solutions, from S1 Corporation (“S1”). While Edify was smaller in revenues and personnel than Intervoice, Edify possessed a diverse customer base and marketing strengths that, when added to the capabilities of Intervoice, allow the combined company to enhance its position of leadership in the enterprise voice portal market. The merger was a taxable event and is being accounted for as a purchase of a business. Our statement of operations for fiscal 2006 reflects the results of operations of Edify beginning December 31, 2005. The total purchase price of $35.5 million is comprised of payments to S1 of $34.1 million and estimated transaction costs of $1.4 million. The allocation of the purchase consideration is as follows (in millions):

Cash	$0.2
Accounts receivable, net	4.8
Prepaid expenses	0.7
Property and equipment, net	0.5
Separately identifiable intangible assets	6.8
Goodwill	28.8
Other assets	0.3

Total assets acquired	$42.1

Accounts payable	$0.3
Accrued restructuring costs	0.3
Other accrued liabilities	2.7
Deferred income	3.3

Total liabilities assumed	$6.6

Total purchase price	$35.5

The value assigned to separately identifiable intangible assets is comprised of $4.0 million for developed technology with an estimated useful life of five years, $2.5 million for customer relationships with an estimated useful life of eight years, and $0.3 million for trademarks and trade names with an estimated useful life of eighteen months. We expect to amortize these intangible assets on a straight line basis over their respective estimated useful lives (See Note D — “Goodwill and Intangible Assets”). Of the recorded goodwill of approximately $28.8 million, approximately $19.6 million is deductible for tax purposes.

The value assigned to deferred income reflects a reduction of $1.3 million in the historical balance that was necessary in order to record deferred income at fair value. This reduction reduced income recognized in the first year following the acquisition from that which would have been recognized by Edify in the absence of the acquisition.

The accrued restructuring costs of $0.3 million are comprised of severance and related costs associated with our elimination of 19 Edify positions identified at the time of the acquisition. We paid these amounts during fiscal 2007.

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

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to acquire Edify and pay transaction costs, and the resulting impact on the provision for income taxes. The unaudited pro forma information does not purport to be indicative of what would have occurred had the Edify acquisition occurred as of the date assumed or of results of operations which may occur in the future (in millions, except per share data):

	Fiscal Year Ended February 28,
	2006	2005
	(Unaudited)

Sales	$198.4	$220.4
Income before income taxes	11.4	23.0
Net income	16.6	20.6
Net income per share — diluted	0.43	0.54

Note D — Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the years ended February 28, 2007 and 2006 are as follows (in millions):

Balance at February 28, 2005	$3.4
Additions — Acquisition of Edify	29.1
Impairment charges	—

Balance at February 28, 2006	$32.5

Additions	—
Adjustments — Edify	(0.3)
Impairment charges	—

Balance at February 28, 2007	$32.2

Intangible assets other than goodwill at February 28, 2007 and 2006 are comprised of the following (in millions):

		February 28, 2007
		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relationships — Brite	10 years	$18.6	$16.3	$2.3
Developed technology — Edify	5 years	4.0	0.9	3.1
Customer relationships — Edify	8 years	2.5	0.4	2.1
Trademark/trade name — Edify	18 months	0.3	0.2	0.1
Purchased technology — Nuasis	5 years	1.9	0.2	1.7
Other intangibles	5-12 years	2.2	2.0	0.2

Total		$29.5	$20.0	$9.5

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		February 28, 2006
		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relationships — Brite	10 years	$18.6	$15.3	$3.3
Developed technology — Edify	5 years	4.0	0.1	3.9
Customer relationships — Edify	8 years	2.5	0.1	2.4
Trademark/trade name — Edify	18 months	0.3	—	0.3
Other intangibles	5-12 years	2.3	1.9	0.4

Total		$27.7	$17.4	$10.3

The estimated amortization expense attributable to these intangible assets for each of the next five years is as follows (in millions):

Fiscal 2008	$2.8
Fiscal 2009	$2.5
Fiscal 2010	$1.8
Fiscal 2011	$1.3
Fiscal 2012	$0.5

Note E — Inventory

Inventory at February 28, 2007 and 2006 consisted of the following (in millions):

	2007	2006

Purchased parts	$4.5	$3.9
Work in progress	9.3	5.5

	$13.8	$9.4

Note F — Property & Equipment

Our property and equipment consisted of the following (in millions):

	February 28, 2007	February 28, 2006

Land and buildings	$17.4	$16.9
Computer equipment and software	52.3	42.8
Furniture and fixtures	3.3	3.2
Hosted solutions equipment	16.5	16.3
Maintenance services equipment	7.3	8.7

	96.8	87.9
Less allowance for accumulated depreciation	(62.4)	(59.0)

Property and equipment, net	$34.4	$28.9

At February 28, 2007 and 2006, the balance in our computer equipment and software account included approximately $14.9 million and $8.0 million, respectively, in capitalized costs associated with the first phase of our SAP implementation. Depreciation on approximately $2.6 million of the total began during the third quarter of fiscal 2006 as certain elements of the SAP project were placed into service. Depreciation on approximately $0.5 million additional of the total began during the second quarter of fiscal 2007, and depreciation on the remaining

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance began in the third quarter of fiscal 2007 as the remainder of the system was placed in service, and is being amortized over 7 years. We have capitalized approximately $0.5 million associated with subsequent phases of our SAP implementation during the fourth quarter of fiscal 2007. These amounts will begin being depreciated when the related functionality is placed into service.

Note G — Accrued Expenses

Accrued expenses consisted of the following at February 28, 2007 and 2006 (in millions):

	2007	2006

Accrued compensation and other employee related costs, including accrued vacation	$8.9	$8.7
Other	6.7	6.5

	$15.6	$15.2

Note H — Long-Term Borrowings

We had no debt outstanding at February 28, 2007 or 2006.

Letter of Credit Facility

In February 2006, we terminated our existing line of credit and entered into a new letter of credit line with the lender. The letter of credit line provides that the lender will issue letters of credit not to exceed the principal amount of $2.0 million. At February 28, 2007, letters of credit totaling approximately $0.5 million were outstanding. Each draft actually paid by the lender will bear interest at a rate of one-fourth of one percent (0.25%) above the prime rate until the amount is fully repaid to the lender. This agreement contains certain representations and warranties, certain negative and affirmative covenants, certain conditions and events of default which are customarily required for similar financings. As of February 28, 2007, we were in compliance with all such covenants.

Cash Interest Paid

We made interest payments totaling less than $0.1 million in each of fiscal 2007 and 2006 and $0.6 million in fiscal 2005.

Note I — Income Taxes

Our income before income taxes was attributable to our domestic and foreign operations as follows (in millions):

	Domestic	Foreign
Fiscal Year	Operations	Operations	Total

2007	$0.9	$(2.8)	$(1.9)
2006	5.8	5.4	11.2
2005	15.4	9.7	25.1

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our income tax provision (benefit) attributable to income before income taxes was comprised of the following elements (in millions):

	2007	2006	2005

Income tax provision (benefit):
Current:
Federal	$0.3	$(1.1)	$0.6
State	—	(0.1)	(0.1)
Foreign	(0.6)	—	2.1

Total current	(0.3)	(1.2)	2.6

Deferred:
Federal	—	(4.4)	—
State	—	—	—
Foreign	0.1	0.3	—

Total deferred	0.1	(4.1)	—

	$(0.2)	$(5.3)	$2.6

A reconciliation of our income tax expense (benefit) with the United States federal statutory rate is as follows (in millions):

	2007		2006		2005

Federal income taxes (benefit) at statutory rates	$(0.7)	35%	$3.9	35%	$8.8	35%
AJCA repatriation tax	—	—	1.0	9	—	—
Deemed dividends and other taxable income from wholly owned foreign subsidiaries	—	—	—	—	1.3	5
Release of valuation allowance in February 2006	—	—	(4.4)	(39)	—	—
Change in valuation allowance, primarily as a result of the use of net operating losses and tax credits carried forward from prior years	—	—	(0.6)	(5)	(6.2)	(25)
Resolution of tax contingencies	—	—	(3.2)	(29)	(0.9)	(4)
Other foreign tax adjustments	—	—	(0.4)	(4)	—	—
Effect of non-U.S. tax rates	0.3	(14)	(0.6)	(5)	(0.2)	(1)
State taxes and foreign taxes withheld, net of federal effect	0.1	(5)	(0.1)	(1)	(0.1)	—
Other	0.1	(5)	(0.9)	(8)	(0.1)	—

	$(0.2)	(11)%	$(5.3)	(47)%	$2.6	10%

We paid income taxes, net, of $1.9 million, $0.6 million, and $4.6 million in fiscal 2007, 2006, and 2005, respectively.

During fiscal 2003 and 2002, we incurred significant losses. As a result, we were unable to conclude that it was more likely than not that we would recognize the benefit of our net deferred tax assets, and, accordingly, we established a valuation allowance against such assets. For the three years ended February 28, 2006, we reported profits on both our consolidated and U.S. operations. During those years, we used net operating losses and credits carried forward from previous years and the reversal of certain temporary differences to offset virtually all of our U.S. taxable income. The reversal of a portion of our deferred tax asset valuation allowances offset the deferred tax expense we would otherwise have incurred as a result of using the assets, and, as a result, our overall effective tax rate for the years was substantially less than the statutory rates.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Given our three year history of profitability as of February 28, 2006 and our belief that we would continue to generate sufficient taxable income in the future to realize the benefits of certain of our remaining U.S. federal deferred tax assets, in February 2006 we reversed an additional $4.4 million of valuation allowance associated with such assets. We continued to provide valuation allowances on certain foreign and state deferred tax assets and on certain U.S. federal deferred tax assets that will benefit equity if and when realized. These valuation allowances are provided because of remaining uncertainty about the realizability of such assets.

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

Our U.S. taxable income for fiscal 2005 included distributions deemed to have been made to our U.S. company by several of our foreign subsidiaries, including, particularly, our U.K. subsidiary. Such deemed distributions stemmed from the existence and ultimate settlement of intercompany debt, owed by the U.S. entity to certain of its foreign subsidiaries and from the pledging of certain U.K. assets as collateral for a term loan that was outstanding for a portion of fiscal 2004.

Deferred taxes arise because we recognize the effect of certain transactions in different periods for financial and tax reporting purposes. Our deferred tax assets and liabilities were comprised of the following significant components at February 28, 2007 and 2006 (in millions):

	2007	2006

Deferred Tax Assets:
Net operating loss carryforwards	$1.2	$3.9
Tax credit carryforwards	4.1	3.1
Accrued expenses	2.2	1.8
Inventory	1.4	1.5
Depreciation and amortization	1.4	1.0
Deferred revenue	0.4	0.1
Allowance for doubtful accounts	0.4	0.4
Stock-based compensation	1.5	0.0
Other items	0.4	0.9

Total deferred tax assets	13.0	12.7
Valuation allowance	(2.9)	(6.4)

Net deferred tax assets	10.1	6.3

Deferred tax liabilities:
Acquisition-related identified intangibles	(1.0)	(1.2)
Other items	(0.8)	(1.0)

Total deferred tax liabilities	(1.8)	(2.2)

Net deferred tax assets	$8.3	$4.1

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At February 28, 2007, the net deferred income tax assets of $8.3 million were presented in the balance sheet, based on tax jurisdiction, as deferred income tax assets of $8.5 million and deferred income tax liabilities of $0.2 million.

At February 28, 2007, we had U.S. federal net operating loss carryforwards totaling $1.3 million. This amount, if not used, will expire beginning in fiscal 2021. These federal net operating loss carryforwards arose from employee stock option exercises and certain foreign exchange losses. As a result, the realization of such carryforwards when used to reduce federal tax payments in fiscal 2008 and future years will increase equity and will not reduce our tax provision for those years.

During fiscal 2007, we utilized $8.8 million of U.S. federal net operating loss carryforwards arising from employee stock option exercises and foreign currency tax benefits to reduce our U.S. federal taxable income. In addition, we utilized current year income tax deductions associated with the exercise of employee stock options to reduce U.S. and U.K. taxable income. All of these tax deductions totaled $3.8 million and are reflected as an increase in equity.

We do not provide for U.S. federal income taxes on undistributed earnings of our non-U.S. subsidiaries because, in the opinion of management, such earnings are indefinitely reinvested outside of the U.S. Should these earnings be distributed in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes in certain foreign jurisdictions. As of February 28, 2007, the unrecognized deferred income taxes on these earnings was approximately $3.7 million.

Note J — Stock-Based Compensation

Our shareholders approved the 2005 Stock Incentive Plan in July 2005. This plan encompasses all remaining shares available for grant under all prior plans. As of February 28, 2007, we had reserved 9,172,078 shares of common stock for issuance under the plan, with 8,108,143 shares reserved for stock options and restricted stock units outstanding at that date and 1,063,935 shares reserved for future grants. The Compensation Committee of our Board of Directors controls the granting of options and restricted stock units under the plan. Option prices are set at the fair market value per share of stock on the date of grant. Substantially all of the options have a 7-year or 10-year term. Except for options granted in July 2004 and July 2005, options generally vest ratably over a 3 or 4 year period. Fifty percent of the options granted in July 2004 vested on February 28, 2005, and the remaining fifty percent will vest in July 2007. Fifty percent of the options granted in July 2005 vested on February 28, 2006, and the remaining fifty percent will vest in February 2009. We recognize compensation expense of share-based awards which vest ratably on a straight-line basis over the vesting period of the award.

Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective application method. SFAS No. 123R requires companies to include a compensation expense in their statements of operations relating to the issuance of employee stock options and other equity awards based on the grant date fair value of the equity instrument. We applied the requirements of the statement to new awards and to awards modified, repurchased or cancelled after March 1, 2006. In addition, we recognized compensation cost over the remaining service periods for the portion of awards outstanding as of March 1, 2006, which was based on the grant date fair value of these options as determined in accordance with the provisions of SFAS No. 123.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the effect of adopting SFAS No. 123R as of March 1, 2006 (in millions, except per share amounts):

Year Ended
February 28, 2007

Cost of Goods Sold	$0.9
R&D	0.5
SG&A	3.4

Decrease in operating income	$4.8
Related deferred income tax benefit	1.4

Decrease in net income	$3.4

Decrease in earnings per share — basic	$0.09
Decrease in earnings per share — diluted	$0.09

No amounts relating to share-based payments have been capitalized.

As a result of the adoption of SFAS No. 123R, approximately $1.7 million is reflected in the financing activities section of the Statement of Cash Flows related to the excess tax benefit from the exercise of stock options. Prior to the adoption of SFAS No. 123R, such amounts would have been included in the operating activities section of the Statement of Cash Flows.

We use the Black-Scholes valuation model for estimating the fair value of the share-based payments granted with the following weighted-average assumptions:

	Year Ended
	February 28,
	2007	2006	2005

Expected Volatility	57.7%	57.0%	86.0%
Expected term (in years)	3.76	3.52	2.16
Risk-free rates	4.9%	3.99%	2.47%
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	8.0%	0.0%	0.0%

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. We use a weighted average of the implied volatility, the most recent one-year volatility and the median historical volatility for the period of the expected life of the option to determine the expected volatility to be used in our fair value calculation. The historical volatility factor carries the largest weighting of the three factors considered. We believe that this is the best available estimate of expected volatility. The expected lives of options are determined based on our historical stock option exercise experience. We believe the historical experience method is the best estimate of future exercise patterns currently available.

Based on the above assumptions, the weighted average fair values of the options granted under the plan for the year ended February 28, 2007 was $3.30. Weighted average fair values of options granted in fiscal 2006 and 2005 were $4.13 and $4.43, respectively.

Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available. We will record additional expense if the actual forfeitures are lower than estimated and we will record a recovery of prior expense if the actual forfeitures are higher than estimated.

Under the modified prospective application method, results for periods prior to March 1, 2006 have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information, as required by

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on income from continuing operations and related earnings per common share for fiscal years 2006 and 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for those periods (in millions, except per share amounts):

	Year Ended	Year Ended
	February 28,	February 28,
	2006	2005

Net income, as reported	$16.5	$22.5
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	(5.2)	(7.5)

Pro forma net income	$11.3	$15.0

Net income per share:
Basic — as reported	$0.43	$0.62
Basic — pro forma	$0.30	$0.42
Diluted — as reported	$0.42	$0.59
Diluted — pro forma	$0.30	$0.40

Stock Options

The table below summarizes activity relating to stock options for the year ended February 28, 2007:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding as of February 28, 2006	7,094,003	$8.39
Granted	2,138,060	$6.93
Exercised	(257,541)	$2.78
Forfeited and cancelled	(1,013,879)	$8.88

Outstanding as of February 28, 2007	7,960,643	$8.12	5.8 years	$2.9 million

Exercisable as of February 28, 2007	4,425,688	$8.15	5.3 years	$2.9 million

During the years ended February 28, 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $1.1 million, $3.1 million and $9.9 million, respectively. The fair value of shares vested during fiscal 2007, 2006 and 2005 was $4.8 million, $8.1 million and $7.5 million, respectively. The unamortized fair value of stock options as of February 28, 2007 was $7.4 million with a weighted average remaining recognition period of 2.3 years.

Restricted Stock Units

We also granted restricted stock units under our 2005 Stock Incentive Plan. These units will vest upon the completion of the service period of two to four years from the date of grant. Each restricted stock unit granted reduces the number of shares available for future grant under the plan by two shares.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity relating to restricted stock units for the year ended February 28, 2007:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date Fair	Remaining	Intrinsic
	RSUs	Value	Contractual Term	Value

Outstanding as of February 28, 2006	46,875	$8.20
Granted	106,250	$6.74
Vested	0
Forfeited	(5,625)	$7.55

Outstanding as of February 28, 2007	147,500	$7.17	2.2 years	$0.9 million

No shares were exercisable at February 28, 2007 and 2006. Unamortized compensation expense related to outstanding restricted stock units at February 28, 2007 was $0.8 million.

Note K — Stockholders’ Equity

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

Accumulated Comprehensive Loss

Changes in accumulated comprehensive loss are as follows (in millions):

Balance at February 29, 2004	$(0.6)
Foreign currency translation adjustments	0.5

Balance at February 28, 2005	$(0.1)
Foreign currency translation adjustments	(1.8)

Balance at February 28, 2006	$(1.9)

Foreign currency translation adjustments	1.6

Balance at February 28, 2007	$(0.3)

Note L — Leases

Rental expense was $3.4 million, $2.2 million and $2.0 million in fiscal 2007, 2006 and 2005, respectively. Rental costs in all years generally related to office and manufacturing facility leases. The lease agreements include renewal provisions and require us to pay taxes, insurance and maintenance costs. At February 28, 2007, our commitments for minimum rentals under noncancelable operating leases were as follows (in millions):

Fiscal Year	Amount

2008	$3.1
2009	$2.8
2010	$2.4
2011	$2.4
2012	$2.4
Thereafter	$0.3

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note M — Special Charges

Fiscal 2007

During fiscal 2007, we incurred approximately $2.5 million in special charges in connection with three severance and organizational changes affecting approximately 55 positions. In addition, we incurred approximately $1.2 million in special charges in connection with the elimination of redundant office leases. The following table summarizes the effect on reported operating results by financial statement category of all special charges activities for fiscal 2007 (in millions):

			Selling,
	Cost of	Research	General
	Goods	and	and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$1.0	$0.3	$1.2	$2.5
Facility Costs	$—	$—	$1.2	$1.2

Total	$1.0	$0.3	$2.4	$3.7

Of this amount, $1.0 million remained accrued at February 28, 2007.

Fiscal 2006

During fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of our acquisition of Edify. The following table summarizes the effect on reported operating results by financial statement category of all special charge activities for fiscal 2006 (in millions).

Selling,
	Cost of	Research	General
	Goods	and	and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$0.5	$0.2	$1.2	$1.9

All amounts related to these special charges have been paid.

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note N — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended February 28,
	2007	2006	2005
	(In millions, except per share data)

Numerator:
Net income (loss)	$(1.7)	$16.5	$22.5

Denominator:
Denominator for basic earnings per share	38.6	38.1	36.2
Effect of dilutive securities:
Employee stock options and restricted stock units	—	0.9	1.9
Outstanding warrants	—	—	0.4

Denominator for diluted earnings per share	38.6	39.0	38.5

Net income per share — basic	$(0.04)	$0.43	$0.62

Net income per share — diluted	$(0.04)	$0.42	$0.59

Options to purchase 7,960,643, 2,800,489 and 1,109,000 shares of common stock at average exercise prices of $8.12, $10.83 and $14.19, respectively, were outstanding at February 28, 2007, February 28, 2006 and February 28, 2005, respectively, but were not included in the computations of diluted earnings per share because the effect would have been anti-dilutive to the calculations because of the loss for fiscal 2007 and because the options’ exercise prices were greater than the average prices of our shares for fiscal 2006 and 2005.

Note O — Operating Segment Information and Major Customers

We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and related services, and hosted solutions provided for customers on an outsourced or hosted solutions provider basis. Our net sales by product line for fiscal 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Voice portal solution sales	$69.2	$49.2	$74.0
Messaging solution sales	14.6	19.1	10.4
Payment solution sales	8.6	9.8	16.1

Total solution sales	92.4	78.1	100.5

Maintenance and related services revenues	83.2	64.4	59.4
Hosted solutions revenues	20.7	25.6	23.4

Total recurring services revenues	103.9	90.0	82.8

Total sales	$196.3	$168.1	$183.3

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Operations

We assign revenues to geographic locations based on locations of customers. Our net sales by geographic area for fiscal 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

North America	$127.7	$92.1	$107.8
Europe	28.5	39.1	40.9
Middle East and Africa	15.4	19.1	21.3
Central and South America	14.7	12.6	6.8
Pacific Rim	10.0	5.2	6.5

Total	$196.3	$168.1	$183.3

Our fixed assets by geographic location are as follows (in millions):

	2007	2006

United States	$33.2	$27.4
United Kingdom	1.2	1.5

	$34.4	$28.9

Concentration of Revenue

We have historically made significant sales of solutions, maintenance and hosted solutions to O2. Such combined sales accounted for 10% of our total sales during fiscal 2006 and 2005. There were no other customers accounting for 10% or more of our sales during such periods. No customer accounted for 10% of our total sales during fiscal 2007.

Note P — Concentrations of Credit Risk

We sell systems directly to end-users and distributors primarily in the banking and financial, telecommunications, human resource, and healthcare markets. Customers are dispersed across different geographic areas, primarily North America, Europe, the Middle East, Africa, Central and South America and the Pacific Rim. We extend credit based on an evaluation of a customer’s financial condition, and we generally require a deposit. We have made a provision for credit losses in these financial statements.

Note Q — Employee Benefit Plan

We sponsor an employee savings plan in the United States which qualifies under section 401(k) of the Internal Revenue Code. All full time employees who have completed one month of service are eligible to participate in the plan. We match 50% of employee contributions up to 6% of the employee’s eligible compensation. We also sponsor a plan in the U.K. where our contribution is based on the employee’s age and ranges from 5% to 9% of the employee’s base salary. Company contributions under all plans totaled $1.6 million, $1.9 million and $1.8 million in fiscal 2007, 2006 and 2005, respectively.

Note R — Contingencies

Intellectual Property Matters

We generally provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review, analysis and, where appropriate, opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Other than the current litigation with a patent holder discussed in Item 3 — “Legal Proceedings,” no such litigation is currently pending against us. We currently have a portfolio of 86 United States patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.

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

A number of customers, including customers of ours and Edify’s have been sued as defendants in several lawsuits brought by RAKTL in the United States District Court for the Eastern District of Texas and the United States District Court for the District of Delaware. Several of these defendants who are also customers have notified us or Edify of the lawsuits pursuant to the indemnity paragraphs of their respective sales agreements and have indicated to us that the lawsuits could potentially impact the defense and indemnity paragraphs of their respective sales agreements. Neither we nor Edify believe that we have a current obligation to defend or indemnify these customers in connection with the current allegations made in the RAKTL lawsuits and when contacted we have requested that the customers provide additional information concerning the assertions made by RAKTL.

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

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations contained within correspondence and/or litigation pleadings filed by RAKTL can be construed as a claim against Intervoice products.

Even though no claims have been made by RAKTL that a specific product offered by Intervoice infringes any claim under the RAKTL patent portfolio, we have received opinions from our outside patent counsel that certain products and applications we offer do not infringe certain claims of the RAKTL patents. We have also received opinions from our outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, we are not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by our products. If we do become involved in litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, we intend to vigorously contest the claims and to assert appropriate defenses.

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

On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period between October 12, 1999 and June 6, 2000. On November 14, 2006, the Fifth Circuit granted our petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. The briefing on the merits of our appeal is now complete, and we are currently waiting for the Fifth Circuit to either schedule oral argument or issue a ruling on the merits. We filed a motion to stay further discovery pending the Fifth Circuit’s decision on the merits of our appeal, but the District Court denied our motion. We are in the process of continuing to produce documents in response to the Plaintiffs’ requests for production. We believe that we and our officers and directors complied with the applicable securities laws and will continue to vigorously defend the case.

Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC), pending in the United States District Court for the Northern District of California, San Francisco Division: On December 13, 2006, Phoenix Solutions, Inc. (“Phoenix”) filed suit against Sony Electronics, Inc. (“Sony”) in the United States District Court for

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Central District of California for infringement of U.S. Patent Nos. 6,615,172, 6,633,846, 6,665,640 and 7,050,977. On February 9, 2007, Sony filed its answer to Phoenix’s claims of infringement, denied any liability and filed a counterclaim alleging that the patents were neither valid nor infringed by Sony. On February 26, 2007, Sony filed a third party complaint against the Company for alleged breach of warranty of title and the warranty against infringement related to the claims of infringement made by Phoenix against Sony. In its third party complaint, Sony seeks to recover actual damages suffered by it in the event a final judgment is entered against Sony or it is otherwise liable for any damages, fees or costs arising out of the claims of patent infringement made by Phoenix against the Sony interactive voice response system. On April 9, 2007, the Company filed its motion to dismiss the third party complaint. The trial court recently transferred the case to the United States District Court for the Northern District of California, San Francisco Division, and the case is now styled Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC). In the event that the court does not grant the pending motion to dismiss, the Company intends to vigorously defend itself against any and all claims made against it.

Audit Committee Investigation

During fiscal 2005, our Audit Committee conducted an investigation of certain transactions that occurred during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee reported the results of its investigation to the SEC, and we are cooperating with the SEC in its own investigation regarding the transactions. We have provided documents to the SEC in response to a subpoena and informal requests for information about the transactions, and several of our current and former officers and non-officer employees have provided testimony to the SEC. Our Audit Committee and its counsel are continuing to monitor our response to the SEC, and they also have conducted a review of certain documents provided to the SEC which we located after the Audit Committee’s original investigation. Intervoice is presently in discussions with the SEC about a possible settlement of the matters covered by the Audit Committee investigation, but there is no assurance that agreement on any settlement will be reached. We have recorded expense of approximately $0.9 million based on the current status of such settlement discussions. Intervoice is also honoring our obligation to indemnify, to the extent appropriate, certain current and former officers and other employees of Intervoice, including our Chief Executive Officer, who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation. Furthermore, we are honoring our obligation to reimburse legal fees incurred by certain recipients of the subpoenas.

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

The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. We, and certain of our current and former officers and the SEC have agreed that Intervoice and the officers will not assert any defenses based on a statute of limitations with respect to any action or proceeding against Intervoice or such officers brought, by or on behalf of

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the SEC arising out of the SEC investigation for the time periods set forth in the agreements. As a result of work performed in responding to the SEC subpoena, the Audit Committee has concluded that Intervoice also improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We also provided documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.

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

Other Matters

We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of the lawsuits and other matters described above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to our financial position or results of operations.

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

We are obligated under letters of credit totaling approximately $0.5 million issued by a bank to guarantee our performance under a long-term international managed services contract and related proposals. These letters of credit expire during fiscal 2008.

We had employment agreements with four executive officers and three other officers at February 28, 2007. One agreement with an executive officer requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with such agreement were terminated for one of the preceding reasons during fiscal 2008, we would incur costs ranging from $0.6 million to $1.2 million. The agreements with two other executive officers require us to make termination payments of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to two times the officer’s annual base compensation including bonuses in connection with a termination of the officer’s services within an 18 month period following a change in ownership of Intervoice, as defined in the agreements. If both of these officers were terminated for one of the preceding reasons during fiscal 2008, we would incur costs ranging from $0.9 million to $1.2 million. The agreement with the fourth executive officer, which was amended and restated on October 9, 2006, required us to make payment of the greater of the compensation for the unexpired term of the contract which would have expired in December 2007 or one-half of the annual compensation under the contract. We incurred costs of approximately $0.1 million when we terminated this officer’s employment during the first quarter of fiscal 2008. The remaining agreements with officers provide for their employment through December 2007 for one of the officers and through August 2008 with respect to the remaining two officers. If we terminated these officers prior to the expiration of their contracts, we would owe them the greater of their compensation for the unexpired term of the contracts or one-half of their annual compensation under the contract. If these officers were terminated during fiscal 2008, we would incur costs ranging from $0.6 million to $0.7 million.

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

INTERVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note S — Subsequent Event (Unaudited)

In April 2007, we announced a cost reduction program that includes reduced marketing, contractor and other third party expenditures, as well as departmental consolidation and organizational realignment. Severance, restructuring and reorganization costs associated with our planned cost reduction program are currently expected to be in the $1.5 million to $2.5 million range and the majority of such costs are expected to be incurred in the first quarter of fiscal 2008 which ends May 31, 2007.

SCHEDULE II

INTERVOICE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
		Additions	Additions
		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other				End of
Description	Period	Expenses	Accounts		Deductions		Period
	(In millions)

Year Ended February 28, 2007:
Allowance for doubtful accounts	$1.7	$0.5	$—		$(0.7	)(A)_	$1.5
Year Ended February 28, 2006:
Allowance for doubtful accounts	$0.8	$0.5	$0.5	(B)	$(0.1	)(A)	$1.7
Year Ended February 28, 2005:
Allowance for doubtful accounts	$0.9	$0.3	—		$(0.4	)(A)	$0.8

(A)	Accounts written off.

(B)	Allowance accounts included in Edify acquisition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of February 28, 2007. Based on that review and evaluation, which included inquiries made to certain other employees, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework”. Based on this assessment, we believe that, as of February 28, 2007, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of February 28, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting follows below.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm on Internal Control
over Financial Reporting

Stockholders and Board of Directors
Intervoice, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Intervoice, Inc. maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intervoice, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Intervoice, Inc. maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intervoice, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intervoice, Inc. as of February 28, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2007. Our report dated May 8, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
May 8, 2007

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is included as Exhibit 14 to this Annual Report on Form 10-K. The additional information required by this item will be contained in the sections entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement, involving the election of directors, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Definitive Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the section entitled “Executive Compensation” in the Definitive Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the section entitled “Election of Directors” in the Definitive Proxy Statement and Item 5 of this report on Form 10-K. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the section entitled “Certain Transactions and Director Independence” in the Definitive Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the section entitled “Auditors” in the Definitive Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following consolidated financial statements and financial statement schedule of Intervoice, Inc. and subsidiaries are included in Item 8.

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

Dated: May 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. RITCHEY Robert E. Ritchey	President and Chief Executive Officer and Director	May 9, 2007

/s/ CRAIG E. HOLMES Craig E. Holmes	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	May 9, 2007

/s/ GERALD F. MONTRY Gerald F. Montry	Chairman of the Board	May 9, 2007

/s/ SAJ-NICOLE A. JONI Saj-Nicole A. Joni	Director	May 9, 2007

/s/ JOSEPH J. PIETROPAOLO Joseph J. Pietropaolo	Director	May 9, 2007

/s/ GEORGE C. PLATT George C. Platt	Director	May 9, 2007

/s/ DONALD B. REED Donald B. Reed	Director	May 9, 2007

/s/ JACK P. REILY Jack P. Reily	Director	May 9, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated November 18, 2005 by and among S1 Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc. and Arrowhead I, Inc. (28)
2.2	Asset Purchase Agreement dated September 1, 2006 by and between Intervoice, Inc. and Nuasis Corporation. (31)
3.1	Articles of Incorporation, as amended, of Registrant.(1)
3.2	Amendment to Articles of Incorporation of Registrant.(7)
3.3	Amendment to Articles of Incorporation of Registrant.(12)
3.4	Third Restated Bylaws of Registrant.(19)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent.(3)
4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under a Securities Purchase Agreement.(10)
4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC, as Rights Agent.(10)
10.1	The InterVoice, Inc. 1990 Incentive Stock Option Plan, as Amended.(5)
10.2	The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for Non-Employees, as amended.(2)
10.3	InterVoice, Inc. Restricted Stock Plan.(4)
10.4	InterVoice, Inc. 1998 Stock Option Plan.(6)
10.5	Acquisition Agreement and Plan of Merger dated as of April 27, 1999, by and among the Company, InterVoice Acquisition Subsidiary III, Inc. (‘‘Acquisition Subsidiary”) and Brite Voice Systems, Inc.(8)
10.6	Patent License Agreement between Lucent Technologies GRL Corp. and InterVoice Limited Partnership, effective as of October 1, 1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment.(7)
10.7	Intervoice, Inc. 1999 Stock Option Plan.(9)
10.8	Second Amended Employment Agreement dated as of February 18, 2002, between the Company and David W. Brandenburg.(11)
10.9	Employment Agreement dated as of October 23, 2002, between the Company and Robert E. Ritchey.(13)
10.10	Separation Agreement with Rob-Roy J. Graham dated June 25, 2003. (14)
10.11	Intervoice, Inc. Employee Stock Purchase Plan, as amended and restated effective June 24, 2003.(15)
10.12	Credit and Security Agreement dated as of January 26, 2004, between the Company and Wells Fargo Bank, N.A.(16)
10.13	Amended and Restated Credit Agreement dated as of June 3, 2004, between the Registrant and Wells Fargo Bank, National Association (‘‘Wells Fargo”).(18)
10.14	First Amendment to Credit Agreement dated as of August 17, 2004, between Registrant and Wells Fargo.(19)
10.15	Fiscal Year 2005 Transition Year Incentive Plan Summary.(19)
10.16	Intervoice, Inc. 2003 Stock Option Plan.(19)
10.17	Letter Agreement dated November 18, 2004 between Registrant and David W. Brandenburg. (21)
10.18	Summary of Fiscal Year 2005 Second Half Incentive Plan. (20)
10.19	Summary of Fiscal Year 2006 Annual Incentive Compensation Plan. (22)
10.20	Summary of Fiscal Year 2006 Non-Employee Director Cash Compensation. (23)
10.21	Employment Agreement effective December 1, 2004 between Registrant and Robert E. Ritchey. (29)
10.22	Statement of Terms and Conditions of Employment for Francis Sherlock. (24)
10.23	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Employees. (25)
10.24	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Non-employee Directors. (25)
10.25	Intervoice, Inc. 2005 Stock Incentive Plan. (26)
10.26	Extension of Health Care Coverage to Non-Employee Directors. (27)
10.27	Salary Increases for Executive Officers. (27)

Exhibit
Number	Description

10.28	Summary of the Fiscal Year 2007 Annual Incentive Compensation Plan. (30)
10.29	Employment Agreement effective May 8, 2006 between Registrant and Craig E. Holmes. (32)
10.30	Employment Agreement effective May 8, 2006 between Registrant and James A. Milton. (32)
10.31	Separation Agreement dated as of September 19, 2006 between Registrant and Ronald Nieman. (33)
10.32	Sublease dated as of March 30, 2004, by and between PayPal, Inc., a Delaware corporation (“Sublandlord”) and Nuasis Corporation, a Delaware corporation regarding property known as 303 Bryant Street in the City of Mountain View, California. (34)
10.33	Assignment, Assumption and Amendment of Sublease dated as of August 30, 2006, by and between Nuasis Corporation, as Assignor, Intervoice, Inc., as Assignee and PayPal, Inc., as Sublandlord. (34)
14	Code of Ethics.(17)
21	Subsidiaries. (35)
23	Consent of Independent Registered Public Accounting Firm. (35)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (35)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (35)
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (35)*
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (35)*
99.1	Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4, as amended (incorporated by reference to pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4/A (Amendment No. One) filed by the Company on July 13, 1999). (7)

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on April 6, 1994, with respect to the Company’s 1990 Nonqualified Stock Option Plan for Non-Employees, Registration Number 33-77590.

(3)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(4)	Incorporated by reference to exhibits to the Company’s 1996 Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the SEC on May 29, 1996.

(5)	Incorporated by reference to the Company’s 1997 Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the SEC on May 29, 1997.

(6)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, filed with the SEC on October 14, 1998.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(8)	Incorporated by reference to Exhibit 99(b)(1) of the Schedule 14-D1 filed by Brite Voice Systems, Inc. and Intervoice Acquisition Subsidiary III, Inc. on May 3, 1999.

(9)	Incorporated by reference to Registration Statement on Form S-8 filed with the SEC on October 15, 1999, Registration Number 333-89127.

(10)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(11)	Incorporated by reference to exhibits to the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended February 28, 2002, filed with the SEC on May 30, 2002.

(12)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(13)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, filed with the SEC on May 29, 2003.

(14)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003, filed with the SEC on July 15, 2003.

(15)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003, filed with the SEC on October 14, 2003.

(16)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2004.

(17)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, filed with the SEC on May 14, 2004.

(18)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2004.

(19)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(20)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2004.

(21)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004, filed with the SEC on January 10, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2005.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.

(24)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005, filed with the SEC on January 9, 2006.

(25)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, filed with the SEC on October 7, 2005.

(26)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2005.

(27)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2005, filed with the SEC on July 8, 2005.

(28)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2006.

(29)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, filed with the SEC on May 16, 2005.

(30)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2006.

(31)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2006.

(32)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006, filed with the SEC on July 10, 2006.

(33)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2006.

(34)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2006.

(35)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934.