Form 10-Q
period 2007-05-31
INTERVOICE INC
filed 2007-07-06
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
May 31, 2007
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
Yes ☐ No ☑
The Registrant had 38,907,646 shares of common stock, no par value per share, outstanding as of June 25, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS

	(In Thousands, Except Share and Per Share Data)
	May 31, 2007	February 28, 2007
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$40,754	$28,215
Trade accounts receivable, net of allowance for doubtful accounts of $1,345 in fiscal 2008 and $1,476 in fiscal 2007	28,508	36,837
Inventory	16,892	13,751
Prepaid expenses and other current assets	3,662	3,909
Income taxes receivable	624	1,098
Deferred income taxes	4,480	3,880

	94,920	87,690

Property and Equipment, net of accumulated depreciation of $64,753 in fiscal 2008 and $62,419 in fiscal 2007	34,162	34,429

Other Assets
Intangible assets, net of accumulated amortization of $20,789 in fiscal 2008 and $20,040 in fiscal 2007	8,924	9,505
Goodwill	32,193	32,193
Long term deferred income taxes	2,688	4,613
Other assets	142	135

	$173,029	$168,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,762	$12,881
Accrued expenses	13,176	15,571
Customer deposits	4,306	4,365
Deferred income	37,951	32,368
Deferred income taxes	322	196

	71,517	65,381

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 38,866,893 issued and outstanding in fiscal 2008 and 38,727,628 issued and outstanding in fiscal 2007	19	19
Additional capital	103,217	101,608
Retained earnings (deficit)	(1,559)	1,861
Accumulated other comprehensive loss	(165)	(304)

	101,512	103,184

	$173,029	$168,565

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended
	May 31, 2007	May 31, 2006
Sales
Solutions	$21,702	$19,469
Recurring services	26,029	26,199

	47,731	45,668

Cost of goods sold
Solutions	15,182	12,304
Recurring services	7,291	7,474

	22,473	19,778

Gross margin
Solutions	6,520	7,165
Recurring services	18,738	18,725

	25,258	25,890

Research and development expenses	5,317	5,782
Selling, general and administrative expenses	20,693	20,800
Amortization of acquisition related intangible assets	695	581

Income (loss) from operations	(1,447)	(1,273)

Interest income	590	499
Other income (expense)	(144)	207

Income (loss) before taxes	(1,001)	(567)
Income taxes (benefit)	(128)	(162)

Net income (loss)	$(873)	$(405)

Net income (loss) per share — basic	$(0.02)	$(0.01)

Shares used in basic per share computation	38,807	38,504

Net income (loss) per share — diluted	$(0.02)	$(0.01)

Shares used in diluted per share computation	38,807	38,504

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended
	May 31, 2007	May 31, 2006
Operating activities
Net income (loss)	$(873)	$(405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,035	2,678
Non-cash compensation expense	1,008	1,381
Change in accounts receivable	8,337	59
Other changes in operating activities	2,573	314

Net cash provided by operating activities	14,080	4,027

Investing activities
Purchases of property and equipment	(2,142)	(4,407)
Purchase of Edify Corporation	—	(836)

Net cash used in investing activities	(2,142)	(5,243)

Financing activities
Exercise of stock options	601	149

Net cash provided by financing activities	601	149

Effect of exchange rates on cash	—	453

Increase (decrease) in cash and cash equivalents	12,539	(614)

Cash and cash equivalents, beginning of period	28,215	42,076

Cash and cash equivalents, end of period	$40,754	$41,462

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Capital	Earnings (Deficit)	Loss	Total

Balance at February 28, 2007	38,727,628	$19	$101,608	$1,861	$(304)	$103,184

Net income (loss)	—	—	—	(873)	—	(873)

Foreign currency translation adjustment	—	—	—	—	139	139

Comprehensive income						(734)

Cumulative effect of adopting FIN48	—	—	—	(2,547)	—	(2,547)

Exercise of stock options	139,265	—	601	—	—	601

Non-cash compensation	—	—	1,008	—	—	1,008

Balance at May 31, 2007	38,866,893	$19	$103,217	$(1,559)	$(165)	$101,512

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2007
Note A – Basis of Presentation
     We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2007 has been derived from audited financial statements at that date. We believe we have included all adjustments necessary for a fair presentation of the unaudited May 31, 2007 and 2006 consolidated financial statements. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with our audited financial statements and related notes for the three years ended February 28, 2007 included in our Annual Report on Form 10-K. Our Annual Report is available on our website at www.intervoice.com. Our operating results for the three-month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for our fiscal year ending February 29, 2008, as our results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of our sales, the sales channel mix of products and services sold, and changes in general economic conditions, any of which could have an adverse effect on our operations.
     Our consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Our total comprehensive loss for the first quarter of fiscal 2008 was $0.7 million and our total comprehensive income for the first quarter of fiscal 2007 was $0.5 million. Total comprehensive income/loss is comprised of net income/loss and foreign currency translation adjustments.
Note B – Inventory
     Our inventory consists of the following (in thousands):

	May 31, 2007	February 28, 2007
Purchased parts	$4,424	$4,475
Work in progress	12,468	9,276

	$16,892	$13,751

Note C – Property & Equipment
     Our property and equipment consisted of the following (in thousands):

	May 31, 2007	February 28, 2007
Land and buildings	$17,411	$17,385
Computer equipment and software	53,925	52,364
Furniture and fixtures	3,438	3,344
Managed services equipment	16,998	16,481
Maintenance services equipment	7,143	7,274

	98,915	96,848
Less allowance for accumulated depreciation	64,753	62,419

Property and equipment, net	$34,162	$34,429

Note D – Stock-based Compensation
     Our stock-based employee compensation plans are fully described in Note J in our 2007 Annual Report on Form 10-K. The following is the effect of adopting SFAS 123R as of March 1, 2006 (in thousands):

	Three Months Ended	Three Months Ended
	May 31, 2007	May 31, 2006
Cost of Goods Sold	$201	$263
R&D	130	150
SG&A	677	926

Total	$1,008	$1,339

Related deferred income tax benefit	342	389

Decrease in net income	$666	$950

Decrease in earning per share — basic	$0.02	$0.02

Note E – Special Charges
     Fiscal 2008
     During the first quarter of fiscal 2008, we incurred approximately $1.8 million associated with severance and organizational changes affecting approximately 45 positions. In addition, we reversed a facilities related charge of approximately $0.3 million. The following table summarizes the effect on reported operating results by financial statement category of this restructuring charge activity for fiscal 2008 (in thousands):

	Cost of Goods	Research and	Selling, General
	Sold	Development	and Administrative	Total
Severance payments and related benefits	$396	$451	$957	$1,804
     Of the severance and related benefits, $1.7 million remained accrued at May 31, 2007.
     Fiscal 2007
     Accrued expenses at February 28, 2007 included amounts associated with three severance and organizational changes affecting approximately 55 positions as well as special charges incurred in connection with the elimination of redundant office leases. Activity during the first quarter of fiscal 2008 related to such accruals was as follows (in thousands):

	Accrued Balance		Accrued Balance
	February 28, 2007	Payments	May 31, 2007
Severance payments and related benefits	$886	$(469)	$417
Facility costs	134		134

Total	$1,020	$(469)	$551

Note F – Income Taxes
     For the three months ended May 31, 2007 our quarterly effective tax rate of 13% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenditures, an increase in the valuation allowance associated with our U.K. deferred tax assets and the effect of non-U.S. income tax rates. Our U.K. deferred tax assets remain fully reserved accordingly, we did not recognize the tax benefit associated with our first quarter U.K. loss.
          For the three months ended May 31, 2006, our quarterly effective tax rate differed from the U.S. federal statutory rate primarily due to expected benefits to be realized from the use of state net operating losses and certain foreign deferred tax assets for which we had not previously realized a benefit due to our uncertainty related to the utilization of those tax assets, and the effect of non-U.S. income tax rates.

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted the interpretation in the first quarter of fiscal 2008.
     As a result of our adoption of FIN 48, we recognized a cumulative effect adjustment of $2.5 million, increasing our liability for unrecognized tax benefits and related penalties and interest by $0.3 million, decreasing our non-current deferred tax assets by $2.2 million, and reducing the March 1, 2007 balance of retained earnings by $2.5 million. As of the date of adoption, our unrecognized tax benefits totaled $3.6 million, of which $0.7 million, if recognized, would affect our effective tax rate. We do not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.
     We conduct business globally and, as a result, we, or one or more of our subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.K., Germany, Canada and the United States. Although we believe our tax estimates and our tax positions are reasonable, the final outcome of tax audits could be materially different, both favorable and unfavorable. With few exceptions, we are no longer subject to U.S. federal income tax examinations for years before fiscal 2005, and state and local income tax examinations for years before fiscal 2004. With respect to our U.S. federal, state and local net operating loss (“NOL”) carryforwards, we have years open under statutes of limitations back to fiscal year 2002, where tax authorities may not adjust income tax liabilities for these years, but can reduce NOL carryforwards and other tax attribute carryforwards to future open tax years.
     We recognize potential interest and penalties related to unrecognized tax benefits as interest expense and penalties expense, respectively. As of May 31, 2007, we have accrued less than $0.1 million for the potential payment of interest and penalties related to uncertain tax positions.
Note G – Earnings Per Share

	Three Months Ended May 31,
(in thousands, except per share data)	2007	2006
Numerator:

Net income (loss)	$(873)	$(405)

Denominator:

Denominator for basic earnings per share	38,807	38,504

Dilutive potential common shares:
Employee stock options	—	—

Denominator for diluted earnings per share	38,807	38,504

Net income per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
     Options to purchase 7,532,240 and 4,611,008 shares of common stock at an average exercise price of $8.19 and $10.04 per share were outstanding at May 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive given our loss for the quarters.

Note H – Operating Segment Information and Major Customers
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and related services, and hosted solutions provided for customers on an outsourced or hosted solutions provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three months ended May 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended May 31,
	2007	2006
Voice portal solution sales	$13,249	$13,744
Messaging solution sales	6,526	3,718
Payment solution sales	1,927	2,007

Total solution sales	21,702	19,469

Maintenance and related services revenues	21,275	20,185
Hosted solutions revenues	4,754	6,014

Total recurring services revenues	26,029	26,199

Total sales	$47,731	$45,668

     Geographic Operations
     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three-month periods ended May 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended May 31,
	2007	2006
North America	$31,164	$27,041
Europe	8,251	8,736
Middle East and Africa	4,931	3,077
Central and South America	1,036	4,726
Pacific Rim	2,349	2,088

Total	$47,731	$45,668

     Concentration of Revenue
     No customer accounted for 10% or more of our revenue for the quarter ended May 31, 2007. One customer, O2, accounted for approximately 10% of our revenue for the quarter ended May 31, 2006.
Note I – Contingencies
Intellectual Property Matters
     We generally provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review, analysis and, where appropriate, opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Other than the current litigation with a patent holder discussed in “Pending Litigation” in this Note I, no such litigation is currently pending against us. We currently have a portfolio of 86 United States patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.
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
     A number of customers, including customers of ours and our Edify Corporation subsidiary (“Edify”) have been sued as defendants in several lawsuits brought by RAKTL in the United States District Court for the Eastern District of Texas and the United States District Court for the District of Delaware. Several of these defendants who are also customers have notified us or Edify of the lawsuits pursuant to the indemnity paragraphs of their respective sales agreements and have indicated to us that the lawsuits could potentially impact the defense and indemnity paragraphs of their respective sales agreements. Neither we nor Edify believe that we have a current obligation to defend or indemnify these customers in connection with the current allegations made in the RAKTL lawsuits and when contacted we have requested that the customers provide additional information concerning the assertions made by RAKTL.
     In response to the correspondence from, and litigation initiated by, RAKTL, a few of our customers and customers of Edify have attempted to tender to us the defense of our products under contractual indemnity provisions. We have informed these customers that, while we fully intend to honor any contractual indemnity provisions, we do not believe we currently have any obligation to provide such a defense because RAKTL does not appear to have made a claim, either in the correspondence or litigation, that any Intervoice product infringes a RAKTL patent. Some of these customers have disagreed with us and stated that they believe that the statements and allegations contained within correspondence and/or litigation pleadings filed by RAKTL can be construed as a claim against Intervoice products.
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
     We have received letters from Webley Systems (“Webley”), a division of Parus Holdings, Inc. (“Parus”), and its counsel alleging that certain Webley patents cover one or more of our products and services. In the letters, Parus offers a license to the Webley patents. As a result of the correspondence, we conducted discussions with Parus. We have not had any recent discussions with Parus. Based on reviews by our outside counsel, we are not aware of any valid and enforceable claims under the Webley patents that are infringed by our products or services.
Pending Litigation
     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al., No. 3-01CV1071-D, pending in the United States District Court, Northern District of Texas, Dallas Division:
     Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5 against us as well as certain named current and former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that we and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.
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
     On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted our petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. The briefing on the merits of our appeal is now complete, and we are currently waiting for the Fifth Circuit to either schedule oral argument or issue a ruling on the merits. We filed a motion to stay further discovery pending the Fifth Circuit’s decision on the merits of our appeal, but the District Court denied our motion. We are in the process of continuing to produce documents in response to the Plaintiffs’ requests for production. We believe that we and our officers and directors complied with the applicable securities laws and will continue to vigorously defend the case.
     Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC), pending in the United States District Court for the Northern District of California, San Francisco Division: On December 13, 2006, Phoenix Solutions, Inc. (“Phoenix”) filed suit against Sony Electronics, Inc. (“Sony”) in the United States District Court for the Central District of California for infringement of U.S. Patent Nos. 6,615,172, 6,633,846, 6,665,640 and 7,050,977. On February 9, 2007, Sony filed its answer to Phoenix’s claims of infringement, denied any liability and filed a counterclaim alleging that the patents were neither valid nor infringed by Sony. On February 26, 2007, Sony filed a third party complaint against the Company for alleged breach of warranty of title and the warranty against infringement related to the claims of infringement made by Phoenix against Sony. In its third party complaint, Sony seeks to recover actual damages suffered by it in the event a final judgment is entered against Sony or it is otherwise liable for any damages, fees or costs arising out of the claims of patent infringement made by Phoenix against the Sony interactive voice response system. On April 9, 2007, the Company filed its motion to dismiss the third party complaint. The trial court recently transferred the case to the United States District Court for the Northern District of California, San Francisco Division, and the case is now styled Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC). The Court will hold a hearing on September 10, 2007 with respect to our motion. In the event that the court does not grant the pending motion to dismiss, the Company intends to vigorously defend itself against any and all claims made against it.
Audit Committee Investigation
     During fiscal 2005, our Audit Committee conducted an investigation of certain transactions that occurred during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee reported the results of its investigation to the SEC, and we are cooperating with the SEC in its own investigation regarding the transactions. We have provided documents to the SEC in response to a subpoena and informal requests for information about the transactions, and several of our current and former officers and non-officer employees have provided testimony to the SEC. Our Audit Committee and its counsel are continuing to monitor our response to the SEC, and they also have conducted a review of certain documents provided to the SEC which we located after the Audit Committee’s original investigation. Intervoice is presently in discussions with the SEC about a possible settlement of the matters covered by the Audit Committee investigation, but there is no assurance that agreement on any settlement will be reached. Based upon the current status of such settlement discussions, we recorded expense of approximately $0.9 million during the fourth quarter of fiscal 2007. We are also honoring our obligation to indemnify, to the extent appropriate, certain current and former officers and other employees of Intervoice, including our Chief Executive Officer, who received subpoenas to produce documents and provide testimony to the SEC in connection with the investigation. Furthermore, we are honoring our obligation to reimburse legal fees incurred by certain recipients of the subpoenas. We understand that one of our former officers recently entered into an agreement in connection with this investigation pursuant to which he agreed to pay certain amounts in settlement of claims asserted by the SEC. We have not, and do not, intend to pay or reimburse any amounts paid in settlement by this officer.
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
     The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. We, and certain of our current and former officers and the SEC have agreed that Intervoice and the officers will not assert any defenses based on a statute of limitations with respect to any action or proceeding against us or such officers brought, by or on behalf of the SEC arising out of the SEC investigation for the time periods set forth in the agreements. As a result of work performed in responding to the SEC subpoena, the Audit Committee has concluded that Intervoice also improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We also provided documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
     Our management has concluded, with the concurrence of the Audit Committee and our external auditors, that restatement of our prior period financial statements to adjust for the findings of the Audit Committee investigation and review is not necessary. In reaching this conclusion, we considered the impact of the incorrect accounting on each of the periods affected, the ages of the affected financial statements and the lack of any material changes in prior period trends as a result of the incorrect accounting. In addition, we noted that since the date of the most recent transaction reviewed in the investigation, we have restructured our business, made significant management changes, consolidated our physical operations, significantly reduced our fixed operating costs and refinanced and repaid all of our major debt obligations. We cannot predict whether we may have future losses relating to the matters investigated by the Audit Committee as a result of future claims, if any, including any claims by the government.
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
     We are obligated under letters of credit totaling approximately $0.5 million issued by a bank to guarantee our performance under a long-term international managed services contract and related proposals. These letters of credit expire during fiscal 2008 and fiscal 2009.
     We had employment agreements with our three most senior executive officers (President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Operating Officer), three other officers and eight senior vice presidents at May 31, 2007. One agreement with a senior executive officer requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with such agreement were terminated for one of the preceding reasons during fiscal 2008, we would incur costs ranging from $0.6 million to $1.2 million. The agreements with two other senior executive officers require us to make termination payments of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to two times the officer’s annual base compensation including bonuses in connection with a termination of the officer’s services within an 18 month period following a change in ownership of Intervoice, as defined in the agreements. If both of these officers were terminated for one of the preceding reasons during fiscal 2008, we would incur costs ranging from $0.9 million to $1.2 million. The remaining agreements with other officers provide for their employment through December 2007 for one of the officers and through August 2008 with respect to the remaining two officers. If we terminated these officers prior to the expiration of their contracts, we would owe them the greater of their compensation for the unexpired term of the contracts or one-half of their annual compensation under the contract. If these three other officers were terminated during fiscal 2008, we would incur costs ranging from $0.5 million to $0.6 million. The eight agreements with senior vice presidents were effective March 1, 2007 with two year initial terms. In the event of a Corporate Change as defined in the agreement, for any executive that has less than one year remaining in the employment term, the employment term would be automatically be extended to be effective through the date that is one year following the effective date of the Corporate Change. In the event that these agreements were terminated without cause, the executive would be entitled to his or her base salary for a period of 12 months following the termination date. One such senior vice president was terminated without cause on April 26, 2007 with an effective termination date of July 27, 2007. We incurred costs of $0.2 million related to this termination during the first quarter of fiscal 2008. If the remaining seven senior vice presidents were terminated during fiscal 2008, we would incur costs of approximately $1.5 million.
     Under the terms of our Articles of Incorporation, we indemnify our directors, officers, employees or agents or any other person serving at our request as a director, officer, employee or agent of another corporation in connection with a derivative suit if he or she (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation. We will not provide indemnification, however, for any claim as to which the person was adjudged liable for negligence or misconduct unless the court determines that under the circumstances the person is fairly and reasonably entitled to indemnification. We provide the same category of persons with indemnification in a non-derivative suit only if such person (1) is successful on the merits or otherwise or (2) acted in good faith, and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reason to believe his or her conduct was unlawful. Under the terms of our Bylaws, we also indemnify our current and former officers and directors to the fullest extent permitted or required under Article 2.02-1 of the Texas Business Corporation Act (“Article 2.02-1”).
     In connection with certain lawsuits filed against us and certain of our present and former officers and directors (see “Pending Litigation” above), we have agreed to pay in advance any expenses, including attorneys’ fees, incurred by such present and former officers and directors in defending such litigation, in accordance with Article 2.02-1 and our Articles of Incorporation and Bylaws. Each of these parties has provided us with a written undertaking to repay us the expenses advanced if the person is ultimately not entitled to indemnification.
     We have a qualified obligation to indemnify certain current and former officers and other employees of Intervoice in connection with activities resulting from the Audit Committee investigation and related SEC inquiries described in “Audit Committee Investigation” above.
     Texas corporations are authorized to obtain insurance to protect officers and directors from certain liabilities, including liabilities against which the corporation cannot indemnify its officers and directors. We have obtained liability insurance for our officers and directors as permitted by Article 2.02-1. Our insurance policies provide coverage for losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit, or to other litigation based on claims that are substantially the same as those in the Barrie class action, and contain other customary provisions to limit or exclude coverage for certain losses and expenses.
Note J – Subsequent Event (Unaudited)
     On May 31, 2007, we became aware of the intention of a shareholder to solicit proxies to elect an alternate slate of nominees to the seven-member Intervoice Board of Directors. Following a series of negotiations, effective June 22, 2007, three existing board members resigned at the request of the Company to accommodate resolution of the proxy contest, and these vacancies on the Board were filled by the election of three of the nominees from the alternate slate put forth by the shareholder. We have agreed to reimburse the shareholder up to $0.5 million for expenses incurred. In addition, we expect to incur additional expense related to this proxy action totaling up to another $0.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use estimates and projections that affect the reported amounts and related disclosures and that may vary from actual results. Our critical accounting policies are discussed fully in the Annual Report on Form 10-K for the year ended February 28, 2007.
     Sales. We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and related services, and hosted solutions provided for customers on an outsourced or hosted solution provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three months ended May 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended May 31,
		% Change From
	2007	Prior Year	2006

Voice portal solution sales	$13,249	(3.6)%	$13,744
Messaging solution sales	6,526	75.5%	3,718
Payment solution sales	1,927	(4.0)%	2,007

Total solution sales	21,702	11.5%	19,469

Maintenance and related services revenues	21,275	5.4%	20,185
Hosted solutions revenues	4,754	(21.0)%	6,014

Total recurring services revenues	26,029	(0.6)%	26,199

Total Sales	$47,731	4.5%	$45,668

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three-month periods ended May 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended May 31,
		% Change From
	2007	Prior Year	2006

North America	$31,164	15.2%	$27,041
Europe	8,251	(5.6)%	8,736
Middle East and Africa	4,931	60.3%	3,077
Central and South America	1,036	(78.1)%	4,726
Pacific Rim	2,349	12.5%	2,088

Total	$47,731	4.5%	$45,668

     International sales comprised 35% of our total sales during the first quarter of fiscal 2008, down from 40% during the first quarter of fiscal 2007.
     Total sales for the first quarter of fiscal 2008 increased 4.5% as compared to the first quarter of fiscal 2007. Messaging solution sales increased 75.5% as we began to recognize revenue on the significant projects booked at the end of fiscal 2007 including $3.3 million recognized under one $10.3 million media exchange contract entered into in February 2007. Messaging solution sales for the first quarter of fiscal 2007 included approximately $0.7 million of revenue under the first two contracts for our new media exchange product. Our sales of payment solutions continue to primarily reflect sales of capacity upgrades to existing customers.
     The increase in our maintenance and related services revenues in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 is comprised of increases of $0.8 million (4.4%) in maintenance revenues on voice automation/IVR solutions and $0.3 million (28.0%) in maintenance revenues on messaging solutions.
     The 21.0% decrease in hosted solutions revenue in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 resulted primarily from the July 2006 expiration of one international long term hosted solutions contract. Revenue under this contract totaled approximately $1.9 million during the first quarter of fiscal 2007. This decline was partially offset by growth in our voice portal hosted solutions sales.
     No customer accounted for 10% or more of our revenue during the first quarter of fiscal 2008. One customer, O2, accounted for approximately 10% of our revenue during the quarter ended May 31, 2006.
     We are prone to quarterly fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $2.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. We use a system combining estimated sales from our recurring services contracts, our backlog of committed solutions orders and our “pipeline” of solutions sales opportunities to estimate sales and trends in our business. For the quarters ended May 31, 2007 and 2006, sales were sourced as follows:

	Three Months Ended May 31,
	2007	2006
Sales from recurring services and support contracts, including contracts for hosted solutions	55%	58%
Sales from beginning solutions backlog	33%	29%
Sales from the quarter’s pipeline	12%	13%

	100%	100%

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
     Our backlog is made up of customer orders for solutions for which we have received complete purchase orders. Backlog as of the end of our last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
May 31, 2007	$60,411
February 28, 2007	$54,115
November 30, 2006	$46,345
August 31, 2006	$41,639
May 31, 2006	$41,221
     We generally expect all projects in our existing backlog to be initiated within the next twelve months and most of such backlog to be recognized as revenue within twelve months. Approximately 20% of such backlog could convert to revenue subsequent to twelve months. The accuracy of any estimate of future sales is dependent, in part, on our ability to project the amount of revenue to be contributed from beginning solutions backlog during any fiscal quarter. Our ability to estimate the amount of backlog that will be converted to revenue in any fiscal quarter can be affected by factors outside our control, including changes in project timing requested by our customers and cash collections from certain international customers. Approximately 30% of our solutions backlog at May 31, 2007 is associated with customers for which revenue is recognized on a cash basis which impacts the time between project completion and revenue recognition.
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
     Cost of Goods Sold. Cost of goods sold was comprised of the following for the quarters ended May 31, 2007 and 2006 (in thousands):

	Three Months Ended May 31,
	2007	2006
Solutions COGS	$15,182	$12,304
As percentage of solutions sales	70.0%	63.2%

Services COGS	$7,291	$7,474
As percentage of services revenues	28.0%	28.5%

Total COGS	$22,473	$19,778
As percentage of total sales	47.1%	43.3%
     The increase in solutions cost of goods sold as a percentage of solutions sales in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was negatively impacted by the work performed during the first quarter of fiscal 2008 on the $10.3 million media exchange contract entered into in February 2007. We realized no net margin on approximately $3.3 million of revenue recognized under this contract and provided an additional loss provision of approximately $0.2 million during the first quarter of fiscal 2008.
     Research and Development Expenses. Research and development expenses for the quarters ended May 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended May 31,
	2007	2006
Research and development expenses	$5,317	$5,782
As percentage of total sales	11.1%	12.7%
     Research and development expenses are lower during the first quarter of fiscal 2008 because the development effort of approximately $1.2 million related to the large media exchange contract we entered into during the fourth quarter of fiscal 2007 is charged to cost of goods sold rather than research and development expenses. This reduction is offset, in part, by increased resources required to support the technology acquired from Nuasis during the third quarter of fiscal 2007. Research and development expenses include the design of new products and the enhancement of existing products.
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarters ended May 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended May 31,
	2007	2006
Selling, general and administrative expenses	$20,693	$20,800
As percentage of total sales	43.4%	45.5%
     Selling, general and administrative expenses for the first quarter of fiscal 2008 are down slightly from fiscal 2007 levels. Stock compensation expense was $0.7 million in fiscal 2008 as compared to $0.9 million in fiscal 2007.
     Amortization of Acquired Intangible Assets. We incurred expenses of approximately $0.7 million related to the amortization of acquisition related intangibles in the first quarter of fiscal 2008. Such amortization related to intangible assets acquired in the purchase of certain assets from Nuasis, the acquisition of Edify and the merger with Brite Voice Systems.
     Other Income/Expense. Other expense during the first quarter of fiscal 2008 was comprised primarily of foreign currency transaction losses. Other income during the first quarter of fiscal 2007 was comprised of approximately $0.6 million primarily resulting from the sale of MetLife common stock acquired as a result of MetLife’s demutualization. This income was offset by approximately $0.4 million of foreign currency transaction losses.
     Income Taxes. For the three months ended May 31, 2007 our quarterly effective tax rate of 13% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenditures, an increase in the valuation allowance associated with our U.K. deferred tax assets and the effect of non-U.S. income tax rates. Our U.K. deferred tax assets remain fully reserved accordingly, we did not recognize the tax benefit associated with our first quarter U.K. loss.
          For the three months ended May 31, 2006, our quarterly effective tax rate differed from the U.S. federal statutory rate primarily due to expected benefits to be realized from the use of state NOLs and certain foreign deferred tax assets for which we had not previously realized a benefit due to our uncertainty related to the utilization of those tax assets, and the effect of non-U.S. income tax rates.
     In June 2006, the Financial Accounting Standards Board issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted the interpretation in the first quarter of fiscal 2008.
     As a result of our adoption of FIN 48, we recognized a cumulative effect adjustment of $2.5 million, increasing our liability for unrecognized tax benefits and related penalties and interest by $0.3 million, decreasing our non-current deferred tax assets by $2.2 million, and reducing the March 1, 2007 balance of retained earnings by $2.5 million. As of the date of adoption, our unrecognized tax benefits totaled $3.6 million, of which $0.7 million, if recognized, would affect our effective tax rate. We do not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.
     We conduct business globally and, as a result, we or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.K., Germany, Canada and the United States. Although we believe our tax estimates and our tax positions are reasonable, the final outcome of tax audits could be materially different, both favorable and unfavorable. With few exceptions, we are no longer subject to U.S. federal income tax examinations for years before fiscal 2005, and state and local income tax examinations for years before fiscal 2004. With respect to our U.S. federal, state and local NOL carryforwards, we have years open under statutes of limitations back to fiscal year 2002, where tax authorities may not adjust income tax liabilities for these years, but can reduce NOL carryforwards and other tax attribute carryforwards to future open tax years.
     We recognize potential interest and penalties related to unrecognized tax benefits as interest expense and penalties expense, respectively. As of May 31, 2007, we have accrued less than $0.1 million for the potential payment of interest and penalties related to uncertain tax positions.
     Loss from Operations and Net Loss. We generated an operating loss of $1.4 million and a net loss of $0.9 million during the first quarter of fiscal 2008. During the first quarter of fiscal 2007, we generated an operating loss of $1.2 million and a net loss of $0.4 million.
     Liquidity and Capital Resources. We had approximately $40.8 million in cash and cash equivalents at May 31, 2007. Our cash reserves increased $12.6 million during the three months ended May 31, 2007, with operating activities providing $14.1 million of cash, net investing activities using $2.1 million of cash and net financing activities providing $0.6 million of cash.
     Operating cash flow for the quarter ended May 31, 2007 resulted from our continuing focus on balance sheet management and collections related to annual maintenance renewals. We improved our days sales outstanding of accounts receivable to 54 days, down from 70 days at February 28, 2007. In addition, deferred revenue increased $5.6 million due to the timing of annual maintenance contract renewals, which are paid in advance.
     For sales of certain of our more complex, customized systems (generally ones with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $6.7 million (23.4% of total net receivables) at May 31, 2007, down $0.6 million from February 28, 2007. We expect to bill and collect unbilled receivables as of May 31, 2007 within the next twelve months.
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
     We used $2.1 million of cash on investing activities during the first quarter of fiscal 2008. Of this amount, we used $0.4 million for costs in connection with our SAP implementation, $0.5 million to purchase equipment to expand our hosted solutions business and $1.2 million for replacement and expansion of our computing infrastructure and other capital purchases.
     During the quarter ended May 31, 2007, our financing activities provided $0.6 million in net cash flow. Our option holders exercised options for approximately 0.1 million shares of common stock and, in so doing, provided us with $0.6 million in cash.
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
     Based on the evaluation by our management (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
     Changes in internal control. There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See “Pending Litigation” and “Audit Committee Investigation” in Note I in Item 1 of Part I of this quarterly report on Form 10-Q.
Item 1A. Risk Factors
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:
•	Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline. Our revenue and operating results have fluctuated in the past and we expect further fluctuations in the future. Given these fluctuations, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future, which could cause our stock price to decline. Factors that contribute to fluctuations in our operating results and can preclude our ability to accurately forecast our results include the following:
▪	variability in the time periods necessary to complete projects and achieve project milestones in order to recognize revenue, which may be influenced by volume, size, timing, contractual terms of new licenses and renewals of existing licenses and cash basis revenues;

▪	the components of our revenue that are deferred, including our subscription-based hosted solutions and that portion of our software licenses attributable to support and maintenance;

▪	volume, timing and fulfillment of customer orders, particularly with respect to large orders (sales of approximately $2.0 million or more), some of which are completed in the same quarter in which they are ordered and some of which are completed over several quarters, and fluctuations in demand for our products and services;

▪	our ability to complete orders from our solutions backlog, subject to timing changes requested by our customers, and projects accounted for on a percentage of completion basis, including estimates based on a variety of factors and subject to revision;

▪	the use of low pricing to win important customers, and the possible recognition of loss contingencies for certain projects that we estimate will be delivered at a negative gross margin;

▪	the lengthy sales cycle for our products, which typically involve comprehensive solutions that may require detailed customer evaluations;

▪	the performance of our international business, which accounts for a significant portion of our consolidated revenues, and fluctuations in foreign currency exchange rates;

▪	the mix of products we sell and services we offer and whether our products are sold through our direct sales force or through an intermediary;

▪	introduction of new products, product upgrades or updates by us or our competitors, and any resulting customer delays in purchasing products;

▪	any increased price sensitivity by our customers, particularly due to increased competition including open source or free software;

▪	periodic difficult economic conditions, particularly affecting the technology industry, as well as economic uncertainties;

▪	higher than anticipated costs related to fixed-price contracts with our customers;

▪	our ability to effectively manage our operating expense levels;

▪	timing of significant marketing and sales promotions, and expenses incurred pursuing new product or market opportunities;

▪	stock-based compensation expense, which we began recognizing for our stock-based compensation plans in the first quarter of fiscal 2007;

▪	costs and charges related to certain events, including Sarbanes-Oxley compliance efforts, matters relating to our Audit Committee investigation and litigation;

▪	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;

▪	factors that lead to substantial declines in estimated values of long-lived assets below their carrying value; and

▪	changes in generally accepted accounting principles.
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

•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Note I in Item 1 of Part I of this quarterly report on Form 10-Q. Furthermore, we may become subject to claims, including claims by the government, or other adverse consequences arising from the findings of the Audit Committee investigation and related SEC investigation discussed in Note I. We and certain of our current and former officers and non-officer employees have responded to SEC subpoenas to produce documents and provide testimony about the transactions that were the subject of the investigation. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. We may be required to indemnify certain of our current and former directors and officers under existing arrangements in connection with the defense, or advancement of defense-related expenses, we are currently providing to certain individuals in connection with the class action lawsuit and the SEC investigation. Our insurance policies provide coverage for certain losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Note I or to other litigation based on claims that are substantially the same as the claims in the Barrie class action and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

•	We face intense competition based on product capabilities and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Avaya, Nortel, Nuance Communications, Comverse Technology, Unisys and Alcatel/Lucent. Many of our competitors have greater financial, technological and marketing resources than we have, as well as greater name recognition. Although we have committed substantial resources to enhance our existing products and to develop and market new products, there is no assurance we will be successful. In addition, it is possible that new entrants to the market and strategic acquisitions and partnerships between existing companies could increase the competition in the markets in which we participate. An increase in such competition could materially adversely affect our ability to sell our products, thereby adversely affecting our business, operating results and financial condition.

•	We may not be successful in selling and implementing our products and services in the face of the new, standards-based market. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. The markets for our products have required a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s ®. NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift places new challenges on us to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, to respond to potentially different competitors, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. Failure to develop, enhance, acquire and introduce new products and services to respond to continually changing market conditions or customer requirements, or lack of customer acceptance of our products or services will materially adversely affect the value of our intellectual property, barriers to entry to our business, customer retention, gross margins, and the results of operations and financial condition.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our hardware components are available only from a small number of vendors. Likewise, we license speech recognition technology primarily from Nuance Communications, Inc., the dominant vendor for this technology. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs. We believe software and technology companies, including us and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in accordance with indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available and, if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on our business, financial condition and results of operations.

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 35% and 40% of total sales for the quarters ended May 31, 2007 and 2006, respectively. International sales, personnel and property are subject to certain risks, including:
▪	terrorism;

▪	fluctuations in currency exchange rates;

▪	ability to collect on accounts receivable;

▪	the difficulty and expense of maintaining foreign offices and distribution channels;

▪	tariffs and other barriers to trade;

▪	greater difficulty in protecting and enforcing intellectual property rights;

▪	general economic and political conditions in each country, including nationalization of customers or channel partners;

▪	loss of revenue, property and equipment from expropriation;

▪	import and export licensing requirements; and

▪	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.
•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for hosted solutions, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline or our loss could increase.

•	Our products are complex, and software defects could reduce our revenues and expose us to litigation. The software products we offer are complex and may contain errors or defects, even after extensive testing and quality control, particularly in early versions. Furthermore, because our products increasingly are designed around an open standards based architecture incorporating elements developed by third parties, such errors or defects may be outside of our direct ability to control or correct. Any defects or errors could potentially result in loss of revenues, product returns or order cancellations, and could potentially hinder market acceptance of our products and harm our reputation. Accordingly, any defects or errors could have a material adverse effect on our business, results of operations and financial condition. Our customer license agreements typically contain provisions to limit our product warranty obligations and exposure to potential liability claims.

•	We have grown, and may continue to grow, through acquisitions, which could dilute our existing shareholders and could involve substantial acquisition risks. As part of our business strategy, we have in the past acquired, and expect to continue to acquire or make investments in, other businesses and technologies. We may issue equity securities for future acquisitions, which would dilute our existing shareholders, and we may incur debt in connection with future acquisitions, which may include covenants or other restrictions that hinder our ability to operate our business. Furthermore, our prior acquisitions required substantial integration and management efforts. Acquisitions can involve a number of risks, including:
▪	difficulty in transitioning and integrating the operations, facilities and personnel of the acquired businesses, including different and complex order processing, support and accounting and financial reporting systems;

▪	loss of key management, sales, research and development and other key employees of the acquired company;

▪	difficulty in integrating acquired products into our product portfolio, including engineering, sales and marketing integration;

▪	impairment of relationships with partners, suppliers and customers;

▪	difficulty in implementing and standardizing company-wide financial, accounting, billing, information and other systems and the internal controls surrounding those systems and processes;

▪	disruption of our ongoing operations and distraction of management and other employees;

▪	difficulty in incorporating acquired technology and rights into our products and technology;

▪	unanticipated expenses and delays in completing acquired development projects and technology integration;

▪	difficulty in management of geographically remote operations in the United States and internationally;

▪	delay of sales to customers pending resolution of product integration between our existing and our newly acquired products; and

▪	difficulty entering new markets or businesses in which we have limited experience.
As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could result in a material adverse affect on our business, results of operations and financial condition.

•	Our stock price has been and may continue to be subject to wide fluctuations. Our stock price historically has been volatile and may continue to be volatile in the future. Various factors contribute to the volatility of our stock price, including business developments (such as new product introductions and acquisitions or dispositions), litigation developments, quarterly variations in our financial results, our ability to meet investors’ expectations, and general economic and market conditions. In addition, third-party announcements by our partners and competitors may contribute to our stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Fluctuations in our stock price could cause increased risk of shareholder litigation, which could result in substantial costs and divert management’s attention and resources.

•	We are exposed to risks related to our channel program that could decrease our revenues and hurt our business. Although we principally sell our products and services through our direct sales force, a significant amount of our sales are made through intermediaries such as distributors, system integrators and other strategic channel partners. We endeavor to increase the percentage of sales through intermediaries as we continue to focus our sales efforts through the channel and other partners. We anticipate future revenue growth to depend in large part on our success in expanding relationships, and establishing new relationships, with intermediaries. These intermediaries may sell their own products or other vendors’ products that compete with our products, and may compete with our own direct sales force in certain sales opportunities. While we have instituted programs designed to increase sales of our products through intermediaries, certain intermediaries may give greater priority to products of other suppliers, including competitors. Our ability to grow sales through intermediaries depends on our investment in appropriate financial incentives, support and sales tools for intermediaries, while effectively alleviating conflict with our own sales force. Failure to effect this strategy appropriately may result in certain intermediaries choosing to cease or reduce the sales of our products, resulting in a material adverse change in our business, results of operations and financial condition.

•	Unanticipated changes in our effective tax rates or exposure to additional income tax liabilities could affect our profitability or increase our loss. We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. We are generally required to account for taxes in each jurisdiction in which we operate, including making assumptions, interpretations and judgments with respect to the applicable tax requirements. Our provision for income taxes is calculated based on a mix of earnings, statutory rates, and enacted tax rules by jurisdiction, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate, which could affect our results of operations and financial condition.

•	Failure to maintain effective internal controls could have a material adverse effect on our business, results of operations, financial condition, and our stock price. A failure to maintain adequate internal control procedures as required by Section 404 of the Sarbanes-Oxley Act of 2002 may preclude our management’s ability to conclude that we have effective internal controls over our financial reporting. These internal controls are also required for us to produce management financial information, make determinations on revenue recognition and other material accounting issues, and prevent financial fraud. If we are unable to produce reliable financial reports, make appropriate determinations on revenue recognition and material accounting policies or prevent fraud, our business, operating results and financial condition could be adversely affected.

•	We have sustained operating losses in the past, and may incur additional losses in the future which may require us to raise additional capital on unfavorable terms. We cannot be certain that our revenue will grow or that we will achieve or maintain profitable operations in the future. If we are unable to return to and maintain profitability, the market price for our stock may decline, perhaps substantially. If we continue to have operating losses, we may be required to raise additional capital to maintain or grow our operations. Such additional capital may only be available at unfavorable terms that could be dilutive to existing shareholders, have a high interest rate, contain restrictive covenants, or contain other unfavorable terms.
Item 6. Exhibits
          (a) Exhibits

3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Third Restated Bylaws of Registrant. (6)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (4)

4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under a Securities Purchase Agreement. (5)

4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

10.1	Employment Agreements effective March 1, 2007 between Registrant and Senior Vice Presidents. (7)

10.2	Separation Agreement dated as of April 23, 2007 between Registrant and Marie Jackson. (8)

10.3	Termination of Employment Agreement between Registrant and George T. Platt effective July 25, 2007. (8)

10.4	Intervoice, Inc. 2007 Stock Incentive Plan. (9)

10.5	Resignation Agreement between the Company and Saj-nicole A. Joni dated June 22, 2007. (10)

10.6	Resignation Agreement between the Company and Joseph J. Pietropaolo dated June 22, 2007. (10)

10.7	Resignation Agreement between the Company and Jack P. Reily dated June 22, 2007. (10)

10.8	Board Representation and Governance Agreement between the Company and David W. Brandenburg dated June 22, 2007. (10)

10.9	Amendment No. 1 dated July 1, 2007 to the Board Representation and Governance Agreement. (11)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (12)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (12)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (12)*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (12)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2007.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2007.

(9)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007.

(10)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2007.

(11)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2007.

(12)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.
Date: July 6, 2007	By:	/s/ CRAIG E. HOLMES
Craig E. Holmes
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Third Restated Bylaws of Registrant. (6)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (4)

4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under a Securities Purchase Agreement. (5)

4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

10.1	Employment Agreements effective March 1, 2007 between Registrant and Senior Vice Presidents. (7)

10.2	Separation Agreement dated as of April 23, 2007 between Registrant and Marie Jackson. (8)

10.3	Termination of Employment Agreement between Registrant and George T. Platt effective July 25, 2007. (8)

10.4	Intervoice, Inc. 2007 Stock Incentive Plan. (9)

10.5	Resignation Agreement between the Company and Saj-nicole A. Joni dated June 22, 2007. (10)

10.6	Resignation Agreement between the Company and Joseph J. Pietropaolo dated June 22, 2007. (10)

10.7	Resignation Agreement between the Company and Jack P. Reily dated June 22, 2007. (10)

10.8	Board Representation and Governance Agreement between the Company and David W. Brandenburg dated June 22, 2007. (10)

10.9	Amendment No. 1 dated July 1, 2007 to the Board Representation and Governance Agreement. (11)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (12)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (12)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (12*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (12)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2007.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2007.

(9)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007.

(10)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2007.

(11)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2007.

(12)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.