Form 10-Q
period 2007-08-31
INTERVOICE INC
filed 2007-10-05
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
August 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 38,627,877 shares of common stock, no par value per share, outstanding as of October 1, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(In Thousands, Except Share and Per Share Data)
	August 31, 2007	February 28, 2007
ASSETS
Current Assets
Cash and cash equivalents	$30,615	$28,215
Trade accounts receivable, net of allowance for doubtful accounts of $885 in fiscal 2008 and $1,476 in fiscal 2007	31,036	36,837
Inventory	19,266	13,751
Prepaid expenses and other current assets	4,520	3,909
Income taxes receivable	—	1,098
Deferred income taxes	4,596	3,880

Total current assets	90,033	87,690

Property and Equipment, net of accumulated depreciation of $67,129 in fiscal 2008 and $62,419 in fiscal 2007	32,689	34,429

Other Assets
Intangible assets, net of accumulated amortization of $21,551 in fiscal 2008 and $20,040 in fiscal 2007	8,472	9,505
Goodwill	32,193	32,193
Long term deferred income taxes	3,000	4,613
Other assets	158	135

	$166,545	$168,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,500	$12,881
Accrued expenses	11,614	15,571
Customer deposits	6,045	4,365
Deferred income	32,583	32,368
Income taxes payable	513	—
Deferred income taxes	170	196

Total current liabilities	64,425	65,381

Commitments and contingencies (See Notes E and J)

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 38,609,108 issued and outstanding in fiscal 2008 and 38,727,628 issued and outstanding in fiscal 2007	19	19
Additional capital	102,186	101,608
Retained earnings (deficit)	(159)	1,861
Accumulated other comprehensive income (loss)	74	(304)

Stockholders’ equity	102,120	103,184

	$166,545	$168,565

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Sales
Solutions	$22,741	$24,245	$44,443	$43,714
Recurring services	25,947	26,235	51,976	52,434

	48,688	50,480	96,419	96,148

Cost of goods sold
Solutions	15,523	15,286	30,705	27,590
Recurring services	7,405	7,192	14,696	14,666

	22,928	22,478	45,401	42,256

Gross margin
Solutions	7,218	8,959	13,738	16,124
Recurring services	18,542	19,043	37,280	37,768

	25,760	28,002	51,018	53,892

Research and development expenses	3,798	5,239	9,115	11,021
Selling, general and administrative expenses	18,956	20,208	39,649	41,008
Amortization of acquisition related intangible assets	714	582	1,409	1,163

Income from operations	2,292	1,973	845	700

Interest income	442	448	1,032	947
Interest expense	(32)	—	(32)	—
Other income (expense)	(204)	(125)	(348)	82

Income before taxes	2,498	2,296	1,497	1,729
Income taxes	1,099	700	970	538

Net income	$1,399	$1,596	$527	$1,191

Net income per share — basic	$0.04	$0.04	$0.01	$0.03

Shares used in basic per share computation	38,843	38,552	38,825	38,528

Net income per share — diluted	$0.04	$0.04	$0.01	$0.03

Shares used in diluted per share computation	39,586	39,114	39,366	39,143

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Six Months Ended August 31,
	2007	2006
Operating Activities
Net income	$527	$1,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,371	5,251
Non-cash compensation expenses	2,474	2,749
Change in accounts receivable	6,117	(6,003)
Other changes in operating activities	(7,911)	(4,442)

Net cash provided by (used in) operating activities	7,578	(1,254)

Investing Activities
Purchases of property and equipment	(3,183)	(8,614)
Purchase of Edify Corporation	—	(926)

Net cash used in investing activities	(3,183)	(9,540)

Financing Activities
Exercise of stock options	1,272	258
Repurchase of common stock	(3,168)	—

Net cash provided by (used in) financing activities	(1,896)	258

Effect of exchange rate changes on cash	(99)	423

Increase (decrease) in cash and cash equivalents	2,400	(10,113)
Cash and cash equivalents, beginning of period	28,215	42,076

Cash and cash equivalents, end of period	$30,615	$31,963

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Capital	Earnings (Deficit)	Income (Loss)	Total

Balances at February 28, 2007	38,727,628	$19	$101,608	$1,861	$(304)	$103,184

Net income	—	—	—	527	—	527

Foreign currency translation adjustment	—	—	—	—	378	378

Comprehensive income						905

Cumulative effect of adopting FIN 48	—	—	—	(2,547)	—	(2,547)

Exercise of stock options	281,480	—	1,272	—	—	1,272

Repurchase and retirement of shares	(400,000)	—	(3,168)	—	—	(3,168)

Stock-based compensation	—	—	2,474	—	—	2,474

Balances at August 31, 2007	38,609,108	$19	$102,186	$(159)	$74	$102,120

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED AUGUST 31, 2007
Note A — Basis of Presentation
     We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2007 has been derived from the audited financial statements at that date. We believe we have included all adjustments necessary for a fair presentation of the unaudited August 31, 2007 and 2006 consolidated financial statements. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with our audited financial statements and related notes for the three years ended February 28, 2007 included in our Annual Report on Form 10-K. Our Annual Report is available on our website at www.intervoice.com. Our operating results for the three and six month periods ended August 31, 2007 are not necessarily indicative of the results that may be expected for our fiscal year ending February 29, 2008, as our results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of our sales, the sales channel mix of products and services sold, and changes in general economic conditions, any of which could have a material adverse effect on our operations.
     Our consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive income (loss). Any foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Our total comprehensive income for the second quarter of fiscal 2008 and 2007 was $1.6 million and $1.8 million, respectively. For the six month periods ended August 31, 2007 and 2006, total comprehensive income was $0.9 million and $2.3 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.
Note B — Inventory
     Our inventory consisted of the following (in thousands):

	August 31, 2007	February 28, 2007
Purchased parts	$7,008	$4,475
Work in progress	12,258	9,276

	$19,266	$13,751

Note C — Property and Equipment
     Our property and equipment consisted of the following (in thousands):

	August 31, 2007	February 28, 2007
Land and buildings	$17,417	$17,385
Computer equipment and software	54,892	52,364
Furniture and fixtures	3,483	3,344
Hosted solutions equipment	17,219	16,481
Maintenance services equipment	6,807	7,274

	99,818	96,848
Less allowance for accumulated depreciation	67,129	62,419

Property and equipment, net	$32,689	$34,429

Note D — Stock-based Compensation
     We record stock-based compensation expense under SFAS 123R in connection with grants of stock options and restricted stock units. During the three and six months ended August 31, 2007, stock-based compensation expense was approximately $1.5 million and $2.5 million, respectively, and was approximately $1.4 million and $2.7 million for the three and six months ended August 31, 2006, respectively.

     Our shareholders approved the adoption of the Intervoice, Inc. 2007 Stock Incentive Plan at our annual meeting on July 23, 2007. The 2007 Stock Incentive Plan amends and restates the 2005 Stock Incentive Plan and becomes the sole plan for providing equity-based incentive compensation to our employees, non-employee directors and other service providers, and encompasses all remaining shares available for grant under all prior plans. The maximum number of shares available for grant under the 2007 Stock Incentive Plan is 1,000,000 shares plus all shares that remained available for grant under the 2005 Stock Incentive Plan as of the effective date of the 2007 Stock Incentive Plan, plus any outstanding awards under the 2005 Stock Incentive Plan that cease to be subject to the awards for any reason other than the awards having been exercised. At the adoption of the 2007 Stock Incentive Plan, an aggregate of approximately 1.8 million shares were available for grant. The Compensation Committee of our Board of Directors controls the granting of options and restricted stock units under the plan. Option prices are set at the closing price of the stock on the date of grant. Substantially all of the options have a 7-year term, and they generally vest ratably over a 3 or 4-year period. Restricted stock units generally vest ratably over a 3 or 4-year period or cliff vest at the end of a 2 to 4-year period. The Compensation Committee determines if the restricted stock units vest solely upon service requirements or the restricted stock units may contain additional performance requirements that serve to accelerate vesting if requisite criteria are met.
Note E — Stockholders’ Equity
     During the second quarter of fiscal 2008, the Compensation Committee of our Board of Directors approved grants of 189,498 Restricted Stock Units and 189,498 Performance Based Restricted Stock Units under the 2005 Stock Incentive Plan. Our 2005 Stock Incentive Plan is more fully described in Note J of our Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K. In accordance with the Committee’s procedures, such grants were effective as of the third business day following the definitive earnings release for the first quarter of fiscal 2008, or July 2, 2007. The closing market price of our stock on July 2, 2007 was $8.53 per share. The Restricted Stock Unit awards have a four-year ratable vesting schedule based upon continued service, with annual vesting dates on the third business day following the definitive earnings release for our fiscal years ending in 2008 through 2011. The Performance Based Restricted Stock Unit awards cliff vest on the third business day following the definitive earnings release for our 2011 fiscal year based upon continued service. Such awards may vest sooner based upon achievement of specific performance targets. If minimum threshold amounts of targeted revenues and targeted adjusted operating income are achieved for a fiscal year, the number of Performance Based Restricted Stock Units that would vest would be equal to twenty-five percent of the total number of Performance Based Restricted Stock Units awarded to a participant multiplied by a percentage between twenty and three hundred percent depending upon the level and mix of achievement with any such vesting to occur on the third business day following the definitive earnings release for that respective fiscal year.
     On July 10, 2007, our Board of Directors approved a share repurchase program for up to 2 million shares of our common stock, from time to time over the following two years in the open market or in negotiated transactions. The plan expires on July 10, 2009. The number of shares purchased and the timing of purchases under the program are based on the level of cash balances, general business and market conditions, securities law limitations and other factors, including alternative investment opportunities. Any repurchases are made using our cash resources, and the program may be amended, suspended or discontinued at any time. This program authorizes, but does not commit, us to repurchase shares of our common stock. As of August 31, 2007 and through October 5, 2007, we had repurchased 0.4 million shares at a total cost of approximately $3.2 million.
Note F — Restructuring and other charges
Fiscal 2008
     During the second quarter of fiscal 2008, we incurred approximately $0.4 million in net restructuring charges primarily related to facilities closure charges regarding our Orlando facility. These charges are reflected in Selling, General and Administrative expense in our Consolidated Statements of Operations.
     On May, 31, 2007, we became aware of the intention of a shareholder to solicit proxies to elect an alternate slate of nominees to our seven-member Board of Directors. Following a series of negotiations, effective June 22, 2007, three existing Board members resigned at the request of the Company to enable three of the nominees from the alternate slate put forth by the shareholder to join the Board. Following the resignations, the three nominees from the alternate slate were elected to fill the vacancies on the Board. We completed the re-election of our Board of Directors at our Annual Shareholders meeting held on July 23, 2007. Legal and other expenses of approximately $0.7 million incurred during this process, including reimbursement of approximately $0.4 million to the Chairman of our Board of Directors, are reported in Selling, General and Administrative expense in our Consolidated Statements of Operations.

     Accrued expenses at August 31, 2007 included amounts associated with a severance action and organizational change, affecting 45 positions, which occurred during the first quarter of fiscal 2008. Activity during the first six months of fiscal 2008 related to such accrual was as follows (in thousands):

			Accrued Balance
	Original Charge	Payments	August 31, 2007

Severance payments and related benefits	$1,804	$(927)	$877
We expect all remaining amounts related to this accrual to be paid during the remainder of fiscal 2008 and during fiscal 2009 from cash flow from operations.
     Fiscal 2007
     Accrued expenses at February 28, 2007 included amounts associated with three severance and organizational changes during fiscal 2007 affecting 55 positions as well as charges incurred in connection with the elimination of redundant office leases. Activity during the first six months of fiscal 2008 related to such accruals was as follows (in thousands):

	Accrued Balance		Accrued Balance
	February 28, 2007	Payments	August 31, 2007

Severance payments and related benefits	$886	$(708)	$178
Facility costs	134	(134)	—

Total	$1,020	$(842)	$178

We expect all remaining amounts related to this accrual to be paid within fiscal 2008 from cash flow from operations.
Note G — Income Taxes
     For the three and six months ended August 31, 2007, our effective tax rate of 44% and 65%, respectively, varies from the U.S. federal statutory rate primarily due to certain non-deductible expenditures, the valuation allowance associated with our U.K. deferred tax assets, and the effect of non-U.S. income tax rates. Our U.K. deferred tax assets remain fully reserved; accordingly, we did not recognize the tax benefit associated with our first and second quarter U.K. losses.
     For the three and six months ended August 31, 2006, our effective tax rate of 30% and 31%, respectively, varies from the U.S. federal effective tax rate primarily due to expected benefits to be realized from the use of state net operating losses and certain foreign deferred tax assets for which we had not previously realized a benefit due to our uncertainty related to utilization of those tax assets, and the effect of non-U.S. income tax rates.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 in the first quarter of fiscal 2008.
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

     We conduct business globally and, as a result, we, or one or more of our subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.K., Germany, Canada and the United States. Although we believe our tax estimates and our tax positions are reasonable, the final outcome of tax audits could be materially different, both favorable and unfavorable. With few exceptions, we are no longer subject to U.S. federal or major non-U.S. income tax examinations for years before fiscal 2005, and state and local income tax examinations for years before fiscal 2004. With respect to our U.S. federal, state and local net operating loss (“NOL”) carryforwards, we have years open under statutes of limitations back to fiscal year 2002, where tax authorities may not adjust income tax liabilities for these years, but can reduce NOL carryforwards and other tax attribute carryforwards to future open tax years.
     We recognize potential interest and penalties related to unrecognized tax benefits as interest expense and penalties expense, respectively. For the six month period ending August 31, 2007, we have accrued less than $0.1 million for the potential payment of interest and penalties related to uncertain tax positions.
Note H — Earnings Per Share

	(in thousands, except per share data)
	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Numerator:

Net income	$1,399	$1,596	$527	$1,191

Denominator:

Denominator for basic earnings per share	38,843	38,552	38,825	38,528
Dilutive potential common shares
Employee stock-based awards	743	562	541	615

Denominator for diluted earnings per share	39,586	39,114	39,366	39,143

Net income per share
Basic	$0.04	$0.04	$0.01	$0.03
Diluted	$0.04	$0.04	$0.01	$0.03
     Additional dilution from assumed exercises of stock-based awards is dependent upon several factors including the market price of our common stock. Options to purchase 5,371,241 and 7,486,987 shares of common stock at average exercise prices of $9.14 and $8.83 per share were outstanding during the three month periods ended August 31, 2007 and 2006, respectively, but were excluded from the calculation of dilution because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits, and therefore, the effect would have been anti-dilutive. Options to purchase 5,478,741 and 7,300,237 shares at average exercise prices of $9.10 and $8.89 were outstanding during the six month periods ended August 31, 2007 and 2006, respectively, but were excluded from the calculation of dilution because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits, and therefore, the effect would have been anti-dilutive.
Note I — Operating Segment Information and Major Customers
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and support services, and hosted solutions. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and six month periods ended August 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Voice portal solution sales	$13,528	$19,254	$26,777	$32,998
Messaging solution sales	7,992	3,569	14,518	7,287
Payment solution sales	1,221	1,422	3,148	3,429

Total solution sales	22,741	24,245	44,443	43,714

Maintenance and related services revenues	21,581	20,666	42,856	40,851
Hosted solutions revenues	4,366	5,569	9,120	11,583

Total recurring services revenues	25,947	26,235	51,976	52,434

Total sales	$48,688	$50,480	$96,419	$96,148

     Geographic Operations
     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and six month periods ended August 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

North America	$31,052	$32,206	$62,216	$59,247
Europe	8,106	6,647	16,357	15,383
Middle East and Africa	5,636	4,482	10,567	7,559
Central and South America	2,210	4,718	3,246	9,444
Pacific Rim	1,684	2,427	4,033	4,515

Total	$48,688	$50,480	$96,419	$96,148

     Concentration of Revenue
     No customers accounted for 10% of our revenues during the three and six months ended August 31, 2007 and 2006.
Note J — Contingencies
Intellectual Property Matters
     We generally provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review, analysis and, where appropriate, opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Other than the current litigation with a patent holder discussed in “Pending Litigation” in this Note J, no such litigation is currently pending against us. We currently have a portfolio of 89 United States patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.

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
     A number of customers, including customers of ours and our Edify Corporation subsidiary (“Edify”) have been sued as defendants in several lawsuits brought by RAKTL. Many of these cases have been consolidated for discovery purposes in the United States District Court for the Central District of California, Case No. ML07-1816-RGU (FFMx). Several of these defendants who are also customers have notified us or Edify of the lawsuits pursuant to the indemnity paragraphs of their respective sales agreements and have indicated to us that the lawsuits could potentially impact the defense and indemnity paragraphs of their respective sales agreements. Neither we nor Edify believe that we have a current obligation to defend or indemnify these customers in connection with the current allegations made in the RAKTL lawsuits and when contacted we have requested that the customers provide additional information concerning the assertions made by RAKTL.
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
     We have received letters from Webley Systems (“Webley”), a division of Parus Holdings, Inc. (“Parus”), and its counsel alleging that certain patents cover one or more of our products and services. In the letters, Parus offers a license to the patents. As a result of the correspondence, we conducted discussions with Parus. We have not had any recent discussions with Parus. Based on reviews by our outside counsel, we are not currently aware of any valid and enforceable claims under the Webley patents that are infringed by our products or services.

Pending Litigation
     David Barrie, et al., on Behalf of Themselves and All Others Similarly Situated v. InterVoice-Brite, Inc., et al., No. 3-01CV1071-K, pending in the United States District Court, Northern District of Texas, Dallas Division:
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
     On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted our petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. The briefing on the merits of our appeal is now complete, and oral argument occurred on October 1, 2007. We filed a motion to stay further discovery pending the Fifth Circuit’s decision on the merits of our appeal, but the District Court denied our motion. The District Court granted Plaintiffs’ motion for leave to file a second amended compliant and we have moved to dismiss portions of that amended complaint. We are in the process of continuing to produce documents in response to the Plaintiffs’ requests for production. We believe that we and our officers and directors complied with the applicable securities laws and will continue to vigorously defend the case.
     Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC), pending in the United States District Court for the Northern District of California, San Francisco Division: On December 13, 2006, Phoenix Solutions, Inc. (“Phoenix”) filed suit against Sony Electronics, Inc. (“Sony”) in the United States District Court for the Central District of California for infringement of U.S. Patent Nos. 6,615,172, 6,633,846, 6,665,640 and 7,050,977. On February 9, 2007, Sony filed its answer to Phoenix’s claims of infringement, denied any liability and filed a counterclaim alleging that the patents were neither valid nor infringed by Sony. On February 26, 2007, Sony filed a third party complaint against the Company for alleged breach of warranty of title and the warranty against infringement related to the claims of infringement made by Phoenix against Sony. In its third party complaint, Sony seeks to recover actual damages suffered by it in the event a final judgment is entered against Sony or it is otherwise liable for any damages, fees or costs arising out of the claims of patent infringement made by Phoenix against the Sony interactive voice response system. On April 9, 2007, the Company filed its motion to dismiss the third party complaint. The trial court transferred the case to the United States District Court for the Northern District of California, San Francisco Division, and the case is now styled Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC). In the event that the court does not grant the pending motion to dismiss, the Company intends to vigorously defend itself against any and all claims made against it.
Audit Committee Investigation and Settlement with the SEC
     During fiscal 2005, our Audit Committee conducted an investigation of certain transactions that occurred during our fiscal years 2000 through 2002. The Audit Committee was assisted in its investigation by separate independent legal counsel and a national accounting firm. The Audit Committee reported the results of its investigation to the SEC, and we cooperated with the SEC in its own investigation regarding the transactions. We provided documents to the SEC in response to a subpoena and informal requests for information about the transactions, and several of our current and former officers and non-officer employees have provided testimony to the SEC. We have honored our obligation to reimburse legal fees incurred by certain recipients of the subpoenas. One of our former officers entered into an agreement in connection with this investigation pursuant to which he agreed to pay certain amounts in settlement of claims asserted by the SEC. We do not intend to pay or reimburse any amounts paid in settlement by this former officer.

     The Audit Committee investigation found that we accounted for certain transactions incorrectly during our fiscal years 2000 through 2002. The Audit Committee investigation concluded that a $0.9 million payment made by Intervoice to a publicly held supplier purportedly for certain prepaid licenses was linked to an agreement to amend a 1997 warrant issued to us by the supplier (the “supplier warrant”) to permit our cashless exercise of the supplier warrant. As a result, we believe the $0.9 million payment should have been recorded as a reduction in the $21.4 million gain we recognized on the sale of the shares underlying the supplier warrant during the fourth quarter of fiscal 2001 and should not have been recorded as prepaid license inventory. Our payment to the supplier may have rendered unavailable a nonexclusive registration exemption for the sale of the shares underlying the supplier warrant. The Audit Committee investigation also found that we intentionally provided the same supplier false or misleading documents for such supplier to use to support such supplier’s improper recognition of revenue in calendar 2001.
     The Audit Committee investigation and review further found that six of the seven customer sales transactions the Committee investigated were accounted for incorrectly and that there was intentional misconduct in at least one of those sales transactions. These six transactions occurred at the end of quarters in which we just met analysts’ expectations with respect to earnings per share. The Audit Committee found that we improperly recognized revenue in a quarter-end barter transaction involving approximately 0.4% of annual revenues for fiscal 2000, and that we improperly accelerated the recognition of revenue in five quarter-end transactions totaling approximately 0.4% and 0.3% of annual revenues in fiscal 2000 and fiscal 2002, respectively. As a result of work performed in responding to the SEC subpoena, the Audit Committee concluded that Intervoice also improperly recognized approximately $5.4 million of revenue in two sales transactions during the second and third quarters of fiscal 2002 because the transactions were subject to oral side agreements that gave our customer expanded rights of return. We subsequently reversed the $5.4 million of revenue during the fourth quarter of fiscal 2002 in connection with a return of the related systems. We also provided documents to the SEC concerning these two additional sales transactions pursuant to a separate subpoena. Separately, the Audit Committee determined that in September 2001 one of our current executive officers improperly communicated Intervoice information to a shareholder.
     Our management has concluded, with the concurrence of the Audit Committee and our prior external auditors, that restatement of our prior period financial statements to adjust for the findings of the Audit Committee investigation and review is not necessary. In reaching this conclusion, we considered the impact of the incorrect accounting on each of the periods affected, the ages of the affected financial statements and the lack of any material changes in prior period trends as a result of the incorrect accounting. In addition, we noted that since the date of the most recent transaction reviewed in the investigation, we have restructured our business, made significant management changes, consolidated our physical operations, significantly reduced our fixed operating costs and refinanced and repaid all of our major debt obligations.
     The SEC recently accepted our offer of settlement to the institution by the SEC of administrative cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 (“Securities Act”) and Section 21C of the Securities Exchange Act of 1934 (“Exchange Act”). We agreed to an SEC order that we cease and desist from committing or causing any violations and any future violations of Sections 5(a), 5(c) and 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-3 thereunder. In addition, we agreed to pay disgorgement of $701,630 and prejudgement interest of $241,000, in connection with our amendment and exercise of the supplier warrant and sale of the shares underlying the supplier warrant. Since our financial statements for the fiscal year ended February 28, 2007 reflected a reserve for those payments, the SEC’s order will not affect our earnings for the current fiscal year. In consenting to the SEC’s entry of its order, we did not admit or deny the SEC’s findings, except as to its jurisdiction over us and the subject matter of the proceedings, which we admitted.
Other Matters
     We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of the lawsuits and other matters described above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to our financial position or results of operations.
     We are a party to many routine contracts in which we provide general indemnities and warranties in the normal course of business to third parties for various risks. These indemnities and warranties are discussed in the following paragraphs. Except in specific circumstances where we have determined that the likelihood of loss is probable and the amount of the loss quantifiable, we have not recorded a liability for any of these indemnities and warranties. In general, we are not able to estimate the potential amount of any liability relating to these indemnities and warranties.
     Many of our contracts, particularly for hosted solutions, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant and have a material effect on our revenues, financial condition, results of operations and cash flows.
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
     We are obligated under letters of credit totaling approximately $0.4 million issued by a bank to guarantee our performance under a long-term international managed services contract and related proposals. These letters of credit expire during fiscal 2008 and fiscal 2009. Our existing letter of credit facility allows for up to $2.0 million of outstanding letters of credit.
     We had employment agreements with our three most senior executive officers (President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Operating Officer), three other officers and seven senior vice presidents at August 31, 2007. One agreement with a senior executive officer requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with such agreement were terminated for one of the preceding reasons during fiscal 2008, we would incur costs ranging from $0.6 million to $1.2 million. The agreements with two other senior executive officers require us to make termination payments of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to two times the officer’s annual base compensation including bonuses in connection with a termination of the officer’s services within an 18 month period following a change in ownership of Intervoice, as defined in the agreements. If both of these officers were terminated for one of the preceding reasons during fiscal 2008, we would incur costs ranging from $0.9 million to $1.2 million. The remaining agreements with other officers provide for their employment through December 2007 for one of the officers and through August 2008 with respect to the remaining two officers. If we terminated these officers prior to the expiration of their contracts, we would owe them the greater of their compensation for the unexpired term of the contracts or one-half of their annual compensation under the contract. If these three other officers were terminated during fiscal 2008, we would incur costs ranging from $0.3 million to $0.5 million. The seven agreements with senior vice presidents were effective March 1, 2007 with two year initial terms. In the event of a Corporate Change as defined in the agreement, for any executive that has less than one year remaining in the employment term, the employment term would automatically be extended to be effective through the date that is one year following the effective date of the Corporate Change. In the event that these agreements were terminated without cause, the executive would be entitled to his or her base salary for a period of 12 months following the termination date. If the seven senior vice presidents were terminated during fiscal 2008, we would incur costs of approximately $1.5 million.
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
     We have a qualified obligation to reimburse legal fees and indemnify certain current and former officers and other employees of Intervoice in connection with activities resulting from the Audit Committee investigation and related SEC inquiries described in “Audit Committee Investigation and Settlement with the SEC” above.
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
Note K — Subsequent Event
     On October 1, 2007, the Compensation Committee of the Board of Directors granted 270,833 Restricted Stock Units to various employees of the Company primarily to retain those individuals in continued service and to align the interests of those individuals with those of our shareholders. These Restricted Stock Units were granted under the 2007 Stock Incentive Plan. The Restricted Stock Unit awards generally vest ratably over a three year period based upon continued service, with vesting to occur on the third business day following the definitive earnings release for our second fiscal quarter of fiscal 2009, 2010 and 2011. The closing market price of our stock on October 1, 2007 was $9.83 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use estimates and assumptions that affect the reported amounts and related disclosures that we believe are reasonable under the circumstances. Actual results may vary from those estimates under different assumptions or circumstances. Our critical accounting policies are discussed fully in our Annual Report on Form 10-K for the year ended February 28, 2007. There have been no material changes in our critical accounting policies since February 28, 2007.
     Sales. We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and support services, and hosted solutions. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and six month periods ended August 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended August 31,			Six Months Ended August 31,
	2007	% Change	2006	2007	% Change	2006

Voice portal solution sales	$13,528	(29.7)%	$19,254	$26,777	(18.9)%	$32,998
Messaging solution sales	7,992	123.9%	3,569	14,518	99.2%	7,287
Payment solution sales	1,221	(14.1)%	1,422	3,148	(8.2)%	3,429

Total solution sales	22,741	(6.2)%	24,245	44,443	1.7%	43,714

Maintenance and related services revenues	21,581	4.4%	20,666	42,856	4.9%	40,851
Hosted solutions revenues	4,366	(21.6)%	5,569	9,120	(21.3)%	11,583

Total recurring services revenues	25,947	(1.1)%	26,235	51,976	(0.9)%	52,434

Total sales	$48,688	(3.5)%	$50,480	$96,419	0.3%	$96,148

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and six month periods ended August 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended August 31,			Six Months Ended August 31,
	2007	% Change	2006	2007	% Change	2006

North America	$31,052	(3.6)%	$32,206	$62,216	5.0%	$59,247
Europe	8,106	21.9%	6,647	16,357	6.3%	15,383
Middle East and Africa	5,636	25.7%	4,482	10,567	39.8%	7,559
Central and South America	2,210	(53.2)%	4,718	3,246	(65.6)%	9,444
Pacific Rim	1,684	(30.6)%	2,427	4,033	(10.7)%	4,515

Total	$48,688	(3.5)%	$50,480	$96,419	0.3%	$96,148

     International sales comprised 36% of our total sales during the second quarter of fiscal 2008, consistent with the second quarter of fiscal 2007. International sales comprised 35% of our total sales during the six months ended August 31, 2007, down from 38% for the six months ended August 31, 2006.
     Total sales for the second quarter of fiscal 2008 decreased 3.5% as compared to the second quarter of fiscal 2007. Total sales for the first six months of fiscal 2008 increased slightly compared to the first six months of fiscal 2007.
     Decreases in sales of voice portal solutions and payment solutions for the three and six months ended August 31, 2007 were offset by increases in messaging solutions sales. Sales of voice portal solutions for the three and six months ended August 31, 2006 included approximately $3.5 million from a customer in the Central and South American market for additional capacity that was recognized on the accrual basis. In addition, sales of voice portal solutions for the first six months of fiscal 2007 included approximately $2.5 million of revenue from the same customer in the Central and South American market that was recognized on a cash basis. Based on the uncertain political situation in this customer’s country, during the fourth quarter of fiscal 2007, we returned to the cash basis of accounting for any future activity with this customer. Sales of messaging solutions for the three and six months ended August 31, 2007 included $3.2 million and $6.5 million, respectively, recognized under a $10.3 million media exchange contract entered into in February 2007. In addition, sales of messaging solutions for the three and six months ended August 31, 2007 included sales of additional capacity to existing customers. Sales of messaging solutions included approximately $2.8 million and $3.6 million for the second quarter and first six months of fiscal 2006, respectively, under the first two contracts of our new advanced messaging product — media exchange for networks. Our sales of payment solutions continue to primarily reflect sales of capacity upgrades to existing customers.
     The increase in our maintenance and related services revenue in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 includes increases of $0.5 million (2.6%) in maintenance revenues on voice portal solutions and $0.7 million (54.1%) in maintenance revenues on messaging solutions, offset by a decrease of $0.3 million (27.1%) in maintenance revenues on payment solutions. The increase in our maintenance and related services revenue in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 includes increases of $1.3 million (3.5%) in maintenance revenues on voice portal solutions and $1.0 million (41.9%) in maintenance revenues on messaging solutions, offset by a decrease of $0.3 million (13.9%) in maintenance revenues on payment solutions.
     The 21.6% decrease in hosted solutions revenue in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 includes an increase of $0.4 million (10.5%) in revenues from our North American enterprise customers offset by net reductions of $1.6 million (87.4%) in revenues from our international network customers. The 21.3% decrease in hosted solutions revenue in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 includes growth of $1.2 million (17.5%) in revenues from our North American enterprise customers offset by net reductions of $3.7 million (83.8%) in revenues from our international network customers. The reduction in our international network revenues reflects the expiration of a long term hosted solution contract during the second quarter of fiscal 2007. Sales under this contract totaled approximately $1.0 million and $2.9 million for the three and six months ended August 31, 2006.
     No customers accounted for 10% of our revenues during the three and six months ended August 31, 2007 and 2006.
     We are prone to quarterly fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $1.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales may be unevenly distributed throughout the fiscal year. We use a system combining estimated sales from our recurring services contracts, our backlog of committed solutions orders and our “pipeline” of solutions sales opportunities to estimate sales and trends in our business. For the quarters and six month periods ended August 31, 2007 and 2006, sales were sourced as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Sales from recurring services and support contracts, including contracts for hosted solutions	53%	52%	54%	55%
Sales from beginning solutions backlog	37%	21%	35%	25%
Sales from the quarter’s pipeline	10%	27%	11%	20%

	100%	100%	100%	100%

     Our service and support contracts range in original duration from one month to five years, with most hosted solutions contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, we do not consider our book of services contracts to be reportable backlog, as a portion of the potential revenue reflected in the contract values may never be realized if customers elect to cancel. Nevertheless, it is easier for us to estimate service and support revenues than to estimate solutions sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

     Our backlog is made up of customer orders for solutions for which we have received complete purchase orders. Backlog as of the end of our last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
August 31, 2007	$64,463
May 31, 2007	$60,411
February 28, 2007	$54,115
November 30, 2006	$46,345
August 31, 2006	$41,639
     We generally expect all projects in our existing backlog to be initiated within the next twelve months and most of such backlog to be recognized as revenue within twelve months. However, some of our larger, more complex network projects may extend for longer periods. Approximately 19% of our backlog could convert to revenue subsequent to twelve months. The accuracy of any estimate of future sales is dependent, in part, on our ability to project the amount of revenue to be contributed from beginning solutions backlog during any fiscal quarter. Our ability to estimate the amount of backlog that will be converted to revenue in any fiscal quarter can be affected by factors outside our control, including changes in project timing requested by our customers and cash collections from certain international customers. Approximately 25% of our solutions backlog at August 31, 2007 is associated with customers for which revenue is recognized on a cash basis which impacts the time between project completion and revenue recognition.
     Our pipeline of opportunities for solutions sales is the aggregation of our sales opportunities for which we have not received a purchase order, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. Accordingly, upward or downward trends in our total pipeline are not necessarily meaningful from a financial analysis perspective. While we incorporate an estimate of sales from pipeline into our business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to solutions sales in a particular quarter or over a longer period of time. While we know the amount of solutions backlog available at the beginning of a quarter, we must speculate on our pipeline of solutions opportunities for the quarter. Our accuracy in estimating total solutions sales for the next fiscal quarter is, therefore, highly dependent upon our ability to successfully estimate which pipeline opportunities will close during the quarter. During the three and six months ended August 31, 2006, pipeline sales included $3.5 million for capacity upgrades for a customer in the Central and South American market.
     Cost of Goods Sold. Cost of goods sold was comprised of the following for the quarters and six month periods ended August 31, 2007 and 2006 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Solutions COGS	$15,523	$15,286	$30,705	$27,590
As percentage of solutions sales	68.3%	63.0%	69.1%	63.1%

Recurring services COGS	$7,405	$7,192	$14,696	$14,666
As percentage of services sales	28.5%	27.4%	28.3%	28.0%

Total COGS	$22,928	$22,478	$45,401	$42,256
As percentage of total sales	47.1%	44.5%	47.1%	43.9%
     The percentage of solutions cost of goods sold of solutions sales in the second quarter and first six months of fiscal 2008 as compared to the second quarter and first six months of fiscal 2007 was negatively impacted by the work performed during fiscal 2008 on the $10.3 million media exchange contract entered into in February 2007, as we recognized no net margin on approximately $3.2 million and $6.5 million of revenue recognized under this contract during the second quarter and first six months of fiscal 2008, respectively. This contract is expected to be a loss contract and in the fourth quarter of fiscal 2007 we recorded a loss contract provision of $2.0 million. In addition, we provided an additional loss provision of approximately $0.2 million during the first quarter of fiscal 2008. Cost of goods sold for this project includes $1.7 million and $2.9 million of research and development costs specifically related to this contract for the three and six month periods ended August 31, 2007, respectively, as further discussed in “Research and Development Expenses” below.

     Research and Development Expenses.

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Research and development expenses (in thousands)	$3,798	$5,239	$9,115	$11,021
As percentage of total sales	7.8%	10.4%	9.5%	11.5%
     Research and development expenses include the design of new products and the enhancement of existing products. Research and development expenses are lower during the second quarter and first six months of fiscal 2008 compared to respective prior periods because development costs of approximately $1.7 million and $2.9 million, respectively, related specifically to the large media exchange contract we entered into during the fourth quarter of fiscal 2007 are reported in cost of goods sold rather than research and development expenses in our Consolidated Statements of Operations. This reduction is offset, in part, by increased resources required to support the technology acquired from Nuasis during the third quarter of fiscal 2007.
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
     We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
     Selling, General and Administrative Expenses.

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006

Selling, general and administrative expenses (in thousands)	$18,956	$20,208	$39,649	$41,008
As percentage of total sales	38.9%	40.0%	41.1%	42.7%
     Selling, general and administrative expenses for the second quarter and first six months of fiscal 2008 reflect decreases as compared to the second quarter and first six months of fiscal 2007. These decreases reflect anticipated cost savings resulting from the restructuring activities undertaken over the past year. Salary and related charges decreased approximately $0.8 million and $0.9 million, respectively, for the quarter and six month periods. Rent expense decreased approximately $0.3 million and $0.5 million, respectively, for the referenced periods. In addition, marketing expenses are down approximately $0.3 million for the three and six month periods ended August 31, 2007 as compared to the comparable prior year periods. These decreases are partially offset by increases in depreciation expense of $0.6 million and $1.0 million for the three and six month periods ended August 31, 2007, respectively, as compared to the same periods in 2006, relating primarily to depreciation on the new ERP system that we implemented in September 2006.
     On May, 31, 2007, we became aware of the intention of a shareholder to solicit proxies to elect an alternate slate of nominees to our seven-member Board of Directors. Following a series of negotiations, effective June 22, 2007, three existing Board members resigned at the request of the Company to enable three of the nominees from the alternate slate put forth by the shareholder to join the Board. Following the resignations, the three nominees from the alternate slate were elected to fill the vacancies on the Board. We completed the re-election of our Board of Directors at our Annual Shareholders meeting held on July 23, 2007. Legal and other expenses of approximately $0.7 million incurred during this process, including reimbursement of approximately $0.4 million to the Chairman of our Board of Directors, are reported in Selling, General and Administrative expense in our Consolidated Statements of Operations.
     Amortization of Acquired Intangible Assets. We recorded amortization of approximately $0.7 million and $1.4 million related to the amortization of acquired intangible assets in the second quarter and first six months of fiscal 2008, respectively. Such amortization related to intangible assets acquired in the purchase of certain assets from Nuasis, the acquisition of Edify and the merger with Brite Voice Systems. Such amortization expense increased $0.1 million and $0.2 million as compared to the second quarter and first six months of fiscal 2007, respectively, primarily as a result of the amortization of the intangible assets acquired in the purchase of certain assets from Nuasis during the third quarter of fiscal 2007.
     Income Taxes. For the three and six months ended August 31, 2007, our effective tax rate of 44% and 65%, respectively, varies from the U.S. federal statutory rate primarily due to certain non-deductible expenditures, the valuation allowance associated with our U.K. deferred tax assets, and the effect of non-U.S. income tax rates. Our U.K. deferred tax assets remain fully reserved; accordingly, we did not recognize the tax benefit associated with our first and second quarter U.K. losses.
     For the three and six months ended August 31, 2006, our effective tax rate of 30% and 31%, respectively, varies from the U.S. federal effective tax rate primarily due to expected benefits to be realized from the use of state net operating losses and certain foreign deferred tax assets for which we had not previously realized a benefit due to our uncertainty related to utilization of those tax assets, and the effect of non-U.S. income tax rates.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 in the first quarter of fiscal 2008.
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
     We conduct business globally and, as a result, we, or one or more of our subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.K., Germany, Canada and the United States. Although we believe our tax estimates and our tax positions are reasonable, the final outcome of tax audits could be materially different, both favorable and unfavorable. With few exceptions, we are no longer subject to U.S. federal or major non-U.S. income tax examinations for years before fiscal 2005, and state and local income tax examinations for years before fiscal 2004. With respect to our U.S. federal, state and local net operating loss (“NOL”) carryforwards, we have years open under statutes of limitations back to fiscal year 2002, where tax authorities may not adjust income tax liabilities for these years, but can reduce NOL carryforwards and other tax attribute carryforwards to future open tax years.

     We recognize potential interest and penalties related to unrecognized tax benefits as interest expense and penalties expense, respectively. For the six month period ending August 31, 2007, we have accrued less than $0.1 million for the potential payment of interest and penalties related to uncertain tax positions.
     Liquidity and Capital Resources. We had approximately $30.6 million in cash and cash equivalents at August 31, 2007. Our cash balances increased $2.4 million during the six months ended August 31, 2007, with operating activities providing $7.6 million of cash, net investing activities using $3.2 million of cash and net financing activities using $1.9 million in cash.
     Operating cash flow for the six months ended August 31, 2007 was impacted primarily by increases in our inventory and collections on our accounts receivable. Inventory has increased primarily due to costs incurred on large customer projects which are not completed and for which revenue has not been recognized. Accounts receivable has decreased as a result of continuing focus on balance sheet management. Our days sales outstanding of accounts receivable was 57 days at August 31, 2007, down from 70 days at February 28, 2007, and unchanged from 57 days at August 31, 2006.
     For sales of certain of our more complex, customized systems (generally ones with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. These contracts provide for scheduled billings as certain contractual performance criteria are met. Unbilled receivables accrued under this methodology totaled $8.2 million (26.5% of total net receivables) at August 31, 2007, up from $7.3 million (19.7% of total net receivables) at February 28, 2007. We expect to bill and collect a substantial portion of our unbilled receivables as of August 31, 2007 within the next twelve months.
     While we continue to focus on the level of our investment in accounts receivable, we generate a significant percentage of our sales, particularly sales of enhanced telecommunications services systems, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases, however, we only recognize revenue at such time as our system or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, this policy may result in our recognizing revenue on a “cash basis,” thereby limiting revenue recognition on certain sales of systems and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.
     We used $3.2 million of cash on investing activities during the first six months of fiscal 2007. Approximately $0.7 million of this amount related to equipment to support our hosted solutions business, $0.7 million for costs in connection with our SAP implementation and $1.8 million primarily related to our overall computing environment.
     During the six months ended August 31, 2007, our financing activities used $1.9 million in net cash flow. Our option holders exercised options to purchase 0.3 million shares of our common stock providing us with $1.3 million in cash.
     We are obligated under letters of credit totaling approximately $0.4 million issued by a bank to guarantee our performance under a long-term international managed services contract and related proposals. These letters of credit expire during fiscal 2008 and fiscal 2009. Our existing letter of credit facility allows for up to $2.0 million of outstanding letters of credit.
     On July 10, 2007, our Board of Directors approved a share repurchase program for up to 2 million shares of our common stock, from time to time over the following two years in the open market or in negotiated transactions. The plan expires on July 10, 2009. The number of shares purchased and the timing of purchases under the program are based on the level of cash balances, general business and market conditions, securities law limitations and other factors, including alternative investment opportunities. Any repurchases are made using our cash resources, and the program may be amended, suspended or discontinued at any time. This program authorizes, but does not commit, us to repurchase shares of our common stock. As of August 31, 2007 and through October 5, 2007, we had repurchased 0.4 million shares at a total cost of approximately $3.2 million.

     During the second quarter of fiscal 2008, the Compensation Committee of our Board of Directors approved grants of 189,498 Restricted Stock Units and 189,498 Performance Based Restricted Stock Units under the 2005 Stock Incentive Plan. Our 2005 Stock Incentive Plan is more fully described in Note J of our Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K. In accordance with the Committee’s procedures, such grants were effective as of the third business day following the definitive earnings release for the first quarter of fiscal 2008, or July 2, 2007. The closing market price of our stock on July 2, 2007 was $8.53 per share. The Restricted Stock Unit awards have a four-year ratable vesting schedule based upon continued service, with annual vesting dates on the third business day following the definitive earnings release for our fiscal years ending in 2008 through 2011. The Performance Based Restricted Stock Unit awards cliff vest on the third business day following the definitive earnings release for our 2011 fiscal year based upon continued service. Such awards may vest sooner based upon achievement of specific performance targets. If minimum threshold amounts of targeted revenues and targeted adjusted operating income are achieved for a fiscal year, the number of Performance Based Restricted Stock Units that would vest would be equal to twenty-five percent of the total number of Performance Based Restricted Stock Units awarded to a participant multiplied by a percentage between twenty and three hundred percent depending upon the level and mix of achievement with any such vesting to occur on the third business day following the definitive earnings release for that respective fiscal year.
     On October 1, 2007, the Compensation Committee of the Board of Directors granted 270,833 Restricted Stock Units to various employees of the Company primarily to retain those individuals in continued service and to align the interests of those individuals with those of our shareholders. These Restricted Stock Units were granted under the 2007 Stock Incentive Plan. The Restricted Stock Unit awards generally vest ratably over a three year period based upon continued service, with vesting to occur on the third business day following the definitive earnings release for our second fiscal quarter of fiscal 2009, 2010 and 2011. The closing market price of our stock on October 1, 2007 was $9.83 per share.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See “Intellectual Property Matters”, “Pending Litigation” and “Audit Committee Investigation and Settlement with the SEC” in Note J of Part I of this quarterly report on Form 10-Q.
Item 1A. Risk Factors
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:
•	Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline. Our revenue and operating results have fluctuated in the past and we expect further fluctuations in the future. Given these fluctuations, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future, which could cause our stock price to decline. Factors that contribute to fluctuations in our operating results and can preclude our ability to accurately forecast our results include the following:
•	variability in the time periods necessary to complete projects and achieve project milestones in order to recognize revenue, which may be influenced by volume, size, timing, contractual terms of new licenses and renewals of existing licenses and cash basis revenues;

•	the components of our revenue that are deferred, including our subscription-based hosted solutions and that portion of our software licenses attributable to support and maintenance;

•	volume, timing and fulfillment of customer orders, particularly with respect to large orders (sales of approximately $1.0 million or more), some of which are completed in the same quarter in which they are ordered and some of which are completed over several quarters, and fluctuations in demand for our products and services;

•	our ability to complete orders from our solutions backlog, subject to timing changes requested by our customers, and projects accounted for on a percentage of completion basis, including estimates based on a variety of factors and subject to revision;

•	our ability to convert our pipeline of opportunities into sales;

•	the use of low pricing to win important customers, and the possible recognition of loss contingencies for certain projects that we estimate will be delivered at a negative gross margin;

•	the lengthy sales cycle for our products, which typically involve comprehensive solutions that may require detailed customer evaluations;

•	the performance of our international business, which accounts for a significant portion of our consolidated revenues, and fluctuations in foreign currency exchange rates;

•	the mix of products we sell and services we offer and whether our products are sold through our direct sales force or through an intermediary;

•	introduction of new products, product upgrades or updates by us or our competitors, and any resulting customer delays in purchasing products;

•	any increased price sensitivity by our customers, particularly due to increased competition including open source or free software;

•	periodic difficult economic conditions, particularly affecting the technology industry, as well as economic uncertainties;

•	higher than anticipated costs related to fixed-price contracts with our customers;

•	our ability to effectively manage our operating expense levels;

•	timing of significant marketing and sales promotions, and expenses incurred pursuing new product or market opportunities;

•	stock-based compensation expense, which we began recognizing for our stock-based compensation plans in the first quarter of fiscal 2007;

•	costs and charges related to certain events, including Sarbanes-Oxley compliance efforts, matters relating to our litigation;

•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;

•	factors that lead to substantial declines in estimated values of long-lived assets below their carrying value; and

•	changes in generally accepted accounting principles.
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
•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Note J in Item 1 of Part I of this quarterly report on Form 10-Q. Furthermore, we may become subject to claims. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. We may be required to indemnify certain of our current and former directors and officers under existing arrangements in connection with the defense, or advancement of defense-related expenses, we are currently providing to certain individuals in connection with the class action lawsuit. Our insurance policies provide coverage for certain losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Note J or to other litigation based on claims that are substantially the same as the claims in the Barrie class action and contain other customary provisions to limit or exclude coverage for certain losses and expenses.
•	We face intense competition based on product capabilities and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Avaya, Nortel, Nuance Communications, Comverse Technology, Unisys and Alcatel/Lucent. Many of our competitors have greater financial, technological and marketing resources than we have, as well as greater name recognition. Although we have committed substantial resources to enhance our existing products and to develop and market new products, there is no assurance we will be successful. In addition, it is possible that new entrants to the market and strategic acquisitions and partnerships between existing companies could increase the competition in the markets in which we participate. An increase in such competition could materially adversely affect our ability to sell our products, thereby adversely affecting our business, operating results and financial condition.

•	We may not be successful in selling and implementing our products and services in the face of the new, standards-based market. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. The markets for our products have required a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s ®.NET environments utilizing VoiceXML and/or SALT standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift places new challenges on us to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, to respond to potentially different competitors, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. Failure to develop, enhance, acquire and introduce new products and services to respond to continually changing market conditions or customer requirements, or lack of customer acceptance of our products or services will materially adversely affect the value of our intellectual property, barriers to entry to our business, customer retention, gross margins, and the results of operations and financial condition.
•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our hardware components are available only from a small number of vendors. Likewise, we license speech recognition technology primarily from Nuance Communications, Inc., the dominant vendor for this technology. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.
•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs. We believe software and technology companies, including us and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in accordance with indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available and, if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on our business, financial condition and results of operations.

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were

36% of total sales for each of the quarters ended August 31, 2007 and 2006. International sales, personnel and property are subject to certain risks, including:
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
•	We have sustained operating losses in the past, and may incur additional losses in the future which may require us to raise additional capital on unfavorable terms. We cannot be certain that our revenue will grow or that we will achieve or maintain profitable operations in the future. If we are unable to return to and maintain profitability, the market price for our stock may decline, perhaps substantially. If we have significant operating losses, we may be required to raise additional capital to maintain or grow our operations. Such additional capital may only be available at unfavorable terms that could be dilutive to existing shareholders, have a high interest rate, contain restrictive covenants, or contain other unfavorable terms.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Please refer to “Liquidity and Capital Resources” in Item 2 of Part I for a discussion of our share repurchase program.
     The following table sets forth our purchases of common stock during the three months ended August 31, 2007:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
2007	Shares Purchased	Paid Per Share	Programs	Programs
June	—	—	—	—
July	71,813	$7.94	71,813	1,928,187
August	328,187	$7.92	328,187	1,600,000

Total	400,000	$7.92	400,000	1,600,000

Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of our shareholders was held at 3:00 p.m., local time, on Monday, July 23, 2007 in Dallas, Texas.
     Our Board of Directors solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors nominees as listed in the proxy statement, and all such nominees were duly elected. The following persons are the nominees of the Board of Directors who were elected as directors at the annual meeting: David W. Brandenburg, Timothy Harris, Gerald F. Montry, George C. Platt, Donald B. Reed, Robert E. Ritchey and Michael J. Willner. The number of votes cast for the election of each of the nominees for director, and the number of withheld votes were as follows: 35,269,089 votes for the election of David W. Brandenburg, with 1,168,079 withheld votes; 34,445,349 votes for the election of Timothy W. Harris, with 1,991,819 withheld votes; 34,628,398 votes for the election of Gerald F. Montry, with 1,808,770 withheld votes; 34,579,192 votes for the election of George C. Platt, with 1,857,976 withheld votes; 34,079,001 votes for the election of Donald B. Reed, with 2,358,167 withheld votes; 34,804,077 votes for the election of Robert E. Ritchey, with 1,633,091 withheld votes; and 35,324,356 votes for the election of Michael J. Willner, with 1,112,812 withheld votes.
     Our shareholders also approved our 2007 Stock Incentive Plan. The number of votes cast for the approval of the 2007 Stock Incentive Plan was 20,221,556, the number of votes cast against the approval of the 2007 Stock Incentive Plan was 6,892,010, and the number of abstentions was 176,304.

Item 6. Exhibits
     (a) Exhibits

3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Third Restated Bylaws of Registrant. (4)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)

10.1	General Release Agreement between Registrant and George T. Platt effective July 27, 2007. (7)

10.2	First Amendment to Employment Agreement between Registrant and Michael J. Polcyn effective July 16, 2007. (8)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (9)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (9)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (9)*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (9)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2007.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 21, 2007.

(9)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.
Date: October 5, 2007	By:	/s/ CRAIG E. HOLMES
Craig E. Holmes
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description

3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Third Restated Bylaws of Registrant. (4)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)

10.1	General Release Agreement between Registrant and George T. Platt effective July 27, 2007. (7)

10.2	First Amendment to Employment Agreement between Registrant and Michael J. Polcyn effective July 16, 2007. (8)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (9)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (9)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (9)*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (9)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2007.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 21, 2007.

(9)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.