Form 10-Q
period 2007-11-30
INTERVOICE INC
filed 2008-01-09
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The Registrant had 38,833,200 shares of common stock, no par value per share, outstanding as of January 7, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(In Thousands, Except Share and Per Share Data)
	November 30, 2007	February 28, 2007
ASSETS
Current Assets
Cash and cash equivalents	$27,148	$28,215
Trade accounts receivable, net of allowance for doubtful accounts of $735 in fiscal 2008 and $1,476 in fiscal 2007	37,140	36,837
Inventory	19,041	13,751
Prepaid expenses and other current assets	4,840	3,909
Income taxes receivable	238	1,098
Deferred income taxes	4,075	3,880

Total current assets	92,482	87,690

Property and Equipment, net of accumulated depreciation of $70,019 in fiscal 2008 and $62,419 in fiscal 2007	32,486	34,429

Other Assets
Intangible assets, net of accumulated amortization of $22,248 in fiscal 2008 and $20,040 in fiscal 2007	7,776	9,505
Goodwill	32,193	32,193
Long term deferred income taxes	3,860	4,613
Other assets	162	135

	$168,959	$168,565

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$11,482	$12,881
Accrued expenses	12,015	15,571
Customer deposits	6,845	4,365
Deferred income	30,399	32,368
Deferred income taxes	589	196

Total current liabilities	61,330	65,381

Commitments and Contingencies (See Notes F and K)

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 38,813,491 issued and outstanding in fiscal 2008 and 38,727,628 issued and outstanding in fiscal 2007	19	19
Additional capital	104,523	101,608
Retained earnings	2,707	1,861
Accumulated other comprehensive income (loss)	380	(304)

Stockholders’ equity	107,629	103,184

	$168,959	$168,565

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Sales
Solutions	$26,169	$27,151	$70,612	$70,865
Recurring services	26,718	25,617	78,694	78,051

	52,887	52,768	149,306	148,916

Cost of goods sold
Solutions	18,036	16,604	48,741	44,194
Recurring services	8,142	7,405	22,838	22,071

	26,178	24,009	71,579	66,265

Gross margin
Solutions	8,133	10,547	21,871	26,671
Recurring services	18,576	18,212	55,856	55,980

	26,709	28,759	77,727	82,651

Research and development expenses	4,360	6,258	13,475	17,279
Selling, general and administrative expenses	18,223	21,959	57,872	62,967
Amortization of acquisition related intangible assets	648	673	2,057	1,836

Income (loss) from operations	3,478	(131)	4,323	569

Interest income	336	290	1,368	1,237
Interest expense	(2)	(17)	(34)	(17)
Other income (expense)	168	(292)	(180)	(210)

Income (loss) before taxes	3,980	(150)	5,477	1,579
Income taxes (benefit)	1,113	(62)	2,084	476

Net income (loss)	$2,867	$(88)	$3,393	$1,103

Net income per share — basic	$0.07	$0.00	$0.09	$0.03

Shares used in basic per share computation	38,707	38,616	38,785	38,557

Net income per share — diluted	$0.07	$0.00	$0.09	$0.03

Shares used in diluted per share computation	39,875	38,616	39,548	39,120

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Nine Months Ended November 30,
	2007	2006
Operating Activities
Net income	$3,393	$1,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,607	8,274
Non-cash compensation expenses	3,776	3,804
Change in accounts receivable	329	(13,415)
Other changes in operating activities	(11,754)	(10,666)

Net cash provided by (used in) operating activities	5,351	(10,900)

Investing Activities
Purchases of property and equipment	(5,477)	(10,723)
Purchases of Nuasis assets, net of cash acquired	—	(2,439)
Purchase of Edify Corporation	—	(926)

Net cash used in investing activities	(5,477)	(14,088)

Financing Activities
Exercise of stock options	2,307	376
Repurchase of common stock	(3,168)	—

Net cash provided by (used in) financing activities	(861)	376

Effect of exchange rate changes on cash	(80)	460

Decrease in cash and cash equivalents	(1,067)	(24,152)
Cash and cash equivalents, beginning of period	28,215	42,076

Cash and cash equivalents, end of period	$27,148	$17,924

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balances at February 28, 2007	38,727,628	$19	$101,608	$1,861	$(304)	$103,184

Net income	—	—	—	3,393	—	3,393

Foreign currency translation adjustment	—	—	—	—	684	684

Comprehensive income						4,077

Cumulative effect of adopting FIN 48	—	—	—	(2,547)	—	(2,547)

Exercise of stock options	485,863	—	2,307	—	—	2,307

Repurchase and retirement of shares	(400,000)	—	(3,168)	—	—	(3,168)

Stock-based compensation	—	—	3,776	—	—	3,776

Balances at November 30, 2007	38,813,491	$19	$104,523	$2,707	$380	$107,629

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007
Note A — Basis of Presentation
     We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 28, 2007 has been derived from the audited financial statements at that date. We believe we have included all adjustments necessary for a fair presentation of the unaudited November 30, 2007 and 2006 consolidated financial statements. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with our audited financial statements and related notes for the three years ended February 28, 2007 included in our Annual Report on Form 10-K. Our Annual Report is available on our website at www.intervoice.com. Our operating results for the three and nine month periods ended November 30, 2007 are not necessarily indicative of the results that may be expected for our fiscal year ending February 29, 2008, as our results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of our sales, the sales channel mix of products and services sold, and changes in general economic conditions, any of which could have a material adverse effect on our operations.
     Our consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive income (loss). Any foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Our total comprehensive income for the third quarter of fiscal 2008 and 2007 was $3.2 million and $0.4 million, respectively. For the nine month periods ended November 30, 2007 and 2006, total comprehensive income was $4.1 million and $2.7 million, respectively. Total comprehensive income is comprised of net income and foreign currency translation adjustments.
Note B — New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on March 1, 2008. The Company is currently evaluating the effect of adopting SFAS 157, but does not expect it to have a material impact on the Company’s results of operations or financial condition.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted by the Company on March 1, 2009. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
Note C — Inventory
     Our inventory consisted of the following (in thousands):

	November 30, 2007	February 28, 2007
Purchased parts	$5,073	$4,475
Work in progress	13,968	9,276

	$19,041	$13,751

Note D — Property and Equipment
     Our property and equipment consisted of the following (in thousands):

	November 30, 2007	February 28, 2007
Land and buildings	$17,428	$17,385
Computer equipment and software	56,445	52,364
Furniture and fixtures	3,574	3,344
Hosted solutions equipment	18,156	16,481
Maintenance services equipment	6,902	7,274

	102,505	96,848
Less allowance for accumulated depreciation	70,019	62,419

Property and equipment, net	$32,486	$34,429

Note E — Stock-based Compensation
     We record stock-based compensation expense in connection with grants of stock options and restricted stock units. During the three and nine months ended November 30, 2007, stock-based compensation expense was approximately $1.3 million and $3.8 million, respectively, and such expense was approximately $1.0 million and $3.8 million for the three and nine months ended November 30, 2006, respectively.
     Our shareholders approved the adoption of the Intervoice, Inc. 2007 Stock Incentive Plan at our annual meeting on July 23, 2007. The 2007 Stock Incentive Plan amends and restates the 2005 Stock Incentive Plan and becomes the sole plan for providing equity-based incentive compensation to our employees, non-employee directors and other service providers, and encompasses all remaining shares available for grant under all prior plans. The maximum number of shares available for grant under the 2007 Stock Incentive Plan is 1,000,000 shares plus all shares that remained available for grant under the 2005 Stock Incentive Plan as of the effective date of the 2007 Stock Incentive Plan, plus any outstanding awards under the 2005 Stock Incentive Plan that cease to be subject to the awards for any reason other than the awards having been exercised. At the adoption of the 2007 Stock Incentive Plan, an aggregate of approximately 1.8 million shares were available for grant. The Compensation Committee of our Board of Directors controls the granting of options and restricted stock units under the plan. Option prices are set at the closing price of the stock on the date of grant. Substantially all of the options have a seven-year term, and they generally vest ratably over a three or four-year period. Restricted stock units generally vest ratably over a three or four-year period or cliff vest at the end of a two to four-year period. The Compensation Committee determines if the restricted stock units vest solely upon service requirements or the restricted stock units may contain additional performance requirements that serve to accelerate vesting if requisite criteria are met.
Note F — Stockholders’ Equity
     During the third quarter of fiscal 2008, the Compensation Committee of our Board of Directors approved grants of 270,833 Restricted Stock Units under the 2007 Stock Incentive Plan to various employees of the Company primarily to retain those individuals in continued service and to align the interests of those individuals with those of our shareholders. In accordance with the Committee’s procedures, such grants were effective as of the third business day following the definitive earnings release for the second quarter of fiscal 2008, or October 1, 2007. The closing market price of our stock on October 1, 2007 was $9.83 per share. The Restricted Stock Unit awards generally have a three-year ratable vesting schedule based upon continued service, with annual vesting dates on the third business day following the definitive earnings releases for our second fiscal quarters ending in 2008 through 2010.
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
     On July 10, 2007, our Board of Directors approved a share repurchase program for up to 2 million shares of our common stock, from time to time over the following two years in the open market or in negotiated transactions. The plan expires on July 10, 2009. The number of shares purchased and the timing of purchases under the program are based on the level of cash balances, general business and market conditions, securities law limitations and other factors, including alternative investment opportunities. Any repurchases are made using our cash resources, and the program may be amended, suspended or discontinued at any time. This program authorizes, but does not commit, us to repurchase shares of our common stock. As of August 31, 2007, we had repurchased 0.4 million shares at a total cost of approximately $3.2 million. No shares were repurchased during the fiscal quarter ended November 30, 2007 and through January 9, 2008.
Note G — Restructuring and other charges
Fiscal 2008
     During the third quarter and first nine months of fiscal 2008, we incurred approximately $0.3 million and $2.2 million in net charges primarily related to facilities closures, severance, corporate restructuring and related legal and professional fees. The third quarter charges were reflected in Selling, General and Administrative expense in our Consolidated Statements of Operations. Of the charges incurred during the first nine months of fiscal 2008, $0.4 million were included in Cost of Goods Sold, $0.4 million were included in Research and Development expense and $1.4 million were included in Selling, General and Administrative expense in our Consolidated Statement of Operations.
     On May, 31, 2007, we became aware of the intention of a shareholder, David W. Brandenburg, to solicit proxies to elect an alternate slate of nominees to our seven-member Board of Directors. Following a series of negotiations, effective June 22, 2007, three existing Board members resigned at the request of the Company to enable three of the nominees from the alternate slate put forth by the shareholder to join the Board. Following the resignations, the three nominees from the alternate slate were elected to fill the vacancies on the Board. We completed the re-election of our Board of Directors at our Annual Shareholders Meeting held on July 23, 2007. Legal and other expenses of approximately $0.7 million incurred during this process, including reimbursement of approximately $0.4 million to Mr. Brandenburg, the Chairman of our Board of Directors, were reported in Selling, General and Administrative expense in our Consolidated Statements of Operations for the fiscal quarter ended August 31, 2007.
     Accrued expenses at November 30, 2007 included amounts associated with a severance action and organizational change, affecting 45 positions, which occurred during the first quarter of fiscal 2008. Activity during the first nine months of fiscal 2008 related to such accrual was as follows (in thousands):

			Accrued Balance
	Original Charge	Payments	November 30, 2007

Severance payments and related benefits	$1,804	$(1,323)	$481
We expect all remaining amounts related to this accrual to be paid during the remainder of fiscal 2008 and during fiscal 2009 from cash flow from operations.
Fiscal 2007
     Accrued expenses at February 28, 2007 included amounts associated with three severance and organizational changes during fiscal 2007 affecting 55 positions as well as charges incurred in connection with the elimination of redundant office leases. Activity during the first nine months of fiscal 2008 related to such accruals was as follows (in thousands):

	Accrued Balance		Accrued Balance
	February 28, 2007	Payments	November 30, 2007

Severance payments and related benefits	$886	$(805)	$81
Facility costs	134	(134)	—

Total	$1,020	$(939)	$81

We expect all remaining amounts related to this accrual to be paid within fiscal 2008 from cash flow from operations.
Note H — Income Taxes
     For the three and nine months ended November 30, 2007, our effective tax rate of 28% and 38%, respectively, varies from the U.S. federal statutory rate primarily due to a reduction in tax expense resulting from the completion and filing of the fiscal 2007 U.S. federal income tax return and resulting return to provision adjustments, the reversal of the valuation allowance associated with our U.K. deferred tax assets, and the effect of non-U.S. income tax rates. Our U.K. deferred tax assets are no longer fully reserved because we expect our U.K. operations will be profitable in the current year and prospective year which will allow us to recognize the tax benefits associated with those deferred tax assets. Accordingly, we reversed the valuation allowance of approximately $1.0 million associated with those deferred tax assets, the effect of which was partially offset by the completion and filing of tax returns in various foreign jurisdictions and resulting return to provision adjustments.
     For the three and nine months ended November 30, 2006, our effective tax rate of 41% and 30%, respectively, varies from the U.S. federal effective tax rate primarily as a result of an increase in the valuation allowance associated with certain foreign deferred tax assets, a reduction in tax expense resulting from the completion and filing of our fiscal 2006 U.S. federal income tax return and resulting return to provision adjustments, and the effect of non-U.S. income taxes.
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
     We conduct business globally and, as a result, we, or one or more of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.K., Germany, Canada and the United States. Although we believe our tax estimates and our tax positions are reasonable, the final outcome of tax audits could be materially different, both favorable and unfavorable. With few exceptions, we are no longer subject to U.S. federal or major non-U.S. income tax examinations for years before fiscal 2005, and state and local income tax examinations for years before fiscal 2004. With respect to our U.S. federal, state and local net operating loss (“NOL”) carryforwards, we have years open under statutes of limitations back to fiscal year 2002, where tax authorities may not adjust income tax liabilities for these years, but can reduce NOL carryforwards and other tax attribute carryforwards to future open tax years.
     We recognize potential interest and penalties related to unrecognized tax benefits as interest expense and penalties expense, respectively. For the nine month period ending November 30, 2007, we have accrued less than $0.2 million for the potential payment of interest and penalties related to uncertain tax positions.

Note I — Earnings Per Share

	(in thousands, except per share data)
	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Numerator:

Net income (loss)	$2,867	$(88)	$3,393	$1,103

Denominator:

Denominator for basic earnings per share	38,707	38,616	38,785	38,557
Dilutive potential common shares
Employee stock-based awards	1,168	—	763	563

Denominator for diluted earnings per share	39,875	38,616	39,548	39,120

Net income per share
Basic	$0.07	$0.00	$0.09	$0.03
Diluted	$0.07	$0.00	$0.09	$0.03
     Additional dilution from assumed exercises of stock-based awards is dependent upon several factors including the market price of our common stock. Options to purchase 2,271,444 and 7,018,018 shares of common stock at average exercise prices of $10.85 and $8.82 per share were outstanding during the three month periods ended November 30, 2007 and 2006, respectively, but were excluded from the calculation of dilution because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits, and therefore, the effect would have been anti-dilutive. Options to purchase 5,058,308 and 6,843,518 shares at average exercise prices of $8.92 and $8.88 were outstanding during the nine month periods ended November 30, 2007 and 2006, respectively, but were excluded from the calculation of dilution because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits, and therefore, the effect would have been anti-dilutive.
Note J — Operating Segment Information and Major Customers
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and support services, and hosted solutions. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and nine month periods ended November 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Voice portal solution sales	$13,805	$19,062	$40,582	$52,060
Messaging solution sales	10,733	4,347	25,251	11,634
Payment solution sales	1,631	3,742	4,779	7,171

Total solution sales	26,169	27,151	70,612	70,865

Maintenance and related services revenues	21,469	21,329	64,325	62,180
Hosted solutions revenues	5,249	4,288	14,369	15,871

Total recurring services revenues	26,718	25,617	78,694	78,051

Total sales	$52,887	$52,768	$149,306	$148,916

     Geographic Operations
     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and nine month periods ended November 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

North America	$30,779	$34,880	$92,995	$94,127
Europe	8,707	7,168	25,064	22,551
Middle East and Africa	7,737	4,660	18,304	12,219
Central and South America	4,071	2,898	7,317	12,342
Pacific Rim	1,593	3,162	5,626	7,677

Total	$52,887	$52,768	$149,306	$148,916

      Concentration of Revenue
     No single customer accounted for 10% of our revenues during the three and nine months ended November 30, 2007 and 2006.
Note K — Contingencies
Intellectual Property Matters
     We generally provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review, analysis and, where appropriate, opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Other than the current litigation with a patent holder discussed in “Pending Litigation” in this Note K, no such litigation is currently pending against us. We currently have a portfolio of 91 United States patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.
     From time to time Ronald A. Katz Technology Licensing L.P. (“RAKTL”) has sent letters to certain of our customers suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party’s DNIS identification number. As a result of the correspondence, many of our customers have entered into license agreements with RAKTL and many of our customers have had discussions, or are in discussions, with RAKTL.
     We offer certain products that can be programmed and configured to provide enhanced services to network providers and call processing applications for call centers. Our contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that products as delivered by Intervoice infringe a third party’s patent. At least one customer of our Edify Corporation (“Edify”) subsidiary who was sued in the RAKTL lawsuit (discussed below) has notified us that RAKTL has referenced, among other things, a number of different products including an Edify product in discussions of individual elements of certain claims of certain RAKTL patents. To date, we have not been required to defend any customers against a claim of infringement under a RAKTL patent. Based on information available to us, we do not believe that RAKTL has claimed any specific product provided by us infringes any claims of any RAKTL patent. We have, however, received letters from customers notifying us of the efforts by RAKTL to license its patent portfolio and reminding us of our potential obligations under the indemnification provisions of our agreements in the event that a claim is asserted.
     Two of our customers who had previously attempted to tender the defense of their products to us informed us that they had entered into agreements to license certain rights under the RAKTL patents and demanded we indemnify them for unspecified amounts, including attorney’s fees, paid in connection with the license agreements. We notified these customers that we believe we do not have any indemnity obligation in connection with the license agreements. We have received no further response from either customer.
     A number of customers, including customers of ours and Edify have been sued as defendants in several lawsuits brought by RAKTL. Many of these cases have been consolidated for discovery purposes in the United States District Court for the Central District of California, Case No. ML07-1816-RGU (FFMx), (the “RAKTL Lawsuit”). Several of these defendants who are also customers have notified us or Edify of the lawsuits pursuant to the indemnity paragraphs of their respective sales agreements and have indicated to us that the lawsuits could potentially impact the defense and indemnity paragraphs of their respective sales agreements. Neither we nor Edify believe that we have a current obligation to defend or indemnify these customers in connection with the current allegations made in the RAKTL lawsuits and when contacted we have requested that the customers provide additional information concerning the assertions made by RAKTL. As part of the discovery process in the litigation referenced above, the Company has received subpoenas from RAKTL calling for the production of certain materials and information related to specific defendants. The Company is currently responding to the subpoenas.
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
     The District Court dismissed the Plaintiffs’ complaint because it lacked the degree of specificity and factual support to meet the pleading standards applicable to federal securities litigation. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit, which affirmed the dismissal in part and reversed in part. The Fifth Circuit remanded a limited number of issues for further proceedings in the District Court.
     On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted our petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. On January 8, 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration in light of the Fifth Circuit’s decision Oscar Private Equity Investments v. Allegiance Telecom, Inc. The parties have begun the process of presenting additional argument to the District Court regarding class certification. The District Court granted Plaintiffs’ motion for leave to file a second amended complaint and we have moved to dismiss portions of that amended complaint. We have largely completed the production of documents in response to the Plaintiffs’ requests for production. We believe that we and our officers and directors complied with the applicable securities laws and will continue to vigorously defend the case.
     Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC), pending in the United States District Court for the Northern District of California, San Francisco Division: On December 13, 2006, Phoenix Solutions, Inc. (“Phoenix”) filed suit against Sony Electronics, Inc. (“Sony”) in the United States District Court for the Central District of California for infringement of U.S. Patent Nos. 6,615,172, 6,633,846, 6,665,640 and 7,050,977. On February 9, 2007, Sony filed its answer to Phoenix’s claims of infringement, denied any liability and filed a counterclaim alleging that the patents were neither valid nor infringed by Sony. On February 26, 2007, Sony filed a third party complaint against the Company for alleged breach of warranty of title and the warranty against infringement related to the claims of infringement made by Phoenix against Sony. In its third party complaint, Sony seeks to recover actual damages suffered by it in the event a final judgment is entered against Sony or it is otherwise liable for any damages, fees or costs arising out of the claims of patent infringement made by Phoenix against the Sony interactive voice response system. On April 9, 2007, the Company filed its motion to dismiss the third party complaint. The trial court transferred the case to the United States District Court for the Northern District of California, San Francisco Division, and the case is now styled Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (EMC). Phoenix and Sony have recently settled their respective claims against one another and the trial court has recently dismissed such claims. Sony continues to assert its claims against the Company. The trial court has recently denied both the Company’s motion to dismiss and Sony’s motion to transfer the case to a Florida court. The Company intends to vigorously defend itself against any and all claims made against it.
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
     We had employment agreements with our three most senior executive officers (President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Operating Officer), seven senior vice presidents and three other vice presidents at November 30, 2007. One agreement with a senior executive officer requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with such agreement is terminated for one of the preceding reasons during fiscal 2008, we will incur costs ranging from $0.6 million to $1.2 million. The agreements with two other senior executive officers require us to make termination payments of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to two times the officer’s annual base compensation including bonuses in connection with a termination of the officer’s services within an 18 month period following a change in ownership of Intervoice, as defined in the agreements. If both of these officers are terminated for one of the preceding reasons during fiscal 2008, we will incur costs ranging from $0.9 million to $1.2 million. The remaining agreements with other officers provide for their employment through December 2007 for one of the officers and through August 2008 with respect to the remaining two officers. If we terminated these officers prior to the expiration of their contracts, we would owe them the greater of their compensation for the unexpired term of the contracts or one-half of their annual compensation under the contract. If these three other officers are terminated during fiscal 2008, we will incur costs ranging from $0.3 million to $0.4 million. The agreement with one officer providing for employment through December 2007 lapsed as of December 31, 2007. The seven agreements with senior vice presidents were effective March 1, 2007 with two year initial terms. In the event of a Corporate Change, as defined in the agreement, for any executive that has less than one year remaining in the employment term, the employment term would automatically be extended to be effective through the date that is one year following the effective date of the Corporate Change. In the event that these agreements were terminated without cause, the executive would be entitled to his or her base salary for a period of 12 months following the termination date. If the seven senior vice presidents are terminated during fiscal 2008, we will incur costs of approximately $1.4 million.
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
     In connection with the pending class action lawsuit filed against us and certain of our present and former officers and directors (see “Pending Litigation” above), we have agreed to pay in advance any expenses, including attorneys’ fees, incurred by such present and former officers and directors in defending such litigation, in accordance with Article 2.02-1 and our Articles of Incorporation and Bylaws. Each of these parties has provided us with a written undertaking to repay us the expenses advanced if the person is ultimately not entitled to indemnification.

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
     Sales. We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and support services, and hosted solutions. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three and nine month periods ended November 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended November 30,			Nine Months Ended November 30,
	2007	% Change	2006	2007	% Change	2006
Voice portal solution sales	$13,805	(27.6)%	$19,062	$40,582	(22.0)%	$52,060
Messaging solution sales	10,733	146.9%	4,347	25,251	117.0%	11,634
Payment solution sales	1,631	(56.4)%	3,742	4,779	(33.4)%	7,171

Total solution sales	26,169	(3.6)%	27,151	70,612	(0.4)%	70,865

Maintenance and related services revenues	21,469	0.7%	21,329	64,325	3.4%	62,180
Hosted solutions revenues	5,249	22.4%	4,288	14,369	(9.5)%	15,871

Total recurring services revenues	26,718	4.3%	25,617	78,694	0.8%	78,051

Total sales	$52,887	0.2%	$52,768	$149,306	0.3%	$148,916

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three and nine month periods ended November 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended November 30,			Nine Months Ended November 30,
	2007	% Change	2006	2007	% Change	2006
North America	$30,779	(11.8)%	$34,880	$92,995	(1.2)%	$94,127
Europe	8,707	21.5%	7,168	25,064	11.1%	22,551
Middle East and Africa	7,737	66.0%	4,660	18,304	49.8%	12,219
Central and South America	4,071	40.5%	2,898	7,317	(40.7)%	12,342
Pacific Rim	1,593	(49.6)%	3,162	5,626	(26.7)%	7,677

Total	$52,887	0.2%	$52,768	$149,306	0.3%	$148,916

     International sales comprised 42% of our total sales during the third quarter of fiscal 2008, up from 34% during the third quarter of fiscal 2007. International sales comprised 38% of our total sales during the nine months ended November 30, 2007, up from 37% for the nine months ended November 30, 2006.
     Total sales for the third quarter and first nine months of fiscal 2008 increased slightly as compared to the third quarter and first nine months of fiscal 2007.
     Decreases in sales of voice portal solutions and payment solutions for the three and nine months ended November 30, 2007 were partially offset by increases in messaging solutions sales. Sales of voice portal solutions for the nine months ended November 30, 2006 included approximately $3.5 million from a customer in the Central and South American market for additional capacity that was recognized on the accrual basis. In addition, sales of voice portal solutions for the nine months ended November 30, 2006 included approximately $2.5 million of revenue from the same customer in the Central and South American market that was recognized on a cash basis. Based on the uncertain political situation in this customer’s country, during the fourth quarter of fiscal 2007, we returned to the cash basis of accounting for any future activity with this customer. In addition, the portion of our voice portal revenues which are associated with book-and-ship channel sales and capacity upgrades has decreased from prior year levels. Sales of messaging solutions for the three and nine months ended November 30, 2007 included $1.9 million and $8.4 million, respectively, recognized under a $10.3 million media exchange contract entered into in February 2007. In addition, sales of messaging solutions for the three and nine months ended November 30, 2007 included sales of additional capacity to existing customers. Our sales of payment solutions continue to primarily reflect sales of capacity upgrades to existing customers.
     The slight increase in our maintenance and related services revenue in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 includes an increase of $0.2 million (15.5%) in maintenance revenues on messaging solutions, offset by a decrease of $0.1 million (7.4%) in maintenance revenues on payment solutions. The increase in our maintenance and related services revenue in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 includes increases of $1.3 million (2.3%) in maintenance revenues on voice portal solutions and $1.2 million (32.7%) in maintenance revenues on messaging solutions, offset by a decrease of $0.3 million (11.9%) in maintenance revenues on payment solutions.
     The 22.4% increase in hosted solutions revenue in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 includes an increase of $0.3 million (8.1%) in revenues from our North American enterprise customers and an increase of $0.7 million (187.2%) in revenues from our international network customers. The 9.5% decrease in hosted solutions revenue in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 includes growth of $1.6 million (14.1%) in revenues from our North American enterprise customers offset by net reductions of $3.1 million (64.3%) in revenues from our international network customers. The reduction in our international network revenues reflects the expiration of a long term hosted solution contract during the second quarter of fiscal 2007. Sales under this contract totaled approximately $3.0 million for the nine months ended November 30, 2006.
     No single customer accounted for 10% of our revenues during the three and nine months ended November 30, 2007 and 2006.
     We are prone to quarterly sales fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $1.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales may be unevenly distributed throughout the fiscal year. We use a system combining estimated sales from our recurring services contracts, our backlog of committed solutions orders and our “pipeline” of solutions sales opportunities to estimate sales and trends in our business. For the quarters and nine month periods ended November 30, 2007 and 2006, sales were sourced as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Sales from recurring services and support contracts, including contracts for hosted solutions	51%	48%	53%	52%
Sales from beginning solutions backlog	36%	30%	35%	27%
Sales from the solutions pipeline	13%	22%	12%	21%

	100%	100%	100%	100%

     Our service and support contracts range in original duration from one month to five years, with most hosted solutions contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the contracts give customers early cancellation privileges, we do not consider our book of services contracts to be reportable backlog, as a portion of the potential revenue reflected in the contract values may never be realized if customers elect to cancel. Nevertheless, it is easier for us to estimate service and support revenues than to estimate solutions sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.
     Our backlog is made up of customer orders for solutions for which we have received complete purchase orders. Backlog as of the end of our last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
November 30, 2007	$55,862
August 31, 2007	$64,463
May 31, 2007	$60,411
February 28, 2007	$54,115
November 30, 2006	$46,345
     We generally expect all projects in our existing backlog to be initiated within the next twelve months and most of such backlog to be recognized as revenue within twelve months. However, some of our larger, more complex network projects may extend for longer periods. Approximately 7% of our backlog could convert to revenue subsequent to twelve months. The accuracy of any estimate of future sales is dependent, in part, on our ability to project the amount of revenue to be contributed from beginning solutions backlog during any fiscal quarter. Our ability to estimate the amount of backlog that will be converted to revenue in any fiscal quarter can be affected by factors outside our control, including changes in project timing requested by our customers and cash collections from certain international customers. Approximately 23% of our solutions backlog at November 30, 2007 relates to customers for which revenue is recognized on a cash basis which impacts the time between project completion and revenue recognition. Subsequent to November 30, 2007, approximately $5.0 million of cash has been received related to the solutions backlog for these cash basis customers, for which the related revenue is expected to be recognized over the next two fiscal quarters as work on the projects is completed.
     Our pipeline of opportunities for solutions sales is the aggregation of our sales opportunities for which we have not received a purchase order, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. Accordingly, upward or downward trends in our total pipeline are not necessarily meaningful from a financial analysis perspective. While we incorporate an estimate of sales from pipeline into our business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to solutions sales in a particular quarter or over a longer period of time. While we know the amount of solutions backlog available at the beginning of a quarter, we must speculate on our pipeline of solutions opportunities for the quarter. Our accuracy in estimating total solutions sales for the next fiscal quarter is, therefore, highly dependent upon our ability to successfully estimate which pipeline opportunities will close during the quarter. During the nine months ended November 30, 2006, pipeline sales included $3.5 million for capacity upgrades for a customer in the Central and South American market.
     Cost of Goods Sold. Cost of goods sold was comprised of the following for the three and nine months ended November 30, 2007 and 2006 (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

Solutions COGS	$18,036	$16,604	$48,741	$44,194
As percentage of solutions sales	68.9%	61.2%	69.0%	62.4%

Recurring services COGS	$8,142	$7,405	$22,838	$22,071
As percentage of services sales	30.5%	28.9%	29.0%	28.3%

Total COGS	$26,178	$24,009	$71,579	$66,265
As percentage of total sales	49.5%	45.5%	47.9%	44.5%
     The percentage of solutions cost of goods sold of solutions sales in the third quarter and first nine months of fiscal 2008 as compared to the third quarter and first nine months of fiscal 2007 was negatively impacted by the work performed during fiscal 2008 on the $10.3 million media exchange contract entered into in February 2007, as we recognized no net margin on approximately $1.9 million and $8.4 million of revenue recognized under this contract during the third quarter and first nine months of fiscal 2008, respectively. This contract is expected to be a loss contract and in the fourth quarter of fiscal 2007 we recorded a loss contract provision of $2.0 million. We provided an additional loss provision of approximately $0.2 million during the first quarter of fiscal 2008 and a further loss provision of $0.3 million during the third quarter of fiscal 2008. Cost of goods sold for this project includes $1.1 million and $4.0 million of research and development costs specifically related to this contract for the three and nine month periods ended November 30, 2007, respectively, as further discussed in “Research and Development Expenses” below. In addition, during the third quarter of fiscal 2008, we recognized approximately $2.0 million of revenue, at a 7% gross margin, associated with the first two locations of a multiple location project to implement our Media Exchange messaging solution. The implementation of the additional locations is not expected to materially dilute gross margins in the future. The third quarter and first nine months of fiscal 2007 included $0.6 million of severance and related benefits related to an organizational change, and the first nine months of fiscal 2008 included $0.4 million of severance and related benefits related to another organizational change.
     Research and Development Expenses.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

Research and development expenses (in thousands)	$4,360	$6,258	$13,475	$17,279
As percentage of total sales	8.2%	11.9%	9.0%	11.6%

     Research and development expenses include the design of new products and the enhancement of existing products. Research and development expenses are lower during the third quarter and first nine months of fiscal 2008 compared to respective prior periods because development costs of approximately $1.1 million and $4.0 million, respectively, related specifically to the large media exchange contract we entered into during the fourth quarter of fiscal 2007 are reported in cost of goods sold rather than research and development expenses in our Consolidated Statements of Operations. These decreases also reflect cost savings resulting from the restructuring activities undertaken over the past year. The nine months ended November 30, 2007 included $0.4 million of severance and related benefits related to an organizational change, and the three and nine months ended November 30, 2006 included $0.2 million of severance and related benefits related to another organizational change.
     Our research and development spending is focused in six key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. These software platforms are branded under the name Media Exchange. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications, which are designed to operate in both J2EE and Microsoft’s ®.NET enterprise computing environments. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML and SCXML. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include a range of vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used configurable functions that can be deployed more quickly than custom applications. Fifth, we are developing software and tools designed to provide integration of live agent positions in a customer contact center setting. This software covers a broad range of functions including agent call-screen transfer, workflow management, full call recording, agent and supervisor management systems and reporting and various integration functions. Finally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management. The network products are also branded under the product name Media Exchange.
     We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
      Selling, General and Administrative Expenses.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006

Selling, general and administrative expenses (in thousands)	$18,223	$21,959	$57,872	$62,967
As percentage of total sales	34.5%	41.6%	38.8%	42.3%
     Selling, general and administrative expenses for the third quarter and first nine months of fiscal 2008 reflect decreases as compared to the third quarter and first nine months of fiscal 2007. These decreases reflect cost savings resulting from the restructuring activities undertaken over the past year. Salary and related charges decreased approximately $0.5 million and $1.4 million, respectively, for the quarter and nine month periods. Rent expense decreased approximately $0.2 million and $0.7 million, respectively, for the referenced periods. In addition, marketing expenses are down approximately $0.6 million and $0.8 million for the three and nine month periods ended November 30, 2007 as compared to the three and nine month periods ended November 30, 2006. The third quarter and first nine months of fiscal 2008 included $0.3 million and $1.4 million, respectively, primarily related to facilities closures, severance, corporate restructuring and related legal and professional fees. The third quarter and first nine months of fiscal 2007 included expenses of $1.6 million associated with organizational changes and the elimination of redundant office space. These decreases are partially offset by increases in depreciation expense of $1.0 million for the nine month period ended November 30, 2007, as compared to the same period in 2006, relating primarily to depreciation on the new ERP system that we implemented in September 2006.
     On May, 31, 2007, we became aware of the intention of a shareholder, David W. Brandenburg, to solicit proxies to elect an alternate slate of nominees to our seven-member Board of Directors. Following a series of negotiations, effective June 22, 2007, three existing Board members resigned at the request of the Company to enable three of the nominees from the alternate slate put forth by the shareholder to join the Board. Following the resignations, the three nominees from the alternate slate were elected to fill the vacancies on the Board. We completed the re-election of our Board of Directors at our Annual Shareholders Meeting held on July 23, 2007. Legal and other expenses of approximately $0.7 million incurred during this process, including reimbursement of approximately $0.4 million to Mr. Brandenburg, the Chairman of our Board of Directors, were reported in Selling, General and Administrative expense in our Consolidated Statements of Operations for the fiscal quarter ended August 31, 2007.
     Amortization of Acquired Intangible Assets. We recorded amortization of approximately $0.6 million and $2.1 million related to the amortization of acquired intangible assets in the third quarter and first nine months of fiscal 2008, respectively. Such amortization related to intangible assets acquired in the purchase of certain assets from Nuasis, the acquisition of Edify and the merger with Brite Voice Systems.
     Income Taxes. For the three and nine months ended November 30, 2007, our effective tax rate of 28% and 38%, respectively, varies from the U.S. federal statutory rate primarily due to a reduction in tax expense resulting from the completion and filing of the fiscal 2007 U.S. federal income tax return and resulting return to provision adjustments, the reversal of the valuation allowance associated with our U.K. deferred tax assets, and the effect of non-U.S. income tax rates. Our U.K. deferred tax assets are no longer fully reserved because we expect our U.K. operations will be profitable in the current year and prospective year which will allow us to recognize the tax benefits associated with those deferred tax assets. Accordingly, we reversed the valuation allowance of approximately $1.0 million associated with those deferred tax assets, the effect of which was partially offset by the completion and filing of tax returns in various foreign jurisdictions and related return to provision adjustments.
     For the three and nine months ended November 30, 2006, our effective tax rate of 41% and 30%, respectively, varies from the U.S. federal effective tax rate primarily as a result of an increase in the valuation allowance associated with certain foreign deferred tax assets, a reduction in tax expense resulting from the completion and filing of our fiscal 2006 U.S. federal income tax return and resulting return to provision adjustments, and the effect of non-U.S. income taxes.
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
     We recognize potential interest and penalties related to unrecognized tax benefits as interest expense and penalties expense, respectively. For the nine month period ending November 30, 2007, we have accrued less than $0.2 million for the potential payment of interest and penalties related to uncertain tax positions.
     Liquidity and Capital Resources. We had approximately $27.1 million in cash and cash equivalents at November 30, 2007. Our cash balances decreased $1.1 million during the nine months ended November 30, 2007, with operating activities providing $5.4 million of cash, net investing activities using $5.5 million of cash and net financing activities using $0.9 million in cash.

     Operating cash flow for the nine months ended November 30, 2007 was impacted primarily by increases in our inventory. Inventory has increased primarily due to costs incurred on large customer projects which are not completed and for which revenue has not been recognized. We paid approximately $0.9 million of previously accrued amounts to the SEC in connection with our previously disclosed settlement with the SEC and related Audit Committee investigation. Accounts receivable has increased slightly from fiscal 2007 year end. Our days sales outstanding of accounts receivable was 63 days at November 30, 2007, down from 70 days at February 28, 2007.
     For sales of certain of our more complex, customized systems (generally ones with a sales price of $500,000 or more), we recognize revenue based on a percentage of completion methodology. These contracts provide for scheduled billings as certain contractual performance criteria are met. Unbilled receivables accrued under this methodology totaled $12.0 million (32.3% of total net receivables) at November 30, 2007, up from $7.3 million (19.7% of total net receivables) at February 28, 2007. We expect to bill and collect a substantial portion of our unbilled receivables as of November 30, 2007 within the next twelve months.
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
     Accrued expenses at November 30, 2007 included amounts associated with a severance action and organizational change, affecting 45 positions, which occurred during the first quarter of fiscal 2008. Activity during the first nine months of fiscal 2008 related to such accrual was as follows (in thousands):

			Accrued Balance
	Original Charge	Payments	November 30, 2007

Severance payments and related benefits	$1,804	$(1,323)	$481
We expect all remaining amounts related to this accrual to be paid during the remainder of fiscal 2008 and during fiscal 2009 from cash flow from operations.
     Accrued expenses at February 28, 2007 included amounts associated with three severance and organizational changes during fiscal 2007 affecting 55 positions as well as charges incurred in connection with the elimination of redundant office leases. Activity during the first nine months of fiscal 2008 related to such accruals was as follows (in thousands):

	Accrued Balance	Accrued Balance
	February 28, 2007	Payments	November 30, 2007

Severance payments and related benefits	$886	$(805)	$81
Facility costs	134	(134)	—

Total	$1,020	$(939)	$81

     We expect all remaining amounts related to this accrual to be paid within fiscal 2008 from cash flow from operations.
     We used $5.5 million of cash on investing activities during the first nine months of fiscal 2008. Approximately $1.6 million of this amount related to equipment to support our hosted solutions business, $0.8 million for costs in connection with our SAP implementation and $3.1 million primarily related to our overall computing environment.
     During the nine months ended November 30, 2007, our financing activities used $0.9 million in net cash flow. Our option holders exercised options to purchase 0.5 million shares of our common stock providing us with $2.3 million in cash.
     We are obligated under letters of credit totaling approximately $0.4 million issued by a bank to guarantee our performance under a long-term international managed services contract and related proposals. These letters of credit expire during fiscal 2008 and fiscal 2009. Our existing letter of credit facility allows for up to $2.0 million of outstanding letters of credit.
     On July 10, 2007, our Board of Directors approved a share repurchase program for up to 2 million shares of our common stock, from time to time over the following two years in the open market or in negotiated transactions. The plan expires on July 10, 2009. The number of shares purchased and the timing of purchases under the program are based on the level of cash balances, general business and market conditions, securities law limitations and other factors, including alternative investment opportunities. Any repurchases are made using our cash resources, and the program may be amended, suspended or discontinued at any time. This program authorizes, but does not commit, us to repurchase shares of our common stock. As of August 31, 2007, we had repurchased 0.4 million shares at a total cost of approximately $3.2 million. No shares were repurchased during the fiscal quarter ended November 30, 2007 and through January 9, 2008.
     During the third quarter of fiscal 2008, the Compensation Committee of our Board of Directors approved grants of 270,833 Restricted Stock Units under the 2007 Stock Incentive Plan to various employees of the Company primarily to retain those individuals in continued service and to align the interests of those individuals with those of our shareholders. In accordance with the Committee’s procedures, such grants were effective as of the third business day following the definitive earnings release for the second quarter of fiscal 2008, or October 1, 2007. The closing market price of our stock on October 1, 2007 was $9.83 per share. The Restricted Stock Unit awards generally have a three-year ratable vesting schedule based upon continued service, with annual vesting dates on the third business day following the definitive earnings releases for our second fiscal quarters ending in 2008 through 2010.

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
     New Accounting Pronouncements. See Note B to the Financial Statements for detailed information regarding status of new accounting standards that are not yet effective for us.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See “Intellectual Property Matters” and “Pending Litigation” in Note K of Part I of this quarterly report on Form 10-Q.
Item 1A. Risk Factors
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2008, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:
•	Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline. Our revenue and operating results have fluctuated in the past and we expect further fluctuations in the future. Given these fluctuations, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future, which could cause our stock price to decline. Factors that contribute to fluctuations in our operating results and can preclude our ability to accurately forecast our results include the following:
•	variability in the time periods necessary to complete projects and achieve project milestones in order to recognize revenue, which may be influenced by volume, size, timing, contractual terms for new sales orders and cash basis revenues;

•	the components of our revenue that are deferred, including our subscription-based hosted solutions and that portion of our sales revenue attributable to support and maintenance;

•	volume, timing and fulfillment of customer orders, particularly with respect to large orders (sales of approximately $1.0 million or more), some of which are completed in the same quarter in which they are ordered and some of which are completed over several quarters, and fluctuations in demand for our products and services;

•	our ability to complete orders from our solutions backlog, subject to timing changes requested by our customers, and projects accounted for on a percentage of completion basis, including estimates based on a variety of factors and subject to revision;

•	our ability to convert our pipeline of opportunities into sales;

•	the use of low pricing to win important customers, and the possible recognition of loss contingencies for certain projects that we estimate will be delivered at a negative gross margin;

•	the lengthy sales cycle for our products, which typically involve comprehensive solutions that may require detailed customer evaluations;

•	the performance of our international business, which accounts for a significant portion of our consolidated revenues, and fluctuations in foreign currency exchange rates;

•	the mix of products we sell and services we offer and whether our products are sold through our direct sales force or through an intermediary;

•	introduction of new products, product upgrades or updates by us or our competitors, and any resulting customer delays in purchasing products;

•	any increased price sensitivity by our customers, particularly due to increased competition including open source or free software;

•	periodic difficult economic conditions, particularly affecting the technology industry, as well as economic uncertainties;

•	higher than anticipated costs related to fixed-price contracts with our customers;

•	our ability to effectively manage our operating expense levels;

•	timing of significant marketing and sales promotions, and expenses incurred pursuing new product or market opportunities;

•	stock-based compensation expense, which we began recognizing for our stock-based compensation plans in the first quarter of fiscal 2007;

•	costs and charges related to certain events, including Sarbanes-Oxley compliance efforts, matters relating to our litigation and other potential loss contingencies;

•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;

•	factors that lead to substantial declines in estimated values of long-lived assets below their carrying value; and

•	changes in generally accepted accounting principles.
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
•	Our stock price has been and may continue to be subject to wide fluctuations. Our stock price historically has been volatile and may continue to be volatile in the future. Various factors contribute to the volatility of our stock price, including business developments (such as new product introductions and acquisitions or dispositions), litigation developments, quarterly variations in our financial results, our ability to meet investors’ expectations, and general economic and market conditions. In addition, third-party announcements by our partners and competitors may contribute to our stock price volatility. Certain types of investors may choose not to invest in stocks with this level of stock price volatility. Fluctuations in our stock price could cause increased risk of shareholder litigation, which could result in substantial costs and divert management’s attention and resources.

•	We are subject to potential and pending lawsuits and other claims. We are subject to certain potential and pending lawsuits and other claims discussed in Note K in Item 1 of Part I of this quarterly report on Form 10-Q. Furthermore, we may become subject to additional claims. Any adverse judgment, penalty or settlement related to any lawsuit or other such claim could have consequences that would be material to our financial position or results of operations. We may be required to indemnify certain of our current and former directors and officers under existing arrangements in connection with the defense, or advancement of defense-related expenses we are currently providing to certain individuals in connection with the class action lawsuit. Our insurance policies provide coverage for certain losses and expenses incurred by us and our current and former directors and officers in connection with claims made under the federal securities laws. These policies, however, exclude losses and expenses related to the Barrie class action lawsuit discussed in Note K or to other litigation based on claims that are substantially the same as the claims in the Barrie class action and contain other customary provisions to limit or exclude coverage for certain losses and expenses.

•	We face intense competition based on product capabilities and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Avaya, Nortel, Nuance Communications, Comverse Technology, Unisys and Alcatel/Lucent. Many of our competitors have greater financial, technological and marketing resources than we have, as well as greater name recognition. Although we have committed substantial resources to enhance our existing products and to develop and market new products, there is no assurance we will be successful. In addition, it is possible that new entrants to the market and strategic acquisitions and partnerships between existing companies could increase the competition in the markets in which we participate. An increase in such competition could materially adversely affect our ability to sell our products, thereby adversely affecting our business, operating results and financial condition.

•	We may not be successful in selling and implementing our products and services in the face of the new, standards-based market. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. The markets for our products have required a shift to the development of products and services based on an open, standards-based architecture such as the J2EE and Microsoft’s ®.NET environments utilizing VoiceXML standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. The standards based approach has and will continue to foster increased competition, including competition based on price resulting in increased pressure on gross margins. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift places new challenges on us to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, to respond to potentially different competitors, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. Failure to develop, enhance, acquire and introduce new products and services to respond to continually changing market conditions or customer requirements, or lack of customer acceptance of our products or services, will materially adversely affect the value of our intellectual property, barriers to entry to our business, customer retention, gross margins, and the results of operations and financial condition.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our hardware components are available only from a small number of vendors. Likewise, we license speech recognition technology primarily from Nuance Communications, Inc., the dominant vendor for this technology. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs. We believe software and technology companies, including us and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in

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

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 75 countries. Our international sales were 42% and 34% of total sales for the fiscal quarters ended November 30, 2007 and 2006, respectively. International sales, personnel and property are subject to certain risks, including:
•	terrorism;

•	fluctuations in currency exchange rates;

•	ability to collect on accounts receivable;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country, including nationalization of customers or channel partners;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.
•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for hosted solutions, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline or our loss could increase.

•	Our products are complex, and software defects could reduce our revenues and expose us to litigation. The software products we offer are complex and may contain errors or defects, even after extensive testing and quality control, particularly in early versions. Furthermore, because our products increasingly are designed around an open standards based architecture incorporating elements developed by third parties, such errors or defects may be outside of our direct ability to control or correct. Any defects or errors could potentially result in loss of revenues, product returns or order cancellations, and could potentially hinder market acceptance of our products and harm our reputation. Accordingly, any defects or errors could have a material adverse effect on our business, results of operations and financial condition. Our customer agreements typically contain provisions to limit our product warranty obligations and exposure to potential liability claims.

•	We have grown, and may continue to grow, through acquisitions, which could dilute our existing shareholders and could involve substantial acquisition risks. As part of our business strategy, we have in the past acquired, and expect to continue to acquire or make investments in, other businesses and technologies. We may issue equity securities for future acquisitions, which would dilute our existing shareholders, and we may incur debt in connection with future acquisitions, which may include covenants or other restrictions that hinder our ability to operate our business. Furthermore, our prior acquisitions required substantial integration and management efforts. Acquisitions can involve a number of risks, including:

•	difficulty in transitioning and integrating the operations, facilities and personnel of the acquired businesses, including different and complex order processing, support and accounting and financial reporting systems;

•	loss of key management, sales, research and development and other key employees of the acquired company;

•	difficulty in integrating acquired products into our product portfolio, including engineering, sales and marketing integration;

•	impairment of relationships with partners, suppliers and customers;

•	difficulty in implementing and standardizing company-wide financial, accounting, billing, information and other systems and the internal controls surrounding those systems and processes;

•	disruption of our ongoing operations and distraction of management and other employees;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	difficulty in management of geographically remote operations in the United States and internationally;

•	delay of sales to customers pending resolution of product integration between our existing and our newly acquired products; and

•	difficulty entering new markets or businesses in which we have limited experience.
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

•	We have sustained operating losses in the past, and may incur additional losses in the future which may require us to raise additional capital on unfavorable terms. We cannot be certain that our revenue will grow or that we will achieve or maintain profitable operations in the future. If we are unable to return to and maintain profitability, the market price for our stock may decline, perhaps substantially. If we have significant operating losses, we may be required to raise additional capital to maintain or grow our operations. Such additional capital may only be available at unfavorable terms that could be dilutive to existing shareholders, have a high interest rate, contain restrictive covenants, or contain other unfavorable terms.
Item 6. Exhibits
     (a) Exhibits

3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Fourth Amended and Restated Bylaws of Registrant. (4)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)

10.1	Election of Charles E. McDonald to the position of Chief Accounting Officer effective September 13, 2007 (7)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (8)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (8)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (8)*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (8)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2007.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2007.

(8)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.
Date: January 9, 2008	By:	/s/ CHARLES E. MCDONALD
Charles E. McDonald
Chief Accounting Officer

Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Registrant. (1)

3.2	Amendment to Articles of Incorporation of Registrant. (2)

3.3	Amendment to Articles of Incorporation of Registrant. (3)

3.4	Fourth Amended and Restated Bylaws of Registrant. (4)

4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)

4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under the Securities Purchase Agreement. (6)

4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)

10.1	Election of Charles E. McDonald to the position of Chief Accounting Officer effective September 13, 2007. (7)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (8)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (8)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (8)*

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (8)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2007.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2007.

(8)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.