Form 10-K
period 2008-02-29
INTERVOICE INC
filed 2008-04-24
CIK 764244

As Filed with the Securities and Exchange Commission on April 24, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

Aggregate Market Value of Common Stock held by non-affiliates as of August 31, 2007: $309,258,955

Number of Shares of Common Stock Outstanding as of April 21, 2008: 39,033,690

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents parts of which are incorporated herein by reference and the part of this Report into which such document is incorporated:

(1) Proxy Statement for the 2008 Annual Meeting of Shareholders — Part III.

PART I

Item 1.	Business

Overview

Intervoice, Inc. (NASDAQ: INTV), a Texas corporation formed in 1983, is a world leader in delivering natural, intuitive ways for people to interact, transact and communicate. Intervoice software and professional services provide innovative voice portal, IP (Internet Protocol) contact center, mobile messaging and self-service applications. More than 5,000 customers in 80 countries have relied on Intervoice, including many of the world’s leading financial and healthcare institutions, telecommunications companies, utilities, and governments. We offer our contact center and network service provider customers flexible, scalable, integrated software platforms, powerful development and reporting tools, customized and packaged software applications, comprehensive consulting services, and post-sale support.

Intervoice has long been an industry innovator, introducing the world’s first PC-based Interactive Voice Response (“IVR”) system in 1983. Now, 25 years later, Intervoice innovation includes multimedia communications providing end-to-end contact center solutions as well as a portfolio of IP-based messaging and call completion applications for network service providers. We are also an industry leader in the deployment of standards-based systems.

Intervoice is committed to delivering end-to-end solutions that are compliant with industry standards, are hardware independent, and integrate seamlessly with other systems and software. We support standards including VoiceXML (Voice eXtensible Mark-up Language), SCXML (State Chart eXtensible Mark-up Language) and CCXML (Call Control eXtensible Mark-up Language) for voice-enabled Web applications and contact center software architectures. We continuously assess evolving industry standards and are actively involved in industry associations such as the Eclipse Foundation, the VoiceXML Forum, and the Internet Engineering Task Force, as well as network-focused organizations such as the 3GPP (IMS), the GSM Association, TMIA, VMA and AVIOS.

Intervoice contact center software and professional consulting services allow businesses to build brand loyalty by enriching their customers’ user experiences while lowering their overall cost of operations. Our contact center customer base is among the largest in the industry with more than 20,000 deployments. We offer our customers the option of deploying solutions as a customer-premise sale or as a hosted service, an option that we feel is a competitive differentiator. Our Hosted Solutions group manages approximately 30,000 ports and 100 million minutes a month of self service applications through our network operations centers. For network service providers, Intervoice’s product and service suite includes next-generation IP-based voice messaging, text messaging, voice portal and payment systems — all revenue-generating services that meet their customers’ growing demands for enhanced mobile services and access from any device, any place and any time.

The foundation of Intervoice’s decades-long success is a corporate strategy influenced by six key market trends:

•	The increasing demand for sophisticated speech applications that enable users to use their voices to interact with technology;

•	The emerging interest worldwide in multi-channel, multimedia and multimodal communication;

•	The accelerated adoption of open-standards that increase compatibility and interoperability among hardware components and software applications;

•	The burgeoning adoption of VoIP (Voice over IP) that is driving convergence of voice and data communications, including the ability to network customer service agents regardless of their location — in a call center, branch office, or at home;

•	The growing demand from businesses for end-to-end solutions that give them a single-point of accountability; and

•	The increasing popularity of software-as-a-service (SaaS), where Intervoice delivers hosted solutions, onsite maintenance and support for Intervoice software installed at customers’ premises.

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

Our activities in both the contact center and network service provider markets are supported by shared resources in sales, operational support, research and development and administration. Our corporate headquarters is in Dallas, Texas, and we operate remote facilities in Florida and California. Our global presence extends throughout the world, including Europe, the Middle East, Africa, South America and Asia.

We sell our products through a direct sales force and through an established network of distributors, system integrators and channel partners. For the fiscal year ended February 29, 2008, we reported revenues of approximately $202.4 million, including $96.9 million of solution sales, $86.4 million of maintenance and related service revenues and $19.1 million of hosted solutions revenues. Sales to North American customers totaled $123.4 million or 61% of total sales for the year.

Intervoice also delivers unique value through the integration of industry-standard hardware, software, and professional services provided by our numerous alliance partners. These strategic relationships are an integral part of our product strategy and allow us to create voice automation and network services solutions tailored to fit each of our customer’s specific business needs. Key Intervoice technology alliance partners include BEA, Nuance, Intel/Dialogic, IBM and HP.

Products and Services

When we use the term “solutions sales” in this Annual Report, we mean the sale of hardware and/or software applications and the related integration, installation and testing of such custom applications. When we use the term “recurring services,” we mean the sale of maintenance and software upgrade offerings and the provision of customized solutions to customers on a hosted solutions (outsourced) basis.

Contact Center Solutions

Intervoice Voice Portal

Intervoice is a recognized market leader in the creation and deployment of voice portal solutions, which include traditional and standards-based IVR systems and other voice portal solutions for businesses. Our voice portal solutions allow organizations of all types to automate communications, reduce costs and improve interactions with customers, employees and business partners. Our solutions provide callers with access to information when, where, and how they want to receive it using speech-enabled and touch-tone interfaces that have been designed and optimized for usability — in other words, designed with the callers’ needs in mind. As speech recognition and text-to-speech technologies gain acceptance as natural user interfaces, our solutions allow for the automation of interactions previously seen as too complex for a traditional touch-tone interface. Businesses use our solutions to streamline access to account information, allow for secured access to sensitive information through voice verification, edit name and address information, and support workforce management activities. Enterprise-wide applications also enable customers to order products, activate accounts, pay bills, enroll for college courses, apply for jobs, execute securities trades, and recharge prepaid accounts and conduct many other increasingly complex interactions. All of these applications can be designed to give our customers the ability to offer their callers easy access to information and an exceptional user experience.

Intervoice Voice Portal is our advanced software-based platform that can be used to create, manage and deploy voice-based solutions. Intervoice Voice Portal delivers a flexible, modular and highly scalable design (built upon open industry standards including VoiceXML, SCXML, CCXML and others) that encourages the seamless integration of Web and enterprise-based systems into intuitive speech-enabled solutions with a clear business return-on-investment (“ROI”).

Companies in a wide range of industries use our contact center solutions to drive operational efficiencies. Our software delivers a true end-to-end converged voice and data solution and supports best-of-class deployments through our alliance partnerships with the leading names in information technology.

Our self service solutions can be implemented individually to meet specific requirements or applied as a comprehensive solution to achieve enterprise-class voice automation results. The solutions include leading technologies, proven applications, an award-winning development environment, and intuitive management tools that are backed by comprehensive professional consultation services and technical support. The solutions can be deployed in a customer premise or hosted solutions environment.

Intervoice IP Contact Center

The Intervoice IP Contact Center provides an end-to-end solution for self-service IVR and speech applications with live assistance support through contact center agents. It seamlessly integrates traditional automatic call distribution (“ACD”) for routing phone calls as well as other contact types such as e-mail response and Web chat requests. All media types are handled with a single, consistent routing application and user interface for agents. The system also provides traditional computer telephony integration (“CTI”) functionality at a fraction of the cost of a traditional hardware-based implementation. Lastly, the distributed IP architecture takes advantage of the distributed corporate network to allow low-cost networking of agents regardless of their location — in a call center, branch office, or at home — creating a single virtual call center.

Horizontal Application Modules

Intervoice delivers voice automation applications and solutions through a spectrum of re-usable application modules and components that can be bundled together or used separately. Our solutions combine horizontal applications, server-side software modules and components with our world-class consulting services to deliver an exceptional user experience. Examples of Intervoice’s horizontal solutions include:

Survey Automation — provides an automated and confidential method of surveying customers, callers and clients

Auto-Attendant — provides an easy and automated way to self direct calls in place of a live operator

Locator Automation — a portal application that provides callers with detailed location information about nearby ATMs, stores or other destinations

Vertical Application Modules

Intervoice offers industry-specific vertical solutions, applications and repeatable components. Our pre-built components help accelerate the development and deployment of applications for faster ROI for our customers. Our offerings address needs in the following industries:

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

Media Exchange with HomeZonetm

Media Exchange with HomeZonetm is a flexible, IP-based multimedia enhanced services platform designed for mobile network operators and fixed line operators. Designed specifically for high availability, it includes a customizable mix of multimedia service options including next generation messaging, Web user interfaces, voice portal, calendar management and text to speech capabilities. Media Exchange offers touch tone and Web user interfaces.

Our Media Exchange solution helps network service providers accelerate the rate at which they can bring enhanced services to market. Our standards-based software platform incorporates tools which support third-party application development through the HomeZone, and gives subscribers easy access to enhanced services. Each unique combination of enhanced services allows network service providers to offer their subscribers a differentiated service that can enhance their brand, increase revenue per subscriber and increase subscriber loyalty and retention.

The Media Exchange with HomeZone suite of solutions includes the following packaged application options:

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

Portal

Our Media Exchange applications allow subscribers instant access to information content and entertainment services via a touch-tone user interface or through a Web browser. Portal applications include access to horoscope information, sports, weather, traffic and financial data and can be “branded” and customized to enhance subscriber loyalty and revenues.

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

Intelligent Network Prepaid can be deployed to provide enhanced flexibility and efficiency in both wireline and wireless networks. Network service providers can use IN Prepaid solutions to manage rapid subscriber growth, provide cost-effective roaming, and boost subscriber satisfaction.

Consulting Services

Intervoice offers the services of solution engineers, designers, developers and other consulting services specialists who provide our customers the benefit of the experience we have gained in the development of thousands of custom touch-tone and speech-enabled solutions. We offer customers a single source for needs assessment and application design, voice user interface (“VUI”) design, system integration, project management, effective training and optimization of their custom solution. With more than 150 solution-services experts worldwide and 25 years of experience designing, deploying and managing voice and multi-modal applications for contact center and network service provider customers across functions and industries, this team also possesses one of the highest concentrations of industry-recognized leaders in human factors and voice user interface design.

Our focus on caller habits, preferences and needs allows us to generate customized dialogue and call flows, as well as innovative integration and presentation of data across all channels, thus helping our customers maximize personalization, resulting in increased customer satisfaction. Customers using Intervoice consulting services can access our industry-unique Center for User Experience (“CUE”) testing lab, caller goal completion rate analysis and our Usability Grade Testing Metric that helps measure a voice application’s ease of use. Our consulting services are designed to reduce the time and cost of speech automation deployments, improve customer communication and satisfaction, and drive higher return-on-investment performance through increased transaction resolution rates.

Recurring Services

Maintenance and Software Support

Intervoice offers the services and support needed to keep our solutions running at peak efficiency. We understand our customers’ requirements to protect their investment through world-class technical support that is accessible, effective and responsive to their business requirements and objectives.

Our RealCare® Services portfolio gives customers a choice of comprehensive plans to ensure the performance of their Intervoice solution — including 24x7x365 responsive and proactive services to help minimize or prevent service-impacting events. Our RealCare Advantage maintenance programs offer three levels of services in order to provide customers with choices when it comes to support. Our maintenance offerings include software support services as a subscription-based service that provides convenient, cost-effective software upgrades. In addition, we offer value-added services such as application consulting support and remote application monitoring to further support our customers’ operations. Maintenance is part of Intervoice’s ongoing commitment to provide immediate access to the people and information our customers need to keep their operations running smoothly.

Hosted Solutions

Intervoice Hosted Solutions offer our customers a comprehensive portfolio of contact center applications delivered through our unique approach to hosted services. We offer a suite of hosted solutions designed to give contact centers and network service providers access to leading-edge applications while reducing the cost and risk of deploying state-of-the-art voice automation. In addition, Intervoice offers enhanced services such as Management, Monitoring and Hosted Security Services. Hosted applications also enable incremental and rapid integration of emerging technologies, as well as easier migration to speech-enabled services employing VoiceXML and next-generation network environments such as 2.5G, 3G, GPRS, IN and SIP-based VoIP.

Intervoice supports approximately 100 million minutes per month supplying hosted solutions for some of the world’s largest financial institutions, enterprises and network service providers with highly stringent network uptime and performance demands. Intervoice supports these customers from secure, integrated network operations centers locations in Orlando, Florida and Dallas, Texas in the U.S. We also have hosting agreements with Verizon and AT&T which enable us to deploy our solutions and services in most developed countries in the world.

Markets

Intervoice provides the platform, software and professional services that contact centers and network service providers need to develop, deliver and support interactive speech-enabled technologies.

The contact center market confronts three ongoing challenges — to continuously improve customer service, increase user satisfaction and build brand loyalty — all while controlling the cost of communications. Automated communications are increasingly the norm for cost-conscious enterprises, and after initial reluctance, consumers are beginning to show a preference for well-designed self-service voice solutions that can speed them through the call process. Organizations in a wide range of industries are responding to customer demand for speed and easy access by deploying converged speech and data technologies. Intervoice’s products and services have continued to evolve to meet the needs of the contact center marketplace.

Network service providers seek innovative, next-generation, high-demand services that can generate immediate subscriber acceptance and an accelerated ROI while keeping capital and operational expenditures to a minimum. Network service providers view “hot” consumer services such as contextual messaging, multimedia messaging, location based services, video, personal alerts, visual voicemail, and other enhanced services as clear opportunities to increase their subscriber base, solidify brand loyalty and stimulate network usage. Intervoice network solutions are designed to support the needs of both wireline and wireless network service providers for rapid-return, low-risk features that extend and enhance the useful life of their existing network infrastructure.

Competition

The markets we serve are fragmented and highly competitive. The principal competitive factors in our markets include breadth and depth of software and services, product features, product scalability, consulting services, maintenance services, pricing, and the ability to create and maintain a reference-able customer base. Our major competitors in our contact center market are Nortel, Genesys (a subsidiary of Alcatel-Lucent), Cisco and Avaya. All four of these companies are larger than Intervoice and focus on a larger portfolio of products beyond voice automation and contact routing. In addition, with respect to consulting services, we also compete with one of our alliance partners, Nuance Communications, a supplier of embedded advanced speech recognition and text-to-speech licenses.

We believe that our long history in the industry coupled with our unmatched speech-enabled product line, our professional consulting services, and our extensive customer base allow us to compete favorably in this market. The market is evolving rapidly, however, and we anticipate intensified competition not only from our traditional competitors but also from emerging vendors with non-traditional technologies and solutions, such as unified communications offerings. There is also continued competition from small venture-funded companies that attempt to build market share by targeting the installed base of larger established companies such as Intervoice.

Competition in our network service provider market ranges from large telecommunication suppliers offering turnkey, multi-application solutions to niche companies that specialize in a particular enhanced service such as messaging, video or content delivery. Our primary competitors in this market are Comverse Technology, Alcatel-Lucent and Unisys, each of which provides a suite of enhanced services. Other companies that compete with us in various niche geographic and/or product markets include Tecnomen, Movius, Acision and Mobeon.

We believe that, with our current suite of integrated and interoperable payment, messaging and portal services, our standards- and IP-based platform, our flexible business models, and our consulting services, we compare favorably with our competition. Nevertheless, we anticipate that competition will continue to grow from existing and new competitors, some of which may have greater financial, technological and marketing resources and greater market share than Intervoice.

Sales and Marketing

We market our products directly, with a global sales force, and through more than 100 domestic and international distributors. We enter into arrangements with distributors to broaden distribution channels, to increase our sales penetration in specific markets and industries and to provide certain customer services. We select distributors based on their access to the markets, industries and customers that are candidates for Intervoice products. Our direct sales force consisted of approximately 80 personnel at February 29, 2008, including area vice presidents, regional sales directors and sales representatives worldwide. During fiscal 2008, approximately 68% of our solutions sales were attributable to direct sales to end-users and 32% came from sales to distributors.

Our major domestic distributors include Fiserv (multiple business units), Black Box, DDV, Siemens Business Communications, Symitar Systems, Verizon and Vexis. Our major international distributors include Ericsson (worldwide), Huawei (worldwide), Information Technologies Australia (Australia), Beijing Eable (China), IVRS (Hong Kong, China), Loxbit (Thailand), NextCom K.K. (Japan), Black Box (Canada), OLTP (Venezuela and the Caribbean), Promotora Kranon (Mexico), Siemens AG (Worldwide), Switch (Chile), Tatung (Taiwan), Telia Promotor (Sweden), Voice Outsourcing (Latin America and the Caribbean) and Wittel (Brazil).

Intervoice subsidiaries maintain offices in the U.K., Germany, Switzerland, the Netherlands, the United Arab Emirates, and South Africa to support sales throughout Europe, the Middle East and Africa. Company offices located in Singapore and China support sales in the Pacific Rim. We support Latin American sales from our Dallas headquarters and through a regional office in Brazil.

Our international revenues were 39% of total revenues in fiscal 2008, 35% of total revenues in fiscal 2007 and 45% of total revenues in fiscal 2006. See “Risk Factors” under Item 1A for a discussion of risks attendant to our international operations.

See “Sales” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on sales by product line and geographic area and concentration of revenue.

Backlog

Our solutions backlog at February 29/28, 2008, 2007 and 2006, which does not include the contracted value of future maintenance and hosted solutions to be recognized, was approximately $66 million, $54 million, and $34 million, respectively. Our service and support contracts range in original duration from one month to five years, with most hosted solutions contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the longer duration contracts give customers early cancellation privileges, we do not consider our book of services contracts to be reportable backlog, as a portion of the potential revenue reflected in the contract values may never be realized. At February 29, 2008, a portion of our backlog related to long-term projects and cash basis customers. We generally expect all projects in our existing backlog to be initiated within fiscal 2009 and most of such backlog to be recognized as revenue during fiscal 2009. Approximately 12% of such backlog could revenue subsequent to fiscal 2009. Some of our sales are completed in the same fiscal quarter as ordered. Thus, our backlog at any particular date may not be indicative of actual sales for any future period.

Research and Development

Research and development expenses were approximately $19 million, $24 million and $18 million during fiscal 2008, 2007 and 2006, respectively, and included the design of new products and the enhancement of existing products.

Our research and development spending is focused in six key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML and SCXML. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged, speech enabled applications for the network operator and enterprise markets. These include vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used configurable functions that can be deployed more quickly than custom applications. Fifth, we are developing software and tools designed to provide integration of live agent positions in a customer contact center setting. This software covers a broad range of functions including agent call-screen transfer, workflow management, full call recording, agent and supervisor management systems and reporting and various integration functions. Finally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management.

We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.

Proprietary Rights

We believe our existing patent, copyright, license and other proprietary rights in our products and technologies are material to the conduct of our business. To protect these proprietary rights, we rely on a combination of patent, trademark, trade secret, copyright and other proprietary rights laws, nondisclosure safeguards and license agreements. As of February 29, 2008, we owned 92 patents and had 35 pending applications for patents in the United States. In addition, we have registered “Intervoice” as a trademark in the United States, which is part of our portfolio of 23 registered trademarks and service marks. Some of our patents and marks are also registered in certain foreign countries. Our software and other products are generally licensed to a customer under the terms of a non-exclusive, and generally nontransferable and perpetual license agreement that restricts the use of the software and other products to the customer’s internal purposes. Although our license agreements prohibit a customer from disclosing proprietary information contained in our products to any other person, it is technologically possible for our competitors to copy aspects of our products in violation of our rights. Furthermore, even in cases where we hold patents, the detection and policing of the unauthorized use of the patented technology are difficult. Moreover, judicial enforcement of copyrights may be uncertain, particularly in foreign countries. The unauthorized use of our proprietary information by our competitors could have a material adverse effect on our business, operating results and financial condition.

We generally provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review, analysis and, where appropriate, opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent or copyrighted work will sue us. Other than the current litigation discussed in Item 3 — “Legal Proceedings,” no such litigation is currently pending against us. As noted above, we currently have a portfolio of 92 United States patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement. In certain situations, it might be beneficial for us to cross-license certain of our patents for other patents which are relevant to the call automation industry. See Item 3 — “Legal Proceedings” for a discussion of certain patent matters. See “Risk Factors” in Item 1A for a discussion of risks associated with claims of intellectual property infringement.

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

Employees

As of April 21, 2008, we had 736 employees.

Availability of Company Filings with the SEC

Our Internet website is www.intervoice.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are posted on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” located elsewhere in this report regarding our financial position, business strategy, plans and objectives of management for future operations, future sales and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this Annual Report, we caution current and potential investors that the following important risk factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause such results during fiscal 2009, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Intervoice:

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

•	We face intense competition based on product capabilities and we experience ever increasing demands from our actual and prospective customers for our products to be compatible with a variety of rapidly proliferating computing, telephony and computer networking technologies and standards. Our success is dependent, to a large degree, on our effectiveness in allocating resources to developing and improving products compatible with those technologies, standards and functionalities that ultimately become widely accepted by our current and prospective customers. Our success is also dependent, to a large degree, on our ability to implement arrangements with vendors of complementary product offerings so that we can provide our current and prospective customers greater functionality. Our principal competitors include Avaya, Cisco, Nortel, Nuance Communications, Comverse Technology, Unisys and Alcatel-Lucent. Many of our competitors have greater financial, technological and marketing resources than we have, as well as greater name recognition. Although we have committed substantial resources to enhance our existing products and to develop and market new products, there is no assurance we will be successful. In addition, it is possible that new entrants to the market and strategic acquisitions and partnerships between existing companies could increase the competition in the markets in which we participate. An increase in such competition could materially adversely affect our ability to sell our products, thereby adversely affecting our business, operating results and financial condition.

•	We may not be successful in selling and implementing our products and services in the face of the new, standards-based market. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. The markets for our products have required a shift to the development of products and services based on an open, standards-based architecture utilizing VoiceXML standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. The standards based approach has and will continue to foster increased competition, including competition based on price resulting in increased pressure on gross margins. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift places new challenges on us to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, to respond to potentially different competitors, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. Failure to develop, enhance, acquire and introduce new products and services to respond to continually changing market conditions or customer requirements, or lack of customer acceptance of our products or services, will materially adversely affect the value of our intellectual property, barriers to entry to our business, customer retention, gross margins, and the results of operations and financial condition.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our hardware components are available only from a small number of vendors. Likewise, we license speech recognition technology primarily from Nuance Communications, Inc., the dominant vendor for this technology. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs. We believe software and technology companies, including us and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in accordance with indemnity obligations, expend significant resources to acquire non-infringing alternatives, and/or obtain licenses to the intellectual property that has been infringed upon. As with licensing arrangements, non-infringing substitute technologies may not be available and, if available, may be very expensive, or even prohibitively expensive, to implement. Accordingly, for all of the foregoing reasons, a claim of infringement could ultimately have a material adverse effect on our business, financial condition and results of operations.

•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 80 countries. Our international sales were 39% and 35% of total sales for the fiscal years ended February 29, 2008 and February 28, 2007, respectively. International sales, personnel and property are subject to certain risks, including:

•	terrorism;

•	fluctuations in currency exchange rates;

•	ability to collect on accounts receivable;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country, including nationalization of customers or channel partners;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.

•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for hosted solutions, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline.

•	Our products are complex, and software defects could reduce our revenues and expose us to litigation. The software products we offer are complex and may contain errors or defects, even after extensive testing and quality control, particularly in early versions. Furthermore, because our products increasingly are designed around an open standards based architecture incorporating elements developed by third parties, such errors or defects may be outside of our direct ability to control or correct. Any defects or errors could potentially result in loss of revenues, product returns or order cancellations, and could potentially hinder market acceptance of our products and harm our reputation. Accordingly, any defects or errors could have a material adverse effect on our business, results of operations and financial condition. Our customer agreements typically contain provisions to limit our product warranty obligations and exposure to potential liability claims.

•	We have grown, and may continue to grow, through acquisitions, which could dilute our existing shareholders and could involve substantial acquisition risks. As part of our business strategy, we have in the past acquired, and expect to continue to acquire or make investments in, other businesses and technologies. We may issue equity securities for future acquisitions, which would dilute our existing shareholders, and we may incur debt in connection with future acquisitions, which may include covenants or other restrictions that hinder our ability to operate our business. Furthermore, our prior acquisitions required substantial integration and management efforts. Acquisitions can involve a number of risks, including:

•	difficulty in transitioning and integrating the operations, facilities and personnel of the acquired businesses, including different and complex order processing, support and accounting and financial reporting systems;

•	loss of key management, sales, research and development and other key employees of the acquired company;

•	difficulty in integrating acquired products into our product portfolio, including engineering, sales and marketing integration;

•	impairment of relationships with partners, suppliers and customers;

•	difficulty in implementing and standardizing company-wide financial, accounting, billing, information and other systems and the internal controls surrounding those systems and processes;

•	disruption of our ongoing operations and distraction of management and other employees;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	difficulty in management of geographically remote operations in the United States and internationally;

•	delay of sales to customers pending resolution of product integration between our existing and our newly acquired products; and

•	difficulty entering new markets or businesses in which we have limited experience.

As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could result in a material adverse affect on our business, results of operations and financial condition.

•	We are exposed to risks related to our channel program that could decrease our revenues and hurt our business. A significant amount of our sales are made through intermediaries such as distributors, system integrators and other strategic channel partners. We endeavor to increase the percentage of sales through intermediaries as we continue to focus our sales efforts through our channel and other partners. We anticipate future revenue growth to depend in large part on our success in expanding relationships, and establishing new relationships, with intermediaries. These intermediaries may sell their own products or other vendors’ products that compete with our products, and may compete with our own direct sales force in certain sales opportunities. While we have instituted programs designed to increase sales of our products through intermediaries, certain intermediaries may give greater priority to products of other suppliers, including competitors. Our ability to grow sales through intermediaries depends on our investment in appropriate financial incentives, support and sales tools for intermediaries, while effectively alleviating conflict with our own sales force. Failure to effect this strategy appropriately may result in certain intermediaries choosing to cease or reduce the sales of our products, resulting in a material adverse change in our business, results of operations and financial condition.

•	Unanticipated changes in our effective tax rates or exposure to additional income tax liabilities could affect our profitability or increase our loss. We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. We are generally required to account for taxes in each jurisdiction in which we operate, including making assumptions, interpretations and judgments with respect to the applicable tax requirements. Our provision for income taxes is calculated based on a mix of earnings, statutory rates, and enacted tax rules by jurisdiction, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate, which could affect our results of operations and financial condition.

•	Failure to maintain effective internal controls could have a material adverse effect on our business, results of operations, financial condition, and our stock price. A failure to maintain adequate internal control procedures as required by Section 404 of the Sarbanes-Oxley Act of 2002 may preclude our management’s ability to conclude that we have effective internal controls over our financial reporting. These internal controls are also required for us to produce management financial information, make determinations on revenue recognition and other material accounting issues, and prevent financial fraud. If we are unable to produce reliable financial reports, make appropriate determinations on revenue recognition and material accounting policies or prevent fraud, our business, operating results and financial condition could be adversely affected.

•	We have sustained operating losses in the past, and may incur additional losses in the future which may require us to raise additional capital on unfavorable terms. We cannot be certain that our revenue will grow or that we will achieve or maintain profitable operations in the future. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. If we have significant operating losses, we may be required to raise additional capital to maintain or grow our operations. Such additional capital may only be available at unfavorable terms that could be dilutive to existing shareholders, have a high interest rate, contain restrictive covenants, or contain other unfavorable terms.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Intervoice owns approximately 225,000 square feet of manufacturing and office facilities in Dallas, Texas. We lease approximately 107,000 square feet of office space as follows:

Square Feet

Orlando, Florida	34,000
Manchester, United Kingdom	35,000
Mountain View, California	26,000
Other domestic and international locations	12,000

Item 3.	Legal Proceedings

Intellectual Property Matters

We generally provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review, analysis and, where appropriate, opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent, trademark, or copyrighted work, or a user of our products who has been sued by such an owner, will sue us for infringement, under an indemnity or some other legal theory. Other than the current litigation discussed in “Pending Litigation” below, no such litigation is currently pending against us. We currently have a portfolio of 92 United States patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.

From time to time Ronald A. Katz Technology Licensing L.P. (“RAKTL”) has sent letters to certain of our customers suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by RAKTL. In the letters, RAKTL has alleged that certain of its patents pertain to certain enhanced services offered by network providers, including prepaid card and wireless services and postpaid card services. RAKTL has further alleged that certain of its patents pertain to certain call processing applications, including applications for call centers that route calls using a called party’s DNIS (dialed number identification service) number. As a result of the correspondence, many of our customers have entered into license agreements with RAKTL and many of our customers have had discussions, or are in discussions, with RAKTL.

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

A number of customers, including customers of ours and Edify, have been sued as defendants in several lawsuits brought by RAKTL. Many of these cases have been consolidated for discovery purposes in the United States District Court for the Central District of California, Case No. ML07-1816-RGU (FFMx), (the “RAKTL Lawsuit”). Several of these defendants who are also customers have notified us or Edify of the lawsuits pursuant to the indemnity paragraphs of their respective sales agreements and have indicated to us that the lawsuits could potentially impact the defense and indemnity paragraphs of their respective sales agreements. One of these defendants who is a customer of an Intervoice reseller has sued us, but not yet served the complaint upon us, in a lawsuit discussed below in “Pending Litigation.” Neither we nor Edify believe that we have a current obligation to defend or indemnify any of these customers in connection with the current allegations made in the RAKTL lawsuits and when contacted we have requested that the customers provide additional information concerning the assertions made by RAKTL. As part of the discovery process in the litigation referenced above, the Company has received subpoenas from RAKTL calling for the production of certain materials and information related to specific defendants. The Company is currently responding to the subpoenas.

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

Even though no claims have been made by RAKTL that a specific product offered by Intervoice infringes any claim under the RAKTL patent portfolio, we have received opinions from our outside patent counsel that certain products and applications we offer do not infringe certain claims of the RAKTL patents. We have also received opinions from our outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, we are not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by our products. If we are ever served with the lawsuit discussed below in “Pending Litigation” or become involved in any other litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, we intend to vigorously contest the claims and to assert appropriate defenses.

From time to time Phoenix Solutions, Inc. (“Phoenix”) has sent letters to certain of our customers suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by Phoenix. In the letters, Phoenix has alleged that certain of its patents pertain to certain speech recognition technology. Certain products we offer can be programmed and configured to utilize speech recognition technology. Our contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that our products infringe a third party’s patent. None of the customers contacted by Phoenix have notified us that Phoenix has expressly claimed or identified any product provided by us that infringes any claims of any Phoenix patent. In a lawsuit initiated by Phoenix against Sony Electronics, Inc. (“Sony”) that is discussed below in “Pending Litigation,” we were joined to the lawsuit by Sony alleging that we had breached the UCC representation of non-infringement. In no instance has any allegation been made by Phoenix that any product supplied by us infringes any claims of a Phoenix patent and as such we have refused to assume any such defense. We have, however, received letters from customers notifying us of the efforts by Phoenix to license its patent portfolio and reminding us of our potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted against a product or system we provided.

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

Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against us as well as certain named current and former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that we and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

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

On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted our petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. On January 8, 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration in light of the Fifth Circuit’s decision in Oscar Private Equity Investments v. Allegiance Telecom, Inc. The parties have filed additional briefing in the District Court regarding class certification and are awaiting the District Court’s ruling. The District Court granted Plaintiffs’ motion for leave to file a second amended complaint and we moved to dismiss portions of that amended complaint. On March 14, 2008, the District court granted that motion in part and denied it in part. We have largely completed the production of documents in response to the Plaintiffs’ requests for production. We believe that we and our officers and directors complied with the applicable securities laws and will continue to vigorously defend the case.

Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (MHP), pending in the United States District Court for the Northern District of California, San Francisco Division: On December 13, 2006, Phoenix Solutions, Inc. (“Phoenix”) filed suit against Sony in the United States District Court for the Central District of California for infringement of U.S. Patent Nos. 6,615,172, 6,633,846, 6,665,640 and 7,050,977. On February 9, 2007, Sony filed its answer to Phoenix’s claims of infringement, denied any liability and filed a counterclaim alleging that the patents were neither valid nor infringed by Sony. On February 26, 2007, Sony filed a third party complaint against the Company for alleged breach of warranty of title and the warranty against infringement related to the claims of infringement made by Phoenix against Sony. In its third party complaint, Sony seeks to recover actual damages suffered by it in the event a final judgment is entered against Sony or it is otherwise liable for any damages, fees or costs arising out of the claims of patent infringement made by Phoenix against the Sony interactive voice response system. On April 9, 2007, the Company filed its motion to dismiss the third party complaint. The trial court transferred the case to the United States District Court for the Northern District of California, San Francisco Division, and the case is now styled Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (MHP). Phoenix and Sony settled their respective claims against one another and the trial court has dismissed such claims. Sony continues to assert its third party claims against the Company. The trial court has denied both the Company’s motion to dismiss and Sony’s motion to transfer the case to a Florida court. The Company intends to vigorously defend itself against any and all claims made against it.

On January 28, 2008, Webster Bank, National Association (“Webster”) filed suit in the United States District Court for the District of Connecticut against us and several other entities, including an Intervoice reseller, related to patent infringement claims made against Webster by RAKTL, Webster Bank, National Association v. Intervoice, Inc., et al., Civil No. 3:08-CV-00147-AHN. Even though approximately three months have elapsed since the lawsuit was filed, Webster has yet to serve us with a copy of the Complaint. Until if and when we are served, we have no obligation to appear or defend ourselves in the case. We have repeatedly advised Webster that RAKTL has not alleged that our products infringe any RAKTL patents, that Webster has no contractual relationship or other relationship with us which could support any of the claims being made in the lawsuit, and that prosecution of the suit against Intervoice by Webster could impose liability upon Webster under federal rules for filing a lawsuit without a reasonable basis in law or in fact. If served with the suit and forced to respond, we will vigorously defend ourselves and assert all defenses and affirmative claims for relief against Webster available to us.

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

High and low share prices as reported on the NASDAQ National Market are shown below for our fiscal quarters during fiscal 2008 and 2007.

Fiscal 2008 Quarter	High	Low

4th	$9.85	$5.26
3rd	$11.03	$7.87
2nd	$9.07	$7.29
1st	$8.04	$6.07

Fiscal 2007 Quarter	High	Low

4th	$8.10	$6.34
3rd	$7.75	$5.95
2nd	$7.40	$5.58
1st	$8.70	$6.24

On April 21, 2008, there were 558 shareholders of record of Intervoice common stock. The closing price of our common stock on that date was $6.97.

Securities Authorized for Issuance Under Equity Compensation Plans

We have maintained multiple compensation plans to provide for the issuance of our common stock to officers and other employees. These plans consisted of the 1990 Employee Stock Option Plan, 1999 Stock Option Plan, 1990 Non-Employee Stock Option Plan, 2003 Stock Option Plan, 2005 Stock Incentive Plan and the 2007 Stock Incentive Plan, which have been approved by the shareholders, and the 1998 Employee Non-Qualified Stock Option Plan which has not been approved by the shareholders. The following table sets forth information regarding outstanding options and shares of common stock reserved for future issuance as of February 29, 2008. The 2007 Stock Incentive Plan replaced all other plans (except for awards already outstanding) and became the sole plan from which equity based awards could be granted.

	A	B	C
			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (A))

Plan Category
Equity compensation plans approved by security holders*	6,672,355	$8.39	1,832,714
Equity compensation plans not approved by security holders	100,263	$4.60	—
Total	6,772,618	$8.34	1,832,714

*	We have 731,798 Restricted Stock Units outstanding that were issued through equity compensation plans approved by security holders. There is no exercise price for these restricted stock units.

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

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to our shareholders during the five-year period ended February 29, 2008 as well as an overall broad stock market index, the NASDAQ Market Index, and a peer group index for the Company, the index for SIC Code 3661 — Telephone and Telegraph Apparatus. The stock performance graph assumes $100 was invested on March 1, 2003 in our common stock and in each such index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG INTERVOICE, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON MAR. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING FEB. 29, 2008

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	2/28/2003	2/29/2004	2/28/2005	2/28/2006	2/28/2007	2/29/2008
InterVoice, Inc.	100.00	714.12	638.24	504.12	377.65	415.88

Telephone, Telegraph Apparatus	100.00	250.46	220.52	250.87	294.22	257.51

NASDAQ Market Index	100.00	152.22	154.10	172.40	183.46	172.24

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included in Item 8 and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7.

	Fiscal Year Ended February 28/29
	2008(1)	2007(2)	2006(3)	2005	2004
	(In millions, except per share data)

Sales	$202.4	$196.3	$168.1	$183.3	$165.3
Income (loss) from operations	6.2	(3.1)	9.0	24.7	18.8
Net income (loss)	5.5	(1.7)	16.5	22.5	11.3
Total assets	177.5	168.6	158.1	134.9	111.6
Current portion of long term debt	—	—	—	0.4	—
Long term debt, net of current portion	—	—	—	1.3	13.1
Per basic common share:
Net income (loss)	0.14	(0.04)	0.43	0.62	0.33
Shares used in per basic common share calculation	38.8	38.6	38.1	36.2	34.4
Per diluted common share:
Net income (loss)	0.14	(0.04)	0.42	0.59	0.32
Shares used in per diluted common share calculation	39.5	38.6	39.0	38.5	35.7

(1)	During fiscal 2008, we incurred approximately $1.9 million in charges in connection with two severance and organizational changes in regard to integration and consolidation related activities related to prior period acquisitions affecting approximately 45 positions. In addition, we incurred approximately $0.4 million in facilities consolidation charges and approximately $0.4 million in corporate restructuring and related legal and professional fees. We also reversed a facilities related charge of approximately $0.3 million. We incurred legal fees and other expenses of approximately $0.7 million in relation to proxy activities regarding the re-election of our Board of Directors.

(2)	During fiscal 2007, we incurred approximately $2.5 million in charges in connection with three severance and organizational changes affecting approximately 55 positions. In addition, we incurred approximately $1.2 million in facilities charges in connection with the elimination of redundant office leases. In addition, we recorded a loss provision of approximately $1.9 million related to a contract and a loss provision of approximately $0.9 million related to the settlement discussions with the SEC.

(3)	We acquired all of the outstanding stock of Edify on December 30, 2005. Beginning December 31, 2005, our financial results include the operations of Edify. During fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify. In addition, during fiscal 2006, our income tax benefit totaled $5.3 million including benefits totaling $7.6 million resulting from the reversal of valuation allowances on certain deferred tax assets and from the resolution of tax contingencies, partially offset by a provision of $1.0 million related to the repatriation of foreign earnings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

We recognize revenue from the sale of hardware and software solutions, from the delivery of recurring maintenance and software support associated with installed solutions and from the provision of our enterprise and network solutions on a hosted solutions basis. Our policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition,” as amended (“SOP 97-2”), SEC Staff Accounting Bulletin No. 104 (“SAB 104”) and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element as evidenced by vendor specific objective evidence. In situations where vendor specific objective evidence exists for all undelivered elements, but does not exist for one or more of the delivered elements, the residual method is used. In these cases, the vendor specific objective evidence of fair value of the undelivered elements is deferred and the residual is recognized as revenue related to the delivered elements. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.

Sale of Hardware and Software Solutions:  Many of our sales are of customized software or customized hardware/software solutions. Such solutions incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. We account for sales of these customized solutions using contract accounting principles, following the relevant guidance in Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), under either the percentage of completion (“POC”) or completed contract methodology, as further described below. In other instances, particularly in situations where we sell to distributors or where we are supplying only additional product capacity (i.e., similar hardware and software solutions to what is already in place) for an existing customer, we may sell solutions that do not require significant customization. In those situations, we recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.

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

We use completed contract accounting for smaller custom projects not meeting the POC thresholds described above. We also use completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that our ability to make reasonable estimates is in doubt or in situations where a sale is subject to unusual “inherent hazards.” Such hazards are unrelated to, or only incidentally related to, our typical activities and include situations where completion of the contract is subject to pending litigation, or where the solutions produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, we recognize revenue upon customer acceptance as evidenced by a written customer acknowledgement, the passage of a contractually defined time period or the customer’s use of the solution in a live operating environment.

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

Stock-Based Compensation

We adopted SFAS No. 123R, “Share-Based Payment,” effective March 1, 2006 using the modified prospective application method. Determining the amount and classification of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expenses using fair value models. The most significant assumptions used in calculating the fair value include the expected volatility, expected lives and estimated forfeiture rates for employee stock option grants.

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

In addition to stock options, we also grant restricted stock units. These units are valued using the fair market value of the stock on the date of grant. Restricted stock units may vest based solely upon service requirements or the restricted stock units may contain additional performance requirements that serve to accelerate vesting if requisite criteria are met.

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

Goodwill:  Goodwill is attributable to our fiscal 2006 acquisition of Edify and our fiscal 2000 purchase of Brite. Under the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is presumed to have an indefinite life and is not subject to annual amortization. We do, however, perform an impairment test on our goodwill balance on at least an annual basis, as of the beginning of our fourth fiscal quarter, and more frequently if we identify triggering events on an interim basis. Our impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of Intervoice with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, we compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to the lesser of that excess or the carrying amount of goodwill.

Income Taxes

We record an income tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method and reflects the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We provide a valuation allowance for deferred tax assets in circumstances where we do not consider realization of such assets to be more likely than not. This is a subjective assessment that requires us to consider current, past and expected profitability trends to determine if it is more likely than not that we will realize the benefit of deferred tax assets. These analyses are performed on a jurisdiction by jurisdiction basis and as a result we continue to provide valuation allowances on state deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine that it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on the derecognition of tax benefits, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires significant additional disclosures regarding uncertain tax positions. FIN 48 is effective for years beginning after December 15, 2006 and we adopted FIN 48 in the first quarter of fiscal 2008 on a prospective basis.

As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.

Results of Operations

The following table presents certain items as a percentage of sales for our last three fiscal years.

	Year Ended February 29/28
	2008	2007	2006

Sales	100.0%	100.0%	100.0%
Cost of goods sold	48.1	45.0	43.7

Gross margin	51.9	55.0	56.3

Research and development expenses	9.5	12.0	10.7
Selling, general and administrative expenses	38.0	42.8	39.6
Settlement provision	—	0.5	—
Amortization of acquisition related intangible assets	1.3	1.3	0.7

Income (loss) from operations	3.1	(1.6)	5.3
Interest income (expense) and other income (expense), net	0.8	0.6	1.4

Income (loss) before income taxes (benefit)	3.9	(1.0)	6.7
Income taxes (benefit)	1.2	(0.1)	(3.1)

Net income (loss)	2.7%	(0.9)%	9.8%

Sales

Intervoice is a leading provider of converged voice and data solutions and related services. As used in this report, solutions sales include the sale of hardware and/or software applications and the related consulting services associated with designing, integrating, and installing custom applications to address customers’ business needs. Recurring services include a suite of maintenance and software upgrade offerings and the provision of customized solutions to customers on a hosted solutions (outsourced) basis. Our solutions product line includes voice portal, messaging, and payment solutions.

Our net sales by product line for fiscal 2008, 2007 and 2006 were as follows (in millions):

		% Change		% Change
		from		from
	2008	Prior Year	2007	Prior Year	2006

Voice portal solution sales	$54.5	(21.2)%	$69.2	40.7%	$49.2
Messaging solution sales	35.5	143.2%	14.6	(23.6)%	19.1
Payment solution sales	6.9	(19.8)%	8.6	(12.2)%	9.8

Total solution sales	96.9	4.9%	92.4	18.3%	78.1

Maintenance and related services revenues	86.4	3.8%	83.2	29.2%	64.4
Hosted solutions revenues	19.1	(7.7)%	20.7	(19.1)%	25.6

Total recurring services revenues	105.5	1.5%	103.9	15.4%	90.0

Total sales	$202.4	3.1%	$196.3	16.8%	$168.1

We assign revenues to geographic locations based on the location of the customer. Our net sales by geographic area for fiscal 2008, 2007 and 2006 were as follows (in millions):

		% Change		% Change
		from		from
	2008	Prior Year	2007	Prior Year	2006

North America	$123.4	(3.4)%	$127.7	38.7%	$92.1
Europe	34.3	20.4%	28.5	(27.1)%	39.1
Middle East and Africa	24.2	57.1%	15.4	(19.4)%	19.1
Central and South America	13.2	(10.2)%	14.7	16.7%	12.6
Pacific Rim	7.3	(27.0)%	10.0	92.3%	5.2

Total	$202.4	3.1%	$196.3	16.8%	$168.1

International sales constituted 39% of total sales in fiscal 2008, 35% of total sales in fiscal 2007 and 45% of total sales in fiscal 2006.

Sales of voice portal solutions decreased in fiscal 2008 from fiscal 2007. All geographies except Europe reflected decreases in voice portal solution sales, with Latin America reflecting the largest dollar decrease. Fiscal 2007 Latin America solutions revenues included significant transactions further described below that were not repeated in fiscal 2008. Sales of voice portal solutions increased significantly in fiscal 2007 from fiscal 2006. All geographies except Europe reflected increases in voice portal solution sales during this period, with the largest increase reflected in North America. This increase includes sales to former Edify customers for the full year of fiscal 2007 including approximately $4.6 million recognized under an approximately $7.3 million sale to a major U.S. satellite television provider. We acquired Edify in the fourth quarter of fiscal 2006. Fiscal 2007 also included $2.5 million of revenue from a cash basis customer based in the Central and South American market as well as $3.5 million from a follow on order for incremental capacity from the same customer which was recognized on an accrual basis. Based on the uncertain political situation in this customer’s country, during the fourth quarter of fiscal 2007, we returned to the cash basis of accounting for any future activity with this customer. In addition, the portion of our voice portal revenues which are associated with book-and-ship channel sales and capacity upgrades has decreased in fiscal 2008 from that reported in fiscal 2007 as a result of several significant upgrade sales in 2007 that were not repeated in 2008. In addition, our sales team was refocused on certain strategic customer relationships during fiscal 2008.

Messaging solution sales for fiscal 2008 included $9.1 million recognized under a $10.3 million media exchange contract entered into in February 2007. Messaging solution sales in fiscal 2008 also included approximately $7.0 million of revenue from a cash basis customer in the Latin American market as well as sales of additional capacity to other existing customers. Fiscal 2006 included recognition of approximately $6.2 million under the first two contracts for our new advanced messaging product. Sales of messaging solutions decreased in fiscal 2007 from fiscal 2006. The largest decreases were reflected in the Middle East, Africa and Latin America, where fiscal 2007 did not include any contracts of comparable size to the first two media exchange contracts recognized during fiscal 2006.

Our sales of payment solutions continue to primarily reflect sales of capacity upgrades to existing clients in the Middle East and Africa, Latin America and the Pacific Rim.

The 3.8% increase in maintenance and related services revenues in fiscal 2008 as compared to fiscal 2007 is comprised of increases of $1.6 million (32.4%) in maintenance revenues on messaging solutions and $2.0 million (2.7%) in maintenance revenues on voice portal solutions, offset by $0.4 million (11.3%) in maintenance revenues on payment solutions. The 29.2% increase in maintenance and related service revenues in fiscal 2007 as compared to fiscal 2006 is comprised of increases of $19.6 million (35.3%) in maintenance revenues on voice portal solutions offset, in part, by decreases of $0.8 million (8.5%) in maintenance revenues on messaging and payment solutions. This increase in fiscal 2007 resulted primarily from a full year of revenues related to our acquisition of Edify, which occurred in the fourth quarter of fiscal 2006.

The 7.7% decrease in hosted solutions revenues in fiscal 2008 compared to fiscal 2007 is comprised of growth of $2.0 million in North America offset by a $3.6 million decline in revenue from our international customers. The 19.1% decrease in hosted solutions revenues in fiscal 2007 as compared to fiscal 2006 is comprised of growth of $2.1 million (16.2%) in revenues from our North American enterprise customers offset by reductions of $7.0 million (55.7%) from our international network customers. We recognized revenues totaling $3.0 million in fiscal 2007 and $8.3 million in fiscal 2006 under a single long-term international hosted solutions contract with a U.K. based network operator. This contract expired in July 2006. International hosted solutions revenues included $1.1 million, $1.4 million and $2.0 million for fiscal 2008, 2007 and 2006, respectively, relating to services performed for an international hosted solutions customer for which we recognize revenue on a cash basis.

No customer accounted for 10% of our total sales during fiscal 2008 and 2007. We have historically made significant sales of solutions, maintenance and hosted solutions, including the hosted solutions described above, to a U.K. based network operator. Such combined sales accounted for 10% of our total sales during fiscal 2006. No other customer accounted for 10% or more of our sales during such period.

We are prone to quarterly sales fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $1.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales are unevenly distributed throughout the fiscal year. We use a system combining estimated sales from our recurring services contracts, “pipeline” of solution sales opportunities, and backlog of committed solution orders to estimate sales and trends in our business. For the years ended February 29, 2008, February 28, 2007 and 2006 sales were sourced as follows:

	Year Ended February 29/28
	2008	2007	2006
	(Based on averages of quarterly activity)

Sales from recurring service and support contracts, including contracts for hosted solutions	52%	53%	54%
Sales from solutions backlog	30%	27%	29%
Sales from the pipeline	18%	20%	17%

	100%	100%	100%

Our service and support contracts range in original duration from one month to five years, with most hosted solutions contracts having initial terms of two to three years and most maintenance and related contracts having initial terms of one year. Because many of the contracts give customers early cancellation privileges, we do not consider our book of services contracts to be reportable backlog, as a portion of the potential revenue reflected in the contract values may never be realized if customers elect to cancel, notwithstanding that many of our hosted solutions contracts contain provisions that provide for early termination fees to be paid by the customer if they cancel. Nevertheless, it is easier for us to estimate service and support revenues than to estimate solution sales for the next quarter because the service and support contracts generally span multiple quarters and revenues recognized under each contract are generally similar from one quarter to the next.

Our backlog is made up of customer orders for solutions for which we have received complete purchase orders. At February 29, 2008, and February 28, 2007 and 2006, our backlog of solutions sales was approximately $65.7 million, $54.1 million and $33.9 million, respectively. We generally expect all projects in our existing backlog to be initiated within fiscal 2009 and most of such backlog to be recognized as revenue during fiscal 2009. However, some of our larger, more complex network projects may extend for longer periods. Approximately 12% of our backlog could revenue subsequent to fiscal 2009. The accuracy of any estimate of future sales is dependent, in part, on our ability to project the amount of revenue to be contributed from beginning solutions backlog during any fiscal quarter. Our ability to estimate the amount of backlog that will be converted to revenue in any fiscal quarter can be affected by factors outside of our control, including changes in project timing requested by our customers and cash collections from certain international customers. Approximately 15% of our solutions backlog at February 29, 2008 relates to customers for which revenue is recognized on a cash basis which impacts the time between project completion and revenue recognition.

Our pipeline of opportunities for solutions sales is the aggregation of our sales opportunities for which we have not received a purchase order, with each opportunity evaluated for the date the potential customer will make a purchase decision, competitive risks, and the potential amount of any resulting sale. No matter how promising a pipeline opportunity may appear, there is no assurance it will ever result in a sale. Accordingly, upward or downward trends in our total pipeline are not considered meaningful from a financial analysis perspective. While we incorporate an estimate of sales from our pipeline into our business planning and budgeting, pipeline estimates are necessarily speculative and may not consistently correlate to solutions sales in a particular quarter or over a longer period of time. While we know the amount of solutions backlog available at the beginning of a quarter, we must speculate on our pipeline of solutions opportunities for the quarter. Our accuracy in estimating total solutions sales for the next fiscal quarter is, therefore, highly dependent upon our ability to successfully estimate which pipeline opportunities will close during the quarter.

To compete effectively in our target markets in fiscal 2009 and beyond, we believe we must continue to transition our products and services to an open, standards-based business model. We have historically provided complete, bundled hardware and software systems using internally developed components to address our customers’ total business needs. Increasingly, the markets for our products are requiring a shift to the development of products and services based on an open, standards-based architecture utilizing VoiceXML, CCXML and SCXML standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift will place new challenges on our management to transition our products and to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled systems.

Restructuring and Other Charges

Fiscal 2008

During fiscal 2008, we incurred approximately $1.9 million of charges in connection with two severance and organizational changes in regard to integration and consolidation activities related to prior period acquisitions affecting approximately 45 positions. In addition, we incurred approximately $0.4 million in connection with facilities charges regarding our Orlando facility, and approximately $0.4 million in corporate restructuring and related legal and professional fees. We also reversed a facilities related charge of approximately $0.3 million.

The following table summarizes the effect on reported operating results by financial statement category of all such charges for fiscal 2008 (in millions):

			Selling,
	Cost of	Research and	General and
	Goods Sold	Development	Administrative	Total

Severance payments and related benefits	$0.4	$0.5	$1.0	$1.9
Facility costs	—	—	0.4	0.4
Corporate restructuring and related professional and legal fees	—	—	0.4	0.4

Total	$0.4	$0.5	$1.8	$2.7

Of this amount, approximately $0.2 million remained accrued at February 29, 2008.

On May 31, 2007, we became aware of the intention of a shareholder, David W. Brandenburg, to solicit proxies to elect an alternate slate of nominees to our seven-member Board of Directors. On June 22, 2007, three existing Board members resigned at the request of the Company to enable three nominees from the alternate slate to join the Board of Directors promptly following the directors’ resignation. The Governance Agreement, which contemplated the election of the nominees from the alternate slate to the Board of Directors, was approved by the Board of Directors after the resignations. We completed the re-election of our Board of Directors at our Annual Shareholder Meeting held on July 23, 2007. Legal and other expenses of approximately $0.7 million incurred during this process, including reimbursement of approximately $0.4 million to Mr. Brandenburg, the Chairman of our Board of Directors, were reported in selling, general and administrative expense in our Consolidated Statements of Operations for the fiscal quarter ended August 31, 2007.

Fiscal 2007

During fiscal 2007, we incurred approximately $2.5 million of charges in connection with three severance and organizational changes affecting approximately 55 positions. In addition, we incurred approximately $1.2 million in facilities charges in connection with the elimination of redundant office leases. The following table summarizes the effect on reported operating results by financial statement category of all such charges for fiscal 2007 (in millions):

			Selling,
	Cost of	Research and	General and
	Goods Sold	Development	Administrative	Total

Severance payments and related benefits	$1.0	$0.3	$1.2	$2.5
Facility costs	—	—	1.2	1.2

Total	$1.0	$0.3	$2.4	$3.7

All amounts related to these charges have been paid.

Fiscal 2006

During fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of the acquisition of Edify. The following table summarizes the effect on reported operating results by financial statement category of all such charges for fiscal 2006 (in millions):

			Selling,
	Cost of	Research and	General and
	Goods Sold	Development	Administrative	Total

Severance payments and related benefits	$0.5	$0.2	$1.2	$1.9

All amounts related to these charges have been paid.

Cost of Goods Sold

Cost of goods sold was comprised of the following for fiscal 2008, 2007 and 2006 (in millions):

	2008	2007	2006

Solution COGS	$66.7	$59.2	$48.0
As percentage of solutions sales	68.8%	64.1%	61.5%
Services COGS	$30.7	$29.1	$25.5
As percentage of services revenues	29.1%	28.0%	28.4%
Total COGS	$97.4	$88.3	$73.5
As percentage of total sales	48.1%	45.0%	43.7%

During fiscal 2008, 2007 and 2006, we incurred charges to cost of goods sold totaling $0.4 million (0.2% of sales), $1.0 million (0.5% of sales) and $0.5 million (0.3% of sales), respectively, as described in the preceding “Restructuring and other charges” section. Cost of goods sold for fiscal 2008 and fiscal 2007 included approximately $1.2 million and $0.9 million, respectively, of stock compensation expense, resulting from the adoption of SFAS No. 123R, which requires us to include compensation expense in our financial statements related to share-based awards. A significant portion of our solutions cost of goods sold is comprised of labor costs that are fixed over the near term as opposed to direct material and license/royalty costs that vary directly with sales volume. The increase in solutions cost of goods sold as a percentage of sales in fiscal 2008 as compared to fiscal 2007 resulted primarily from continued activity on a $10.3 million media exchange contract entered into in February 2007. During fiscal 2008, our Research and Development organization incurred a total of $4.2 million of cost specifically related to this project which are reported in solutions cost of goods sold. As a result, we recognized no net margin on the $9.1 million of revenue recognized on this project and we recorded approximately $0.5 million of additional loss provision related to this contract during fiscal 2008. The increase in solutions cost of goods sold as a percentage of solutions sales in fiscal 2007 as compared to fiscal 2006 resulted primarily from the recording of a loss provision of approximately $1.9 million related to the $10.3 million media exchange contract referred to above. Progress on this percentage of completion project resulted in approximately $0.8 million of revenue on which we recognized no net margin during fiscal 2007. In addition, we recognized no net margin on approximately $0.7 million and $6.2 million of revenue recognized in fiscal 2007 and fiscal 2006, respectively, on the first two contracts for our advanced messaging product — media exchange for networks.

Our services cost of goods sold in fiscal 2008 increased in both dollar amount and percentage of services revenue as compared to fiscal 2007. These increases relate to the increase in services revenues as well as the commencement of certain recurring costs related to certain hosted solutions projects that were incurred prior to the commencement of service to customers. During fiscal 2007, our services cost of goods sold increased in dollar amount and remained relatively unchanged as a percentage of services revenues as compared to fiscal 2006 levels. The increase in actual costs related to the increase in services revenues.

Research and Development Expenses

Research and development expenses for fiscal 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Research and development expenses	$19.1	$23.6	$17.9
As percentage of total sales	9.4%	12.0%	10.7%

Research and development expenses include the design of new products and the enhancement of existing products. Research and development expenses for fiscal 2008 and 2007 included approximately $0.7 million and $0.6 million, respectively, of stock compensation expense resulting from our adoption of SFAS No. 123R, which requires us to include compensation expense in our financial statements related to share-based awards. Research and development expenses are lower during fiscal 2008 compared to fiscal 2007 because approximately $4.2 million related specifically to the large media exchange contract discussed above are reported in cost of goods sold rather than research and development expenses in our Consolidated Statements of Operations. The decrease also reflects cost savings resulting from restructuring activities undertaken. Fiscal 2007 included a full year of the impact of the acquisition of Edify as well as the addition of resources to support the technology acquired from Nuasis in September 2006. We incurred charges of $0.5 million (0.2% of sales), $0.3 million (0.2% of sales) and $0.2 million (0.1% of sales) in fiscal 2008, 2007 and 2006, respectively, as described in “Restructuring and other charges” above.

Our research and development spending is focused in six key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML and SCXML. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged applications for the network operator and enterprise markets. These include vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used configurable functions that can be deployed more quickly than custom applications. Fifth, we are developing software and tools designed to provide integration of live agent positions in a customer contact center setting. This software covers a broad range of functions including agent call-screen transfer, workflow management, full call recording, agent and supervisor management systems and reporting and various integration functions. Finally, we are developing modular productivity and communications applications for wireless and wireline applications including speech driven voice mail, voice activated dialing, and enhanced personal information management.

We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Selling, general and administrative expenses	$77.0	$84.1	$66.5
As percentage of total sales	38.0%	42.8%	39.5%

Selling, general and administrative expenses for fiscal 2008 decreased as compared to fiscal 2007. Salaries, commissions and related charges were down approximately $2.7 million, marketing expenses were down approximately $0.8 million and rent was down approximately $0.8 million. These decreases reflect the cost savings achieved from the acquisition integration, restructuring and facilities consolidation activities undertaken over the past few years. These decreases were offset by an increase of approximately $1.0 million in depreciation, which reflects a full year of depreciation related to our SAP system. Selling, general and administrative expenses for fiscal 2008 and 2007 included approximately $3.3 million and $3.5 million, respectively, of stock compensation expense resulting from our adoption of SFAS No. 123R, which requires us to include compensation expense in our financial statements related to share-based awards. Fiscal 2007 reflects a full year of the impact of the acquisition of Edify which affected salaries, commissions and related expenses. Sales and marketing expenses increased approximately $11.1 million from fiscal 2006 to fiscal 2007. In addition, depreciation expense increased by approximately $1.4 million for the same period, largely as a result of the start of depreciation related to the SAP system which went into production during the third quarter of fiscal 2007. We incurred charges in connection with the Audit Committee and SEC investigations of approximately $0.2 million, or 0.1% of total sales during fiscal 2008, $1.7 million, or 0.9% of total sales during fiscal 2007 and $1.1 million, or 0.7% of total sales during fiscal 2006. Expenses also included charges of $1.8 million (0.9% of total sales), $2.4 million (1.2% of total sales) and $1.2 million (0.7% of total sales) in fiscal 2008, 2007 and 2006, respectively, as described in “Restructuring and other charges” above.

Settlement provision

Fiscal 2007 includes approximately $0.9 million of expense related to an expected payment to the SEC. Such payment, consisting of disgorgement of approximately $0.7 million and prejudgment interest of approximately $0.2 million, was made during fiscal 2008.

Amortization of Acquisition Related Intangible Assets

In connection with our purchase of certain assets from Nuasis in fiscal 2007, our purchase of Edify in fiscal 2006 and Brite in fiscal 2000, we recorded intangible assets and goodwill totaling $1.9 million, $35.5 million and $103.8 million, respectively. The separately identifiable intangible assets were assigned useful lives ranging from 18 months to 10 years. For fiscal 2008, 2007 and 2006, we recognized amortization expenses related to these intangible assets as follows (in millions):

	2008	2007	2006

Amortization of acquisition related intangible assets	$2.7	$2.5	$1.2

At February 29, 2008, we had $7.1 million in remaining net intangible assets other than goodwill which will be subject to amortization in future periods. The estimated amortization expense attributable to our intangible assets for each of the next five years is as follows (in millions):

Fiscal 2009	$2.6
Fiscal 2010	$1.9
Fiscal 2011	$1.5
Fiscal 2012	$0.5
Fiscal 2013	$0.3

We conducted our required annual test of goodwill impairment during the fourth quarters of fiscal 2008, 2007 and 2006. No impairment of goodwill was indicated.

Interest Income

Interest income was approximately $1.7 million, $1.5 million and $2.2 million in fiscal 2008, 2007 and 2006, respectively. During the fourth quarter of fiscal 2006, we used approximately $34.3 million of cash in connection with our acquisition of Edify. As a result, we earned less interest income in fiscal 2007 than in fiscal 2006.

Other Income (Expense), Net

Other income (expense), net during fiscal 2008, 2007 and 2006 totaling approximately $0.1 million, ($0.3) million and $0.1 million, respectively, was comprised primarily of foreign currency transaction gains and losses. Fiscal 2007 also includes approximately $0.6 million primarily resulting from the sale of MetLife common stock acquired as a result of MetLife’s demutualization which partially offsets the foreign currency loss reported in fiscal 2007.

Income Taxes (Benefit)

We recognized income tax expense of $2.4 million (30% of pretax income), an income tax benefit of $0.2 million (11% of pretax loss) and an income tax benefit of $5.3 million (47% of pretax income) for fiscal 2008, 2007 and 2006, respectively. The fiscal 2008 percentage differs from the U.S. statutory rate of 35% primarily as a result of the release of valuation allowances totaling approximately $1.0 million previously maintained against certain U.K. deferred tax assets and other permanent differences. The fiscal 2007 percentage differs from the U.S. statutory rate of 35% primarily as a result of the geographic mix of our operating results in foreign markets with varying tax rates. The fiscal 2006 percentage differs from the U.S. statutory rate of 35% primarily as a result of the release of valuation allowances previously maintained against certain U.S. deferred tax assets and the favorable resolution of certain tax contingencies during the year offset, in part, by additional tax expense incurred on the repatriation of certain foreign earnings, all as further discussed below.

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

At February 28, 2006, we reversed $4.4 million of valuation allowance associated with certain of our U.S. federal deferred tax assets based on our assessment that is was more likely than not that we would realize the benefit of certain deferred tax assets.

For the year ended February 28, 2006, we reported profits on both our consolidated and U.S. operations, and we used net operating losses and credits carried forward from previous years and the reversal of certain temporary differences to offset some of our U.S. taxable income, providing an income tax benefit of $0.6 million.

During fiscal 2006, we resolved various tax contingencies arising out of our U.S., U.K., German and Middle East and Africa operations. The resolution of all such items resulted in a $3.2 million reduction in our tax expense for fiscal 2006 and was associated with the completion of audits of certain of our international tax returns and with the closing of certain tax periods due to the passage of time.

During fiscal 2008, we generated enough U.S. taxable income to fully utilize the U.S. federal net operating loss carryforwards totaling $1.3 million at the end of fiscal 2007. Because these federal net operating loss carryforwards arose from the exercise of employee stock options and were being offset with a full valuation allowance, the benefit from the reversal of the valuation allowance related to such carryforwards increased equity and did not reduce the tax provision. There are no remaining federal net operating loss carryforwards. In addition, we utilized $1.3 million of current year income tax deductions associated with the exercise of employee stock options to reduce U.S. and U.K. taxable income. These deductions are reflected as an increase in additional capital.

During fiscal 2007, we utilized $8.8 million of U.S. federal net operating loss carryforwards arising from employee stock option exercises and foreign currency tax benefits to reduce our U.S. federal taxable income. In addition, we utilized current year income tax deductions associated with the exercise of employee stock options to reduce U.S. and U.K. taxable income. The tax effect of these tax deductions totaled $3.8 million and is reflected as an increase in additional capital.

As a result of our adoption of FIN 48, we recognized a cumulative effect adjustment of $2.5 million, increasing our liability for unrecognized tax benefits and related penalties and interest by $0.3 million, decreasing our non-current deferred tax assets by $2.2 million, and reducing the March 1, 2007, balance of retained earnings by $2.5 million. The amount of unrecognized tax benefits as of March 1, 2007, was $3.6 million.

We conduct business globally and, as a result, we or one or our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.K., Germany, Canada and the United States. During fiscal 2008, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. federal income tax return for fiscal 2006 which we anticipate will be completed during late fiscal 2009 or early fiscal 2010. Although we believe our tax estimates and our tax positions are reasonable, the final outcome of the IRS audit and any future tax audits could differ materially from our filed positions.

With few exceptions, we are no longer subject to U.S. federal or major non-U.S. income tax examinations for years before fiscal 2005, and state and local income tax examinations for years before fiscal 2004. With respect to our U.S. federal, state and local net operating loss (“NOL”) carryforwards, we have years open under statutes of limitations back to fiscal 2002, where tax authorities may not adjust income tax liabilities for these years, but can reduce NOL carryforwards and other tax carryforwards to future open tax years.

As of February 29, 2008, our unrecognized tax benefits totaled $3.6 million, of which $0.7 million, if recognized, would affect our effective tax rate. We also recognize potential interest and penalties related to unrecognized tax benefits as interest expense and penalty expense, respectively. For the year ending February 29, 2008, we have accrued less than $0.2 million for the potential payment of interest and penalties related to uncertain tax positions. We do not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

Income (Loss) From Operations and Net Income (Loss)

We generated income (loss) from operations of $6.2 million, ($3.1) million and $9.0 million for fiscal 2008, 2007 and 2006, respectively. We generated net income (loss) of $5.5 million, ($1.7) million and $16.5 million during fiscal 2008, 2007 and 2006, respectively. Of income before income taxes for fiscal 2008, $4.2 million and $3.7 million were attributable to domestic and foreign operations, respectively. In fiscal 2007, $0.9 million and ($2.8) million of income (loss) before income taxes were attributable to domestic and foreign operations, respectively. In fiscal 2006, $5.8 million and $5.4 million were attributable to domestic and foreign operations, respectively. In fiscal 2007, our loss was primarily attributable to the increased research and development and other operating expenses to support the two acquisition activities undertaken late in fiscal 2006 and in fiscal 2007 and the increased investment in sales initiatives and marketing rebranding efforts to increase sales as well as stock-based compensation expense, loss provisions for a contract and the status of settlement discussions with the SEC.

Liquidity and Capital Resources

At February 29, 2008 and February 28, 2007, we had $38.7 million and $28.2 million, respectively, in cash and cash equivalents, and we had no debt outstanding. This significant increase in cash resulted from good cash collections resulting in little change to the trade accounts receivable balance in a period of increasing revenues, a lower level of capital expenditures and a focus on cost saving initiatives.

Operating cash flows for fiscal 2008 were impacted by net income of $5.5 million in fiscal 2008 as compared to net loss of $1.7 million for fiscal 2007, an increase in customer deposits of approximately $3.9 million and decreases in accounts payable and accrued liabilities. We paid approximately $0.9 million of previously accrued amounts to the SEC in connection with our previously disclosed settlement with the SEC and related Audit Committee investigation. Operating cash flows for fiscal 2007 were impacted by increases in accounts receivable and inventory. Our accounts receivable at February 28, 2007 included approximately $2.7 million from a Venezuelan customer. Given the delays that we experienced in collection of this receivable, we returned to the cash basis of accounting for all future transactions with this customer. Our days sales outstanding of accounts receivable was 63 days at February 29, 2008, down from 70 days at February 28, 2007. Days sales outstanding at February 28, 2007 was affected by the timing of billings combined with the effect of the delayed collection of the Venezuelan receivable.

For sales of certain of our more complex, customized solutions, we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $8.4 million (22.7% of total net receivables) at February 29, 2008, as compared to $7.3 million (19.7% of total net receivables) at February 28, 2007. We expect to bill and collect unbilled receivables as of February 29, 2008 within the next twelve months.

We generate a significant percentage of our sales, particularly sales of network solutions, outside the United States. Customers in certain countries are subject to significant economic and political challenges that affect their cash flow, and many customers outside the United States are generally accustomed to vendor financing in the form of extended payment terms. To remain competitive in markets outside the United States, we may offer selected customers such payment terms. In all cases, however, we only recognize revenue at such time as our solution or service fee is fixed or determinable, collectibility is probable and all other criteria for revenue recognition have been met. In some limited cases, due to political or economic uncertainties we recognize revenue on a “cash basis,” limiting revenue recognition on certain sales of solutions and/or services to the actual cash received to date from the customer, provided that all other revenue recognition criteria have been satisfied.

We used $8.0 million of cash in net investing activities during fiscal 2008. Of this amount, we used $2.9 million to purchase equipment to expand our hosted solutions business, $1.0 million for costs in connection with our SAP implementation, and the remaining $4.1 million for replacement and expansion of our computing infrastructure and other capital purchases. Actual capital expenditures are dependent, in part, on the level of expenditures made in connection with expansion of our hosted solutions business. We used $16.9 million in net investing activities during fiscal 2007. Of this amount, we used $0.9 million for payment of expenses related to the acquisition of Edify, $2.4 million in the purchase of certain assets from Nuasis, $3.1 million to purchase equipment to expand our hosted solutions business, $7.3 million for costs in connection with our SAP implementation and the remaining $3.2 million for replacement and expansion of our computing infrastructure and other capital purchases. We used $47.8 million of cash in net investing activities during fiscal 2006. Of this amount, we used $34.3 million in the purchase of Edify, $4.1 million to purchase equipment to expand our hosted solutions business, $5.7 million for costs in connection with our SAP implementation, and the remaining $3.7 million for replacement and expansion of our computing infrastructure and other capital purchases.

During fiscal 2008, our financing activities used $0.3 million in net cash flow. Our option holders exercised options for 0.5 million shares of common stock and, in so doing, provided us with $2.4 million of cash. We repurchased 0.4 million shares of common stock, using $3.2 million. Financing activities also included approximately $0.5 million related to excess tax benefits resulting from the exercise of stock options. During fiscal 2007, our financing activities provided $2.4 million in net cash flow. Our option holders exercised options for 0.3 million shares of common stock and, in so doing, provided us with $0.7 million of cash. Financing activities also included approximately $1.7 million related to excess tax benefits resulting from the exercise of stock options. During fiscal 2006, our financing activities provided $3.9 million in net cash flow. Our option holders exercised options for 0.7 million shares of common stock and, in so doing, provided us with $3.2 million of cash. In addition, warrant holders exercised warrants for 0.6 million shares of common stock and provided us with $2.5 million in cash. We used $1.7 million of cash during fiscal 2006 to repay all remaining debt under our credit agreement.

Letter of Credit Facility

In February 2006, we terminated our existing line of credit and entered into a new letter of credit line with the lender. The letter of credit line provides that the lender will issue letters of credit not to exceed the principal amount of $2.0 million. At February 29, 2008, letters of credit totaling approximately $0.5 million were outstanding. These letters of credit were issued by a bank to guarantee our performance under long-term international hosted solutions contracts and related proposals. These letters of credit expire during fiscal 2009. Any draft actually paid by the lender will bear interest at a rate of one-fourth of one percent (0.25%) above the prime rate until the amount is repaid. This agreement contains certain representations and warranties, certain negative and affirmative covenants, and certain conditions and events of default which are customarily required for similar financings. As of February 29, 2008, we were in compliance with all such covenants.

Off-Balance Sheet Arrangements

The operating lease payments shown below, in the Summary of Future Obligations, were our only off-balance sheet arrangements at February 29, 2008.

Summary of Future Obligations

The following table summarizes our obligations and commitments as of February 29, 2008, to be paid in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Nature of commitment
Operating lease payments	$8.7	$2.6	$5.8	$0.3	$—
Firm purchase commitments	10.4	5.7	4.7	—	—

Total obligations and commitments	$19.1	$8.3	$10.5	$0.3	$—

Most of our purchases are executed under cancelable purchase orders. The firm purchase commitments shown above are comprised of non-cancelable commitments for certain communications charges, inventory purchases and royalties. The expected timing of payments of the firm purchase commitments discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different.

We adopted the provisions of FIN 48 on March 1, 2007. As of February 29, 2008, we have $3.6 million in uncertain tax positions, net of federal benefit. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these uncertain tax positions are not reflected in the contractual obligations table.

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

Selected Quarterly Financial Data

	Three Months Ended
	May 31,	August 31,	November 30,	February 29,
Fiscal 2008	2007(1)	2007(2)	2007(3)	2008(4)
	(In millions, except per share data)

Sales	$47.7	$48.7	$52.9	$53.1
Gross profit	25.3	25.7	26.7	27.3
Income (loss) from operations	(1.4)	2.3	3.5	1.8
Net income (loss)	(0.9)	1.4	2.9	2.1
Net income (loss) per basic share	(0.02)	0.04	0.07	0.05
Net income (loss) per diluted share	(0.02)	0.04	0.07	0.05

	Three Months Ended
	May 31,	August 31,	November 30,	February 28,
Fiscal 2007	2006	2006	2006(5)	2007(6)
	(In millions, except per share data)

Sales	$45.7	$50.5	$52.8	$47.4
Gross profit	25.9	28.0	28.8	25.4
Income (loss) from operations	(1.3)	2.0	(0.1)	(3.7)
Net income (loss)	(0.4)	1.6	(0.1)	(2.8)
Net income (loss) per basic share	(0.01)	0.04	0.00	(0.07)
Net income (loss) per diluted share	(0.01)	0.04	0.00	(0.07)

(1)	During the first quarter of fiscal 2008, we incurred approximately $1.8 million in charges associated with severance and organizational changes affecting approximately 45 positions. In addition, we reversed a facilities related charge of approximately $0.3 million.

(2)	During the second quarter of fiscal 2008, we incurred approximately $0.4 million in facilities consolidation costs. We also incurred approximately $0.7 million of legal and other fees related to the re-election of our Board of Directors.

(3)	During the third quarter of fiscal 2008, we incurred approximately $0.3 million related to corporate restructuring and related professional and legal fees.

(4)	During the fourth quarter of fiscal 2008, we incurred approximately $0.1 million related to severance and $0.1 million corporate restructuring and related legal and professional fees.

(5)	During the third quarter of fiscal 2007, we incurred approximately $1.3 million in charges in connection with organizational changes affecting approximately 35 positions. In addition, we incurred $1.1 million in facilities charges in connection with the elimination of redundant office leases.

(6)	During the fourth quarter of fiscal 2007, we incurred approximately $0.7 million in charges in connection with severance and organizational changes affecting approximately 10 positions. In addition, we incurred approximately $0.1 million in facilities charges in connection with the elimination of redundant office leases. We also recorded a loss provision of approximately $1.9 million related to a contract and a loss provision of approximately $0.9 million related to the status of settlement discussions with the SEC.

Recent Accounting Pronouncements

See Note B — Significant Accounting Policies in our Notes to Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risks

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

For the fiscal year ended February 29, 2008, sales originating from our U.K. subsidiary represented approximately 28% of consolidated sales. As a result of our international operations, we are subject to exposure from adverse movements in certain foreign currency exchange rates. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts, and we did not have any such hedge instruments in place at February 29, 2008. Rather, we attempt to mitigate our foreign currency risk by generally transacting business in the functional currency of each of our major subsidiaries, thus creating natural hedges by paying expenses incurred in the local currency in which revenues will be received.

As noted above, our operating results are exposed to changes in certain exchange rates including, particularly, those between the U.S. dollar, the British pound and the Euro. When the U.S. dollar strengthens against the other currencies, our sales are negatively affected upon the translation of U.K. operating results to the reporting currency. The effect of these changes on our operating profits varies depending on the level of British pound denominated expenses and the U.K. subsidiary’s overall profitability. For the fiscal year ended February 29, 2008, the result of a hypothetical, uniform 10% strengthening in the value of the U.S. dollar relative to the British pound and the Euro would have been a decrease in sales of approximately $2.9 million and an increase in net income of approximately $1.5 million. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and/or operating expenses, changes in exchange rates also could affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm Grant Thornton LLP and the Consolidated Financial Statements of Intervoice as of February 29, 2008 and for the year then ended, and the Report of Independent Registered Public Accounting Firm Ernst & Young LLP and the Consolidated Financial Statements of Intervoice as of February 28, 2007 and for each of the two years in the period ended February 28, 2007 follow.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Intervoice, Inc.

We have audited the accompanying consolidated balance sheet of Intervoice, Inc. as of February 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 29, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set for therein.

As discussed in Note I to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits as of March 1, 2007, in connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 24, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
April 24, 2008

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Intervoice, Inc.

We have audited the accompanying consolidated balance sheet of Intervoice, Inc. as of February 28, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended February 28, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a) for the years ended February 28, 2007 and 2006. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intervoice, Inc. at February 28, 2007 and the consolidated results of its operations and its cash flows for each of the two years in the period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B and Note J to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective March 1, 2006.

/s/ ERNST & YOUNG LLP

Dallas, Texas
May 8, 2007

INTERVOICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$38,732	$28,215
Trade accounts receivable, net of allowance for doubtful accounts of $634 in fiscal 2008 and $1,476 in fiscal 2007	36,971	36,837
Inventory	14,628	13,751
Prepaid expenses and other current assets	5,141	3,909
Income taxes receivable	608	1,098
Deferred income taxes	3,360	3,880

	99,440	87,690
Property and equipment, net of accumulated depreciation of $71,744 in fiscal 2008 and $62,419 in fiscal 2007	32,524	34,429
Other assets
Intangible assets, net of accumulated amortization of $22,944 in fiscal 2008 and $20,040 in fiscal 2007	7,080	9,505
Goodwill	32,193	32,193
Long term deferred income taxes	6,078	4,613
Other assets	183	135

	$177,498	$168,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,516	$12,881
Accrued expenses	12,736	15,571
Customer deposits	8,289	4,365
Deferred income	32,708	32,368
Deferred income taxes	1,067	196

	65,316	65,381
Commitments and contingencies (See Notes K, L and R)
Stockholders’ equity
Preferred stock, $100 par value — 2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value — 62,000,000 shares authorized: 38,843,851 issued and outstanding in fiscal 2008, 38,727,628 issued and outstanding in fiscal 2007	19	19
Additional capital	107,329	101,608
Retained earnings	4,843	1,861
Accumulated other comprehensive loss	(9)	(304)

	112,182	103,184

	$177,498	$168,565

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
	(In thousands, except per share data)

Sales
Solutions	$96,911	$92,455	$78,107
Recurring services	105,524	103,890	89,996

	202,435	196,345	168,103

Cost of goods sold
Solutions	66,696	59,151	48,007
Recurring services	30,751	29,116	25,534

	97,447	88,267	73,541

Gross margin
Solutions	30,215	33,304	30,100
Recurring services	74,773	74,774	64,462

	104,988	108,078	94,562

Research and development expenses	19,071	23,630	17,918
Selling, general and administrative expenses	77,031	84,120	66,462
Settlement provision	—	943	—
Amortization of acquisition related intangible assets	2,705	2,518	1,228

Income (loss) from operations	6,181	(3,133)	8,954
Interest income	1,701	1,526	2,245
Interest expense	(37)	(17)	(31)
Other income (expense), net	94	(276)	56

Income (loss) before income taxes (benefit)	7,939	(1,900)	11,224
Income taxes (benefit)	2,410	(203)	(5,265)

Net income (loss)	$5,529	$(1,697)	$16,489

Net income (loss) per share — basic	$0.14	$(0.04)	$0.43

Shares used in basic per share computation	38,798	38,585	38,064

Net income (loss) per share — diluted	$0.14	$(0.04)	$0.42

Shares used in diluted per share computation	39,515	38,585	39,044

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

				Retained	Accumulated
				Earnings	Other
	Common Stock		Additional	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total
	(In thousands, except share data)

Balance at February 28, 2005	37,196,216	$19	$85,421	$(12,931)	$(61)	$72,448
Net income	—	—	—	16,489	—	16,489
Foreign currency translation adjustment	—	—	—	—	(1,844)	(1,844)

Comprehensive income						14,645

Utilization of net operating loss carryforward and current year tax benefits	—	—	952	—	—	952
Exercise of stock options	652,567	—	3,152	—	—	3,152
Exercise of warrants	621,304	—	2,500	—	—	2,500
Stock-based compensation	—	—	25	—	—	25

Balance at February 28, 2006	38,470,087	$19	$92,050	$3,558	$(1,905)	$93,722

Net income	—	—	—	(1,697)	—	(1,697)
Foreign currency translation adjustment	—	—	—	—	1,601	1,601

Comprehensive loss						(96)

Utilization of net operating loss carryforward and current year tax benefits	—	—	3,823	—	—	3,823
Exercise of stock options	257,541	—	715	—	—	715
Stock-based compensation	—	—	5,020	—	—	5,020

Balance at February 28, 2007	38,727,628	$19	$101,608	$1,861	$(304)	$103,184

Net income	——	—	—	5,529	—	5,529
Foreign currency translation adjustment	—	—	—	—	295	295

Comprehensive income						5,824

Repurchase and retirement of shares	(400,000)	—	(3,168)	—	—	(3,168)
Utilization of net operating loss carryforward and current year tax benefits	—	—	1,320	—	—	1,320
Cumulative effect of adopting FIN 48	—	—	—	(2,547)	—	(2,547)
Exercise of stock options	516,223	—	2,378	—	—	2,378
Stock-based compensation	—	—	5,191	—	—	5,191

Balance at February 29, 2008	38,843,851	$19	$107,329	$4,843	$(9)	$112,182

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 29,	February 28,	February 28,
	2008	2007	2006
	(In thousands)

Operating activities
Net income (loss)	$5,529	$(1,697)	$16,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,665	11,433	8,602
Deferred income taxes	(2,455)	(4,205)	(4,082)
Provision for doubtful accounts	(178)	475	506
Write down of inventories	—	—	501
Disposal of equipment	53	145	23
Foreign exchange loss (gain)	406	275	(233)
Utilization of net operating loss carryforward	789	2,153	603
Excess tax benefit from exercise of stock options	(531)	(1,669)	—
Tax benefit from exercise of stock options	—	—	349
Stock-based compensation	5,191	5,020	25
Changes in operating assets and liabilities:
Accounts receivable	(100)	(10,010)	10,085
Inventory	(1,077)	(3,110)	(3,296)
Prepaid expenses and other current assets	(1,218)	758	546
Income taxes receivable	841	121	—
Accounts payable and accrued expenses	(4,343)	2,054	(3,977)
Settlement provision	(943)	943	—
Income taxes payable	—	—	(3,506)
Customer deposits	3,924	(1,792)	(714)
Deferred income	362	(863)	4,817
Other	(48)	205	(16)

Net cash provided by operating activities	18,867	236	26,722

Investing activities
Purchase of Edify Corporation, net of cash acquired	—	(926)	(34,341)
Purchase of property and equipment	(7,962)	(13,571)	(13,182)
Purchase of Nuasis assets, net of cash acquired	—	(2,439)	—
Other	—	—	(300)

Net cash used in investing activities	(7,962)	(16,936)	(47,823)

Financing activities
Paydown of debt	—	—	(1,733)
Exercise of stock options	2,378	715	3,152
Repurchase of common stock	(3,168)	—	—
Excess tax benefit from exercise of stock options	531	1,669	—
Exercise of warrants	—	—	2,500

Net cash provided by (used in) financing activities	(259)	2,384	3,919
Effect of exchange rate changes on cash	(129)	455	(984)

Increase (decrease) in cash and cash equivalents	10,517	(13,861)	(18,166)
Cash and cash equivalents, beginning of period	28,215	42,076	60,242

Cash and cash equivalents, end of period	$38,732	$28,215	$42,076

See notes to consolidated financial statements.

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business

Intervoice, Inc. (together with our subsidiaries) is a leader in providing converged voice and data solutions for the network and enterprise markets. Through our open, standards based product suites, we offer speech-enabled voice portal applications, multi-media and network-grade portals, voicemail and prepaid calling solutions that allow network operators and service providers to increase revenue through value-added services and/or reduce costs through automation and that allow enterprise customers to reduce costs and improve customer service levels. In addition, we provide a suite of consulting services including implementation, business and technical consulting services and recurring maintenance services that supports our installed systems. To further leverage the strong return-on-investment offered by our systems offerings, we also offer enhanced communications solutions to our customers on a hosted solutions (outsourced) basis.

Note B — Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice. All intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates as applicable. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive loss. Any foreign currency transaction gains or losses are included in the accompanying consolidated statements of operations.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:  Cash equivalents include investments in highly liquid securities with a maturity of three months or less at the time of acquisition. The carrying amount of these securities approximates fair market value. Interest income was $1.7 million, $1.5 million and $2.2 million in fiscal 2008, 2007 and 2006, respectively. At February 29, 2008 and February 28, 2007, we had $11.5 million and $9.8 million, respectively, in foreign bank balances primarily in the United Kingdom.

Allowance for Doubtful Accounts:  The allowance for doubtful accounts is a reserve established through a provision for bad debts charged to expense and represents our best estimate of probable losses resulting from non-payment of amounts recorded in the existing accounts receivable portfolio. The allowance, in our judgment, is necessary to reserve for known and inherent collection risks. In estimating the allowance for doubtful accounts, we consider the accounts receivable aging reports, the credit-worthiness of individual customers, and our historical write-off experience among other general economic factors. Provisions are provided at differing rates based upon these factors.

Inventory:  Inventory consists of purchased parts and work in process. Work in process consists primarily of costs incurred related to projects in process for which the revenue recognition criteria has not been met. Inventory is valued at the lower of cost or market. Inventory is recorded at standard cost which approximates actual cost determined on a first-in, first-out basis. We periodically review our inventory for unsaleable or obsolete items and for items held in excess quantities based on current and projected usage. Adjustments are made where necessary to reduce the carrying value of individual items to reflect the lower of cost or market, and any such adjustments create a new carrying value for the affected items.

Property and Equipment:  Property and equipment is stated at cost. Depreciation is provided using the straight-line method over each asset’s estimated useful life. The range of useful lives by major category is as follows: buildings and leasehold improvements: 5 to 40 years; computer equipment and software: 3 to 7 years; furniture, fixtures and other: 5 years; and service equipment: 3 years. Depreciation expense totaled $9.8 million, $8.7 million and $7.0 million in fiscal 2008, 2007 and 2006, respectively.

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Impairment of Long-Lived Assets:  Intangible assets are comprised of separately identifiable intangible assets arising out of our fiscal 2007 purchase of certain assets of Nuasis, our fiscal 2006 acquisition of Edify (See Note C — “Acquisition of Edify Corporation”) and our fiscal 2000 acquisition of Brite, and certain capitalized purchased software. We amortize intangible assets using the straight-line method over each asset’s estimated useful life. Such lives range from eighteen months to twelve years. Amortization expense for these items totaled $2.9 million, $2.7 million and $1.6 million in fiscal 2008, 2007 and 2006, respectively. We review our intangible and other long-lived assets for possible impairment when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with such assets are less than the carrying amounts of the assets. In those situations, we recognize an impairment loss on the intangible asset equal to the excess of the carrying amount of the asset over the asset’s fair value, generally determined based upon discounted estimates of future cash flows (See “Note D — Goodwill and Intangible Assets”). No impairment was indicated for fiscal 2008, 2007 or 2006.

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

Goodwill:  Goodwill is attributable to our fiscal 2006 purchase of Edify (See Note C) and our fiscal 2000 purchase of Brite. Under the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is presumed to have an indefinite life and is not subject to annual amortization. We do, however, perform an impairment test on our goodwill balance on at least an annual basis, as of the beginning of our fourth fiscal quarter, and more frequently if we identify triggering events on an interim basis. Our impairment review follows the two-step approach defined in SFAS No. 142. The first step compares the fair value of Intervoice with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is considered not impaired. If the carrying amount exceeds fair value, we compare the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to the lesser of that excess or the carrying amount of goodwill. No impairment was indicated for fiscal 2008, 2007 or 2006.

Customer Deposits:  Customer deposits are comprised of amounts received from customers for orders not yet fulfilled.

Deferred Income:  Deferred income is comprised primarily of amounts collected but not yet earned under annual maintenance and software support contracts and deferred set up fees on hosted solutions contracts. We recognize revenue from such contracts ratably over the term of the contracts. Our maintenance and support contract renewals are typically highest in our fourth fiscal quarter as a result of many customers having calendar year-end renewals.

Product Warranties:  We provide limited warranties on the sale of certain of our solutions. Such warranties cover routine bug-fixes and hardware problems and do not provide a right to system upgrades and enhancements. The warranties are typically valid for one year. At February 29, 2008 and February 28, 2007, our accrued warranty costs totaled $1.3 million and $0.9 million, respectively.

Revenue Recognition:  We recognize revenue from the sale of hardware and software solutions, from the delivery of recurring maintenance and software support associated with installed solutions and from the provision of our enterprise and network solutions on a hosted solutions basis. Our software and other products are generally

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licensed to customers under the terms of a non-exclusive, and generally nontransferable and perpetual license agreement that restricts the use of the software and other products to the customer’s internal purposes. Our policies for revenue recognition follow the guidance in Statement of Position No. 97-2 “Software Revenue Recognition,” as amended (SOP 97-2), SEC Staff Accounting Bulletin No. 104 (“SAB 104”) and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” If contracts include multiple elements, each element of the arrangement is separately identified and accounted for based on the relative fair value of such element as evidenced by vendor specific objective evidence. In situations where vendor specific objective evidence exists for all undelivered elements, but does not exist for one or more of the delivered elements, the residual method is used. In these cases, the vendor specific objective evidence of fair value of the undelivered elements is deferred and the residual is recognized as revenue related to the delivered elements. Revenue is not recognized on any element of the arrangement if undelivered elements are essential to the functionality of the delivered elements.

Sale of Hardware and Software Solutions:  Many of our sales are of customized software or customized hardware/software solutions. Such solutions incorporate newly designed software and/or standard building blocks of hardware and software which have been significantly modified, configured and assembled to match unique customer requirements defined at the beginning of each project. We account for sales of these customized solutions using contract accounting principles, following the relevant guidance in Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), under either the percentage of completion (“POC”) or completed contract methodology, as further described below. In other instances, particularly in situations where we sell to distributors or where we are supplying only additional product capacity (i.e., similar hardware and software solutions to what is already in place) for an existing customer, we may sell solutions that do not require significant customization. In those situations, we recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectibility is probable. Typically, this is at shipment when there is no installation obligation or at the completion of minor post-shipment installation obligations.

Generally, we use POC accounting for our more complex custom solutions. In determining whether a particular sale qualifies for POC treatment, we consider multiple factors including the value of the contract and the degree of customization inherent in the project. For a project accounted for under the POC method, we recognize revenue as work progresses over the life of the project based on a comparison of actual labor hours worked to current estimates of total labor hours required to complete the project. We review and update project estimates on a quarterly basis. Unbilled receivables accrued under this POC methodology totaled $8.4 million (22.7% of total net receivables) and $7.3 million (19.7% of total net receivables) at February 29, 2008 and February 28, 2007, respectively. We expect to bill and collect unbilled receivables as of February 29, 2008 within the next twelve months.

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

We use completed contract accounting for smaller custom projects not meeting the POC thresholds described above. We also use completed contract accounting in situations where the technical requirements of a project are so complex or are so dependent on the development of new technologies or the unique application of existing technologies that our ability to make reasonable estimates is in doubt or in situations where a sale is subject to unusual “inherent hazards.” Such hazards are unrelated to, or only incidentally related to, our typical activities and include situations where completion of the contract is subject to pending litigation, or where the solutions produced are subject to condemnation or expropriation risks. These latter situations are extremely rare. For all completed contract sales, we recognize revenue upon customer acceptance as evidenced by a written customer

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acknowledgement, the passage of a contractually defined time period or the customer’s use of the solution in a live operating environment.

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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expense was $2.6 million in fiscal 2008, $3.4 million in fiscal 2007 and $2.1 million in fiscal 2006.

Income Taxes:  We record an income tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method and reflects the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We provide a valuation allowance for deferred tax assets in circumstances where we do not consider realization of such assets to be more likely than not. This is a subjective assessment that requires us to consider current, past and expected profitability trends to determine if it is more likely than not that we will realize the benefit of deferred tax assets. These analyses are performed on a jurisdiction by jurisdiction basis and as a result we continue to provide valuation allowances on state deferred tax assets.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. FIN 48 requires companies to determine that it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on the derecognition of tax benefits, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires significant additional disclosures regarding uncertain tax positions. FIN 48 is effective for years beginning after December 15, 2006 and we adopted FIN 48 in the first quarter of fiscal 2008 on a prospective basis.

As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.

Sales Taxes:  In accordance with Emerging Issues Tax Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, we apply the net basis for sales tax imposed on our goods and services in our Consolidated Statements of Operations. We are required by applicable governmental authorities to collect and remit sales taxes. Accordingly, such amounts are charged to the customers, collected and remitted directly to the appropriate jurisdictional entity.

Stock-based Compensation:  We adopted SFAS No. 123R “Share-Based Payment” effective March 1, 2006 using the modified prospective application method. Determining the amount and classification of expense for stock-based compensation, as well as the associated impact to the balance sheets and statements of cash flows, requires us to develop estimates of the fair value of stock-based compensation expenses using fair value models. The most significant assumptions used in calculating the fair value include the expected volatility, expected lives and estimated forfeiture rates for employee stock option grants (See Note J — “Stock-Based Compensation”).

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

In addition to stock options, we also grant restricted stock units. These units are valued using the fair market value of the stock on the date of grant. Restricted stock units may vest based solely upon service requirements or the restricted stock units may contain additional performance requirements that serve to accelerate vesting if requisite criteria are met.

Recent Accounting Pronouncements:  In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on March 1, 2008. The Company is currently evaluating the effect of adopting SFAS 157, but does not expect it to have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS No. 141. SFAS 141(R) establishes principles and

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted by the Company on March 1, 2009. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

Cash	$0.2
Accounts receivable, net	4.8
Prepaid expenses	0.7
Property and equipment, net	0.5
Separately identifiable intangible assets	6.8
Goodwill	28.8
Other assets	0.3

Total assets acquired	42.1

Accounts payable	0.3
Accrued restructuring costs	0.3
Other accrued liabilities	2.7
Deferred income	3.3

Total liabilities assumed	6.6

Total purchase price	$35.5

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

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the years ended February 29, 2008 and February 28, 2007 are as follows (in millions):

Balance at February 28, 2006	$32.5
Adjustments — Edify	(0.3)

Balance at February 28, 2007	$32.2

Adjustments	—
Balance at February 29, 2008	$32.2

Intangible assets other than goodwill at February 29/28, 2008 and 2007 are comprised of the following (in millions):

		February 29, 2008
		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relationships — Brite	10 years	$18.6	$17.3	$1.3
Developed technology — Edify	5 years	4.0	1.8	2.2
Customer relationships — Edify	8 years	2.5	0.7	1.8
Trademark/trade name — Edify	18 months	0.3	0.3	—
Purchased technology — Nuasis	5 years	2.4	0.7	1.7
Other intangibles	5-12 years	2.2	2.1	0.1

Total		$30.0	$22.9	$7.1

		February 28, 2007
		Gross
	Amortization	Carrying	Accumulated	Unamortized
Amortized Intangible Assets	Period	Amount	Amortization	Balance

Customer relationships — Brite	10 years	$18.6	$16.3	$2.3
Developed technology — Edify	5 years	4.0	0.9	3.1
Customer relationships — Edify	8 years	2.5	0.4	2.1
Trademark/trade name — Edify	18 months	0.3	0.2	0.1
Purchased technology — Nuasis	5 years	1.9	0.2	1.7
Other intangibles	5-12 years	2.2	2.0	0.2

Total		$29.5	$20.0	$9.5

The estimated amortization expense attributable to these intangible assets for each of the next five years is as follows (in millions):

Fiscal 2009	$2.6
Fiscal 2010	$1.9
Fiscal 2011	$1.5
Fiscal 2012	$0.5
Fiscal 2013	$0.3

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E — Inventory

Inventory at February 29/28, 2008 and 2007 consisted of the following (in millions):

	2008	2007

Purchased parts	$3.9	$4.5
Work in progress	10.7	9.3

	$14.6	$13.8

Note F — Property & Equipment

Our property and equipment consisted of the following (in millions):

	February 29,	February 28,
	2008	2007

Land and buildings	$17.4	$17.4
Computer equipment and software	57.3	52.3
Furniture and fixtures	3.5	3.3
Hosted solutions equipment	19.3	16.5
Maintenance services equipment	6.7	7.3

	104.2	96.8
Less allowance for accumulated depreciation	(71.7)	(62.4)

Property and equipment, net	$32.5	$34.4

At February 29, 2008 and February 28, 2007, the balance of computer equipment and software included approximately $16.4 million and $14.9 million, respectively, in capitalized costs associated with our SAP implementation. Of the $16.4 million capitalized as of February 29, 2008, approximately $0.3 million associated with subsequent phases of our SAP implementation will begin being depreciated when the related functionality is placed into service. These amounts are being amortized over 7 years.

Note G — Accrued Expenses

Accrued expenses consisted of the following at February 29/28, 2008 and 2007 (in millions):

	2008	2007

Accrued compensation and other employee related costs, including accrued vacation	$7.9	$8.9
Other	4.8	6.7

	$12.7	$15.6

Note H — Borrowings

We had no debt outstanding at February 29/28, 2008 or 2007.

Letter of Credit Facility

In February 2006, we terminated our existing line of credit and entered into a new letter of credit line with the lender. The letter of credit line provides that the lender will issue letters of credit not to exceed the principal amount of $2.0 million. At February 29, 2008, letters of credit totaling approximately $0.5 million were outstanding. These letters of credit were issued by a bank to guarantee our performance under long-term international hosted solutions

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts and related proposals. These letters of credit expire during fiscal 2009. Each draft actually paid by the lender will bear interest at a rate of one-fourth of one percent (0.25%) above the prime rate until the amount is fully repaid to the lender. This agreement contains certain representations and warranties, certain negative and affirmative covenants, certain conditions and events of default which are customarily required for similar financings. As of February 29, 2008, we were in compliance with all such covenants.

Cash Interest Paid

We made interest payments totaling less than $0.1 million in each of fiscal 2008, 2007 and 2006.

Note I — Income Taxes

Our income (loss) before income taxes (benefit) was attributable to our domestic and foreign operations as follows (in millions):

	Domestic	Foreign
Fiscal Year	Operations	Operations	Total

2008	$4.2	$3.7	$7.9
2007	0.9	(2.8)	(1.9)
2006	5.8	5.4	11.2

Our income tax provision (benefit) attributable to income (loss) before income taxes (benefit) was comprised of the following elements (in millions):

	2008	2007	2006

Income tax provision (benefit):
Current:
Federal	$2.1	$0.3	$(1.1)
State	0.1	—	(0.1)
International	2.6	(0.6)	—

Total current	4.8	(0.3)	(1.2)

Deferred:
Federal	(0.8)	—	(4.4)
State	—	—	—
International	(1.6)	0.1	0.3

Total deferred	(2.4)	0.1	(4.1)

	$2.4	$(0.2)	$(5.3)

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of our income tax expense (benefit) with the United States federal statutory rate is as follows (in millions):

	2008		2007		2006

Federal income taxes (benefit) at statutory rates	$2.8	35%	$(0.7)	35%	$3.9	35%
AJCA repatriation tax	—	—	—	—	1.0	9
Release of valuation allowance	(1.0)	(12)	—	—	(4.4)	(39)
Change in valuation allowance, primarily as a result of the use of net operating losses and tax credits carried forward from prior years	—	—	—	—	(0.6)	(5)
Resolution of tax contingencies	—	—	—	—	(3.2)	(29)
Other foreign tax adjustments	—	—	—	—	(0.4)	(4)
Effect of non-U.S. tax rates	0.1	1	0.3	(14)	(0.6)	(5)
State taxes and foreign taxes, net of federal effect	0.5	6	0.1	(5)	(0.1)	(1)
Other	—	—	0.1	(5)	(0.9)	(8)

	$2.4	30%	$(0.2)	11%	$(5.3)	(47)%

We paid income taxes, net, of $3.5 million, $1.9 million, and $0.6 million in fiscal 2008, 2007, and 2006, respectively.

On October 22, 2004, the American Jobs Creation Act (the“AJCA”) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the fourth quarter of fiscal 2006, we elected to repatriate $10.3 million from our U.K. subsidiary pursuant to the provisions of the AJCA. In doing so, we incurred related income tax expense of approximately $1.0 million.

At February 28, 2006, we reversed $4.4 million of valuation allowance associated with certain of our U.S. federal deferred tax assets based on our assessment that it was more likely than not that we would realize the benefit of certain deferred tax assets.

For the year ended February 28, 2006, we reported profits on both our consolidated and U.S. operations, and we used net operating losses and credits carried forward from previous years and the reversal of certain temporary differences to offset some of our U.S. taxable income, providing an income tax benefit of $0.6 million.

During fiscal 2006, we resolved various tax contingencies arising out of our U.S., U.K., German and Middle East and Africa operations. The resolution of all such items resulted in a $3.2 million reduction in our tax expense for fiscal 2006 and was associated with the completion of audits of certain of our international tax returns and with the closing of certain tax periods due to the passage of time.

The fiscal 2007 percentage differs from the U.S. statutory rate of 35% primarily as a result of the geographic mix of our operating results in foreign markets with varying tax rates and other permanent differences.

In fiscal 2008, we reversed the $1.0 million valuation allowance associated with the deferred tax assets of our U.K. operations. We believe our profitability in the U.K. for fiscal 2008, the previous two fiscal years and our projected future profitability make it more likely than not that we will realize the benefit of these previously reserved deferred tax assets.

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes arise because we recognize the effect of certain transactions in different periods for financial and tax reporting purposes. Our deferred tax assets and liabilities were comprised of the following significant components at February 29, 2008 and February 28, 2007 (in millions):

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$1.2	$1.2
Tax credit carryforwards	1.8	4.1
Accrued expenses	2.3	2.2
Inventory	0.9	1.4
Depreciation and amortization	2.8	1.4
Deferred income	0.3	0.4
Allowance for doubtful accounts	0.2	0.4
Stock-based compensation	3.0	1.5
Other items	0.3	0.4

Total deferred tax assets	12.8	13.0
Valuation allowance	(1.2)	(2.9)

Net deferred tax assets	11.6	10.1

Deferred tax liabilities:
Acquisition-related identified intangibles	(1.5)	(1.0)
Prepaid expenses	(0.6)	(0.8)
Deferred income	(1.1)	—

Total deferred tax liabilities	(3.2)	(1.8)

Net deferred tax assets	$8.4	$8.3

At February 29, 2008, the net deferred income tax assets of $8.4 million were presented in the balance sheet, based on tax jurisdiction, as deferred income tax assets of $9.4 million and deferred income tax liabilities of $1.0 million. At February 28, 2007, the net deferred income tax assets of $8.3 million were presented in the balance sheet, based on tax jurisdiction, as deferred income tax assets of $8.5 million and deferred income tax liabilities of $0.2 million.

During fiscal 2008, we generated enough U.S. taxable income to fully utilize the U.S. federal net operating loss carryforward totaling $1.3 million at the end of fiscal 2007. Because these federal net operating loss carryforwards arose from employee stock options and were being offset with a full valuation allowance, the benefit from the reversal of the valuation allowance related to such carryforwards increased additional capital and did not reduce the tax provision. There are no remaining federal net operating loss carryforwards. In addition, we utilized $1.3 million of current year income tax deductions associated with the exercise of employee stock options to reduce U.S. and U.K. taxable income. These deductions are reflected as an increase in additional capital.

During fiscal 2007, we utilized $8.8 million of U.S. federal net operating loss carryforwards arising from employee stock option exercises and foreign currency tax benefits to reduce our U.S. federal taxable income. In addition, we utilized current year income tax deductions associated with the exercise of employee stock options to reduce U.S. and U.K. taxable income. The tax effect of these tax deductions totaled $3.8 million and is reflected as an increase in additional capital.

On March 1, 2007, we adopted FIN 48. As a result of our adoption of FIN 48, we recognized a cumulative effect adjustment of $2.5 million, increasing our liability for unrecognized tax benefits and related penalties and

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest by $0.3 million, decreasing our non-current deferred tax assets by $2.2 million, and reducing the March 1, 2007, balance of retained earnings by $2.5 million. The amount of unrecognized tax benefits as of March 1, 2007, was $3.6 million.

We conduct business globally and, as a result, we or one or our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.K., Germany, Canada and the United States. During fiscal 2008, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. federal income tax return for fiscal 2006 which we anticipate will be completed during late fiscal 2009 or early fiscal 2010. Although we believe our tax estimates and our tax positions are reasonable, the final outcome of the IRS audit and any future tax audits could differ materially from our filed positions.

With few exceptions, we are no longer subject to U.S. federal or major non-U.S. income tax examinations for years before fiscal 2005, and state and local income tax examinations for years before fiscal 2004. With respect to our U.S. federal, state and local net operating loss (“NOL”) carryforwards, we have years open under statutes of limitations back to fiscal 2002, where tax authorities may not adjust income tax liabilities for these years, but can reduce NOL carryforwards and other tax carryforwards to future open tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows: (in thousands)

Balance at March 1, 2007	$3,644
Additions based on tax positions related to the current year	81
Reductions as a result of lapse of applicable statute of limitations	(51)
Settlements	(28)

Balance at February 29, 2008	$3,646

As of February 29, 2008, our unrecognized tax benefits totaled $3.6 million, of which $0.7 million, if recognized, would affect our effective tax rate. We also recognize potential interest and penalties related to unrecognized tax benefits as interest expense and penalty expense, respectively. For the year ending February 29, 2008, we have accrued less than $0.2 million for the potential payment of interest and penalties related to uncertain tax positions. We do not anticipate a significant change to the total amount of unrecognized tax benefits over the next twelve months.

We do not provide for U.S. federal income taxes on undistributed earnings of our non-U.S. subsidiaries because, in the opinion of management, such earnings are indefinitely reinvested outside of the U.S. Should these earnings be distributed in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes in certain foreign jurisdictions. As of February 29, 2008, the unrecognized deferred income taxes on these earnings were approximately $4.7 million.

Note J —	Stock-Based Compensation

Our shareholders approved the adoption of the Intervoice, Inc. 2007 Stock Incentive Plan at our annual meeting on July 23, 2007. The 2007 Stock Incentive Plan amends and restates the 2005 Stock Incentive Plan and becomes the sole plan for providing equity-based incentive compensation to our employees, non-employee directors and other service providers, and encompasses all remaining shares available for grant under all prior plans. The maximum number of shares available for grant under the 2007 Stock Incentive Plan is 1,000,000 shares plus all shares that remained available for grant under the 2005 Stock Incentive Plan as of the effective date of the 2007 Stock Incentive Plan, plus any outstanding awards under the 2005 Stock Incentive Plan that cease to be subject to the awards for any reason other than the awards having been exercised. At the adoption of the 2007 Stock Incentive Plan, an aggregate of approximately 1.8 million shares were available for grant. At February 29, 2008, we had reserved 9,337,130 shares of common stock for issuance under the plan, with 7,504,416 shares reserved for

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options and restricted stock units outstanding at that date and 1,832,714 shares reserved for future grants. The Compensation Committee of our Board of Directors controls the granting of options and restricted stock units under the plan. Option prices are set at the closing price of the stock on the date of grant. Substantially all of the options have a seven-year term, and they generally vest ratably over a three or four-year period. Restricted stock units generally vest ratably over a three or four-year period or cliff vest at the end of a two to four-year period. The Compensation Committee determines if the restricted stock units vest solely upon service requirements or upon the achievement of performance requirements.

Effective March 1, 2006, we adopted, on a prospective basis, the fair value recognition provisions of SFAS No. 123R using the modified prospective application method. SFAS No. 123R requires companies to include compensation expense in their statements of operations relating to the issuance of employee stock options and other equity awards based on the grant date fair value of the equity instrument. We applied the requirements of the SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after March 1, 2006. In addition, we recognized compensation cost over the remaining service periods for the portion of unvested awards outstanding as of March 1, 2006, which was based on the grant date fair value of these options as determined in accordance with the provisions of SFAS No. 123. We recognize the fair value of stock-based compensation awards on a straight-line basis over the vesting period. The expense is reported in the applicable classification in our Consolidated Statements of Operations. Prior to March 1, 2006, we followed Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for our stock-based compensation plans.

The following is the effect of adopting SFAS No. 123R as of March 1, 2006 (in millions, except per share amounts):

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007

Cost of Goods Sold	$1.2	$0.9
R&D	0.7	0.6
SG&A	3.3	3.5

Decrease in operating income	$5.2	$5.0
Related deferred income tax benefit	1.5	1.5

Decrease in net income	$3.7	$3.5

Decrease in earnings per share — basic	$0.10	$0.09
Decrease in earnings per share — diluted	$0.09	$0.09

No amounts relating to share-based payments have been capitalized. No modifications were made to grants that had a significant impact on our financial statements during fiscal 2008 or 2007. In periods prior to March 1, 2006, the income tax benefits from the exercise of stock options were classified as net cash provided by operating activities pursuant to EITF Issue No. 00-15 “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” However, for periods ending after March 1, 2006, pursuant to SFAS No. 123R, the income tax benefits exceeding the recorded deferred income tax benefit and any pre-adoption “as-if” deferred income tax benefit from stock-based compensation awards (the excess tax benefits) are required to be reported in net cash provided by financing activities. For the years ended February 29, 2008 and February 28, 2007, excess tax benefits from stock-based compensation awards of $0.5 million and $1.7 million, respectively, were reflected as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the Consolidated Statements of Cash Flows, resulting in a net impact of zero on cash. These amounts have been reclassified to conform to current year presentation. In fiscal 2006, income tax benefits from the exercise of stock options of $0.3 million were reflected as an inflow in cash flows from operating activities in the Consolidated Statements of Cash Flows.

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use the Black-Scholes valuation model for estimating the fair value of the share-based payments granted with the following weighted-average assumptions:

	Year Ended February 29/28,
	2008	2007	2006

Expected Volatility	56.1%	57.7%	57.0%
Expected term (in years)	3.88	3.76	3.52
Risk-free interest rates	4.1%	4.9%	3.99%
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	8.0%	8.0%	0.0%

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. We use a weighted average of the implied volatility, the most recent one-year volatility and the median historical volatility for the period of the expected life of the option to determine the expected volatility to be used in our fair value calculation. The median historical volatility factor carries the largest weighting of the three factors considered. We believe that this is the best available estimate of expected volatility. The expected lives of options are determined based on our historical stock option exercise experience. We believe the historical experience method is the best estimate of future exercise patterns currently available.

Estimated forfeiture rates are derived from historical forfeiture patterns. We believe the historical experience method is the best estimate of forfeitures currently available. We will record additional expense if the actual forfeitures are lower than estimated and we will record a recovery of prior expense if the actual forfeitures are higher than estimated.

Based on the above assumptions, the weighted average fair values of the options granted under the plan for the year ended February 29, 2008 was $4.34. Weighted average fair values of options granted in fiscal 2007 and 2006 were $3.30 and $4.13, respectively.

Under the modified prospective application method, results for periods prior to March 1, 2006 have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on net income and related earnings per common share for fiscal 2006, as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for that period (in millions, except per share amounts):

Year Ended
February 28,
2006
Net income, as reported	$16.5
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of tax	(5.2)

Pro forma net income	$11.3

Net income per share:
Basic — as reported	$0.43
Basic — pro forma	$0.30
Diluted — as reported	$0.42
Diluted — pro forma	$0.30

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The table below summarizes activity relating to stock options for the year ended February 29, 2008:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding as of February 28, 2007	7,960,643	$8.12
Granted	86,000	$9.34
Exercised	(507,780)	$4.75
Forfeited and cancelled	(766,245)	$8.56

Outstanding as of February 29, 2008	6,772,618	$8.34	4.9 years	$2.6 million

Exercisable as of February 29, 2008	4,963,596	$8.47	4.8 years	$2.4 million

During fiscal 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $1.9 million, $1.1 million and $3.1 million, respectively. The fair value of shares that vested during fiscal 2008, 2007 and 2006 was $5.2 million, $4.8 million and $8.1 million, respectively. The unamortized compensation expense related to unvested stock options at February 29, 2008 was $3.6 million with a weighted average remaining recognition period of 1.4 years.

Restricted Stock Units

We also granted restricted stock units under our 2007 and 2005 Stock Incentive Plans. These units generally vest upon the completion of the service period of two to four years from the date of grant. Certain restricted stock units have performance criteria which, if met, would accelerate the vesting of the units. Each restricted stock unit granted under the 2005 Stock Incentive Plan reduced the number of shares available for future grant under the plan by two shares. Each restricted stock unit granted under the 2007 Stock Incentive Plan reduces the number of shares available for future grant under the plan by one share.

At February 29, 2008, 172,353 of the outstanding restricted stock units were subject to performance conditions which could accelerate their vesting. If minimum threshold amounts of targeted revenues and targeted adjusted operating income are achieved for a fiscal year, the number of Performance Based Restricted Stock Units that would vest would be equal to twenty-five percent of the total number of Performance Based Restricted Stock Units awarded to a participant multiplied by a percentage between twenty and three hundred percent depending upon the level and mix of achievement, with any such vesting to occur on the third business day following the definitive earnings release for that respective fiscal year.

The table below summarizes activity relating to restricted stock units for the year ended February 29, 2008:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date Fair	Remaining	Intrinsic
	RSUs	Value	Contractual Term	Value

Outstanding as of February 28, 2007	147,500	$7.17
Granted	660,829	$9.05
Vested and issued	(12,500)	$7.96
Forfeited	(64,031)	$8.55

Outstanding as of February 29, 2008	731,798	$8.73	2.8 years	$5.2 million

No shares were vested but unissued at February 29, 2008 and February 28, 2007. Unamortized compensation expense related to outstanding restricted stock units at February 29, 2008 was $4.4 million.

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When we issue shares upon the exercise of a stock option or the vesting of a restricted stock unit, we generally issue new shares.

Note K —	Stockholders’ Equity

On July 10, 2007, our Board of Directors approved a share repurchase program for up to 2 million shares of our common stock, from time to time over the following two years in the open market or in negotiated transactions. The plan expires on July 10, 2009. The number of shares purchased and the timing of purchases under the program are based on the level of cash balances, general business and market conditions, securities law limitations and other factors, including alternative investment opportunities. Any repurchases are made using our cash resources, and the program may be amended, suspended or discontinued at any time. This program authorizes, but does not commit, us to repurchase shares of our common stock. During the 2nd quarter of fiscal 2008, we repurchased 0.4 million shares at a total cost of approximately $3.2 million. No additional shares were repurchased during fiscal 2008, and through April 24, 2008.

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

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Comprehensive Loss

Changes in accumulated comprehensive loss are as follows (in millions):

Balance at February 28, 2005	$(0.1)
Foreign currency translation adjustments	(1.8)

Balance at February 28, 2006	$(1.9)

Foreign currency translation adjustments	1.6

Balance at February 28, 2007	$(0.3)

Foreign currency translation adjustments	0.3

Balance at February 29, 2008	$(0.0)

Note L —	Leases and other commitments

Rental expense was $2.6 million, $3.4 million and $2.2 million in fiscal 2008, 2007 and 2006, respectively. Rental costs in all years generally related to office and manufacturing facility leases. The lease agreements include renewal provisions and require us to pay taxes, insurance and maintenance costs. Rental expense related to operating leases is recognized on a straight-line basis. At February 29, 2008, our commitments for minimum rentals under noncancelable operating leases were as follows (in millions):

Fiscal Year	Amount

2009	$2.6
2010	$2.0
2011	$2.0
2012	$1.8
2013	$0.3
Thereafter	$0.0

Most of our purchases are executed under cancelable purchase orders. However, we have various firm commitments under non-cancelable agreements to purchase communication services, inventory and royalties. These agreements have varying terms through fiscal 2011. The timing of payments under these agreements may vary, but based on current information, we estimate future payments related to these agreements will be $5.7 million, $3.0 million and $1.7 million in fiscal 2009, 2010 and 2011, respectively.

Note M —	Restructuring and other charges

Fiscal 2008

During fiscal 2008, we incurred approximately $1.9 million of charges in connection with two severance and organizational changes in regard to integration and consolidation activities related to prior period acquisitions affecting approximately 45 positions. In addition, we incurred approximately $0.4 million in connection with facilities charges regarding our Orlando facility, and approximately $0.4 million in corporate restructuring and related legal and professional fees. We also reversed a facilities related charge of approximately $0.3 million. The

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table summarizes the effect on reported operating results by financial statement category of all such charges for fiscal 2008 (in millions):

			Selling,
	Cost of	Research	General
	Goods	and	and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$0.4	$0.5	$1.0	$1.9
Facility costs	—	—	0.4	0.4
Corporate restructuring and related professional and legal fees	—	—	0.4	0.4

Total	$0.4	$0.5	$1.8	$2.7

Of this amount, approximately $0.2 million remained accrued at February 29, 2008.

On May 31, 2007, we became aware of the intention of a shareholder, David W. Brandenburg, to solicit proxies to elect an alternate slate of nominees to our seven-member Board of Directors. On June 22, 2007, three existing Board members resigned at the request of the Company to enable three nominees from the alternate slate to join the Board of Directors promptly following the director’s resignations. The Governance Agreement, which contemplated the election of the nominees from the alternate slate to the Board of Directors, was approved by the Board of Directors after the resignations. We completed the re-election of our Board of Directors at our Annual Shareholder Meeting held on July 23, 2007. Legal and other expenses of approximately $0.7 million incurred during this process, including reimbursement of approximately $0.4 million to Mr. Brandenburg, the Chairman of our Board of Directors, were reported in selling, general and administrative expenses in our Consolidated Statements of Operations for the fiscal quarter ended August 31, 2007.

Fiscal 2007

During fiscal 2007, we incurred approximately $2.5 million of charges in connection with three severance and organizational changes affecting approximately 55 positions. In addition, we incurred approximately $1.2 million in facilities charges in connection with the elimination of redundant office leases. The following table summarizes the effect on reported operating results by financial statement category of all such charges for fiscal 2007 (in millions):

			Selling,
	Cost of	Research	General
	Goods	and	and
	Sold	Development	Administrative	Total

Severance payments and related benefits	$1.0	$0.3	$1.2	$2.5
Facility costs	—	—	1.2	1.2

Total	$1.0	$0.3	$2.4	$3.7

All amounts related to these charges have been paid.

Fiscal 2006

During fiscal 2006, we incurred approximately $1.9 million in charges in connection with restructuring expenses for severance and organizational changes affecting approximately 50 persons made at the time of our

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of Edify. The following table summarizes the effect on reported operating results by financial statement category of all such charges for fiscal 2006 (in millions):

Selling,
	Cost of	Research	General
	Goods	and	and
	Sold	Development	Administrative	Total
Severance payments and related benefits	$0.5	$0.2	$1.2	$1.9

All amounts related to these charges have been paid.

Note N —	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended February 29/28
	2008	2007	2006
	(In millions, except per share data)

Numerator:
Net income (loss)	$5.5	$(1.7)	$16.5

Denominator:
Denominator for basic earnings per share	38.8	38.6	38.1
Effect of dilutive securities:
Employee stock options and restricted stock units	0.7	—	0.9

Denominator for diluted earnings per share	39.5	38.6	39.0

Net income per share — basic	$0.14	$(0.04)	$0.43

Net income per share — diluted	$0.14	$(0.04)	$0.42

Additional dilution from assumed exercises of stock-based awards is dependent upon several factors including the market price of our common stock. Options to purchase 4,718,235, 7,960,643 and 2,800,489 shares of common stock at weighted average exercise prices of $9.15, $8.12 and $10.83, respectively, were outstanding at February 29, 2008, February 28, 2007 and February 28, 2006, respectively, but were excluded from the computations of diluted earnings per share because of the loss for fiscal 2007 and because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits for fiscal 2008 and fiscal 2006.

Note O —	Operating Segment Information and Major Customers

We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and related services, and hosted solutions provided for customers on an

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outsourced or hosted solutions provider basis. Our net sales by product line for fiscal 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Voice portal solution sales	$54.5	$69.2	$49.2
Messaging solution sales	35.5	14.6	19.1
Payment solution sales	6.9	8.6	9.8

Total solution sales	96.9	92.4	78.1

Maintenance and related services revenues	86.4	83.2	64.4
Hosted solutions revenues	19.1	20.7	25.6

Total recurring services revenues	105.5	103.9	90.0

Total sales	$202.4	$196.3	$168.1

Geographic Operations

We assign revenues to geographic locations based on locations of customers. Our net sales by geographic area for fiscal 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

North America	$123.4	$127.7	$92.1
Europe	34.3	28.5	39.1
Middle East and Africa	24.2	15.4	19.1
Central and South America	13.2	14.7	12.6
Pacific Rim	7.3	10.0	5.2

Total	$202.4	$196.3	$168.1

Our fixed assets by geographic location are as follows (in millions):

	2008	2007

United States	$31.5	$33.2
United Kingdom	1.0	1.2

	$32.5	$34.4

Concentration of Revenue

No customer accounted for 10% of our total sales during fiscal 2008 and 2007. We have historically made significant sales of solutions, maintenance and hosted solutions to a U.K. based network operator. Such combined sales accounted for 10% of our total sales during fiscal 2006. No other customer accounted for 10% or more of our sales during such period.

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

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Q —	Employee Benefit Plan

We sponsor an employee savings plan in the United States which qualifies under Section 401(k) of the Internal Revenue Code. All full time employees who have completed one month of service are eligible to participate in the plan. We match 50% of employee contributions up to 6% of the employee’s eligible compensation. We also sponsor a plan in the U.K. where our contribution is based on the employee’s age and ranges from 5% to 9% of the employee’s base salary. Company contributions under all plans totaled $2.1 million, $1.6 million and $1.9 million in fiscal 2008, 2007 and 2006, respectively.

Note R —	Contingencies

Intellectual Property Matters

We generally provide our customers a qualified indemnity against the infringement of third party intellectual property rights. From time to time, various owners of patents and copyrighted works send us or our customers letters alleging that our products do or might infringe upon the owner’s intellectual property rights, and/or suggesting that we or our customers should negotiate a license or cross-license agreement with the owner. Our policy is to never knowingly infringe upon any third party’s intellectual property rights. Accordingly, we forward any such allegation or licensing request to our outside legal counsel for their review, analysis and, where appropriate, opinion. We generally attempt to resolve any such matter by informing the owner of our position concerning non-infringement or invalidity, and/or, if appropriate, negotiating a license or cross-license agreement. Even though we attempt to resolve these matters without litigation, it is always possible that the owner of a patent, trademark, or copyrighted work, or a user of our products who has been sued by such an owner, will sue us for infringement, under an indemnity or some other legal theory. Other than the current litigation discussed in “Pending Litigation” in this Note R, no such litigation is currently pending against us. We currently have a portfolio of 92 United States patents, and we have applied for and will continue to apply for and receive a number of additional patents to protect our technological innovations. We believe our patent portfolio could allow us to assert counterclaims for infringement against certain owners of intellectual property rights if those owners were to sue us for infringement.

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

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnify them for unspecified amounts, including attorney’s fees, paid in connection with the license agreements. We notified these customers that we believe we do not have any indemnity obligation in connection with the license agreements. We have received no further response from either customer.

A number of customers, including customers of ours and Edify, have been sued as defendants in several lawsuits brought by RAKTL. Many of these cases have been consolidated for discovery purposes in the United States District Court for the Central District of California, Case No. ML07-1816-RGU (FFMx), (the “RAKTL Lawsuit”). Several of these defendants who are also customers have notified us or Edify of the lawsuits pursuant to the indemnity paragraphs of their respective sales agreements and have indicated to us that the lawsuits could potentially impact the defense and indemnity paragraphs of their respective sales agreements. One of these defendants who is a customer of an Intervoice reseller has sued us, but not yet served the complaint upon us, in a lawsuit discussed below in “Pending Litigation.” Neither we nor Edify believe that we have a current obligation to defend or indemnify any of these customers in connection with the current allegations made in the RAKTL lawsuits and when contacted we have requested that the customers provide additional information concerning the assertions made by RAKTL. As part of the discovery process in the litigation referenced above, the Company has received subpoenas from RAKTL calling for the production of certain materials and information related to specific defendants. The Company is currently responding to the subpoenas.

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

Even though no claims have been made by RAKTL that a specific product offered by Intervoice infringes any claim under the RAKTL patent portfolio, we have received opinions from our outside patent counsel that certain products and applications we offer do not infringe certain claims of the RAKTL patents. We have also received opinions from our outside counsel that certain claims under the RAKTL patent portfolio are invalid or unenforceable. Furthermore, based on the reviews by outside counsel, we are not aware of any valid and enforceable claims under the RAKTL portfolio that are infringed by our products. If we are ever served in the lawsuit discussed below in “Pending Litigation” or become involved in any other litigation in connection with the RAKTL patent portfolio, under a contractual indemnity or any other legal theory, we intend to vigorously contest the claims and to assert appropriate defenses.

From time to time Phoenix Solutions, Inc. (“Phoenix”) has sent letters to certain of our customers suggesting that the customer should negotiate a license agreement to cover the practice of certain patents owned by Phoenix. In the letters, Phoenix has alleged that certain of its patents pertain to certain speech recognition technology. Certain products we offer can be programmed and configured to utilize speech recognition technology. Our contracts with customers usually include a qualified obligation to indemnify and defend customers against claims that our products infringe a third party’s patent. None of the customers contacted by Phoenix have notified us that Phoenix has expressly claimed or identified any product provided by us that infringes any claims of any Phoenix patent. In a lawsuit initiated by Phoenix against Sony Electronics, Inc. (“Sony”) that is discussed below in “Pending Litigation”, we were joined to the lawsuit by Sony alleging that we had breached the UCC representation of non-infringement. In no instance has any allegation been made by Phoenix that any product supplied by us infringes any claims of a Phoenix patent and as such we have refused to assume any such defense. We have, however, received letters from customers notifying us of the efforts by Phoenix to license its patent portfolio and reminding us of our potential obligations under the indemnification provisions of the applicable agreements in the event that a claim is asserted against a product or system we provided.

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Several related class action lawsuits were filed in the United States District Court for the Northern District of Texas on behalf of purchasers of common stock of Intervoice during the period from October 12, 1999 through June 6, 2000 (the “Class Period”). Plaintiffs have filed claims, which were consolidated into one proceeding, under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against us as well as certain named current and former officers and directors of Intervoice on behalf of the alleged class members. In the complaint, Plaintiffs claim that we and the named current and former officers and directors issued false and misleading statements during the Class Period concerning the financial condition of Intervoice, the results of the merger with Brite and the alleged future business projections of Intervoice. Plaintiffs have asserted that these alleged statements resulted in artificially inflated stock prices.

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

On September 26, 2006, the District Court granted the Plaintiffs’ motion to certify a class of people who purchased Intervoice stock during the Class Period. On November 14, 2006, the Fifth Circuit granted our petition to appeal the District Court’s decision to grant Plaintiffs’ motion to certify a class. On January 8, 2008, the Fifth Circuit vacated the District Court’s class-certification order and remanded the case to the District Court for further consideration in light of the Fifth Circuit’s decision in Oscar Private Equity Investments v. Allegiance Telecom, Inc. The parties have filed additional briefing in the District Court regarding class certification and are awaiting the District Court’s ruling. The District Court granted Plaintiffs’ motion for leave to file a second amended complaint and we moved to dismiss portions of that amended complaint. On March 14, 2008, the District Court granted that motion in part and denied it in part. We have largely completed the production of documents in response to the Plaintiffs’ requests for production. We believe that we and our officers and directors complied with the applicable securities laws and will continue to vigorously defend the case.

Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (MHP), pending in the United States District Court for the Northern District of California, San Francisco Division: On December 13, 2006, Phoenix Solutions, Inc. (“Phoenix”) filed suit against Sony in the United States District Court for the Central District of California for infringement of U.S. Patent Nos. 6,615,172, 6,633,846, 6,665,640 and 7,050,977. On February 9, 2007, Sony filed its answer to Phoenix’s claims of infringement, denied any liability and filed a counterclaim alleging that the patents were neither valid nor infringed by Sony. On February 26, 2007, Sony filed a third party complaint against the Company for alleged breach of warranty of title and the warranty against infringement related to the claims of infringement made by Phoenix against Sony. In its third party complaint, Sony seeks to recover actual damages suffered by it in the event a final judgment is entered against Sony or it is otherwise liable for any damages, fees or costs arising out of the claims of patent infringement made by Phoenix against the Sony interactive voice response system. On April 9, 2007, the Company filed its motion to dismiss the third party complaint. The trial court transferred the case to the United States District Court for the Northern District of California, San Francisco Division, and the case is now styled Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (MHP). Phoenix and Sony have settled their respective claims against one another and the trial court

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has dismissed such claims. Sony continues to assert its third party claims against the Company. The trial court has recently denied both the Company’s motion to dismiss and Sony’s motion to transfer the case to a Florida court. The Company intends to vigorously defend itself against any and all claims made against it.

On January 28, 2008, Webster Bank, National Association (“Webster”) filed suit in the United States District Court for the District of Connecticut against us and several other entities, including an Intervoice reseller, related to patent infringement claims made against Webster by RAKTL, Webster Bank, National Association v. Intervoice, Inc., et al., Civil No. 3:08-CV-00147-AHN. Even though approximately three months have elapsed since the lawsuit was filed, Webster has yet to serve us with a copy of the Complaint. Until if and when we are served, we have no obligation to appear or defend ourselves in the case. We have repeatedly advised Webster that RAKTL has not alleged that our products infringe any RAKTL patents, that Webster has no contractual relationship or other relationship with us which could support any of the claims being made in the lawsuit, and that prosecution of the suit against Intervoice by Webster could impose liability upon Webster under federal rules for filing a lawsuit without a reasonable basis in law or in fact. If served with the suit and forced to respond, we will vigorously defend ourselves and assert all defenses and affirmative claims for relief against Webster available to us.

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

We are obligated under letters of credit totaling approximately $0.5 million issued by a bank to guarantee our performance under long-term international hosted solutions contracts and related proposals. These letters of credit expire during fiscal 2009.

We had employment agreements with our three most senior executive officers (Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer), seven senior vice presidents and two other vice presidents at February 29, 2008. One agreement with a senior executive officer requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event such officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with such agreement is terminated for one of the preceding reasons during fiscal 2009, we will incur costs ranging from

INTERVOICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.6 million to $1.2 million. The agreements with the two other senior executive officers require us to make termination payments of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to two times the officer’s annual base compensation including bonuses in connection with a termination of the officer’s services within an 18 month period following a change in ownership of Intervoice, as defined in the agreements. If both of these officers are terminated for one of the preceding reasons during fiscal 2009, we will incur costs ranging from $0.9 million to $1.2 million. The seven agreements with senior vice presidents were effective March 1, 2007 with two year initial terms. In the event of a Corporate Change, as defined in the agreement, for any executive that has less than one year remaining in the employment term, the employment term would automatically be extended to be effective through the date that is one year following the effective date of the Corporate Change. In the event that these agreements were terminated without cause, the executive would be entitled to his or her base salary for a period of 12 months following the termination date. If the seven senior vice presidents are terminated during fiscal 2009, we will incur costs of approximately $1.4 million. The remaining agreements with two other officers provide for their employment through August 2008. If we terminated these officers prior to the expiration of their contracts, we would owe them the greater of their compensation for the unexpired term of the contracts or one-half of their annual compensation under the contract. If these two other officers are terminated during fiscal 2009, we will incur costs of approximately $0.2 million.

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

SCHEDULE II

INTERVOICE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
		Additions	Additions
		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other				End of
Description	Period	Expenses	Accounts		Deductions		Period
	(In millions)

Year Ended February 29, 2008:
Allowance for doubtful accounts	$1.5	$(0.2)	$—		$(0.7	)(A)	$0.6
Year Ended February 28, 2007:
Allowance for doubtful accounts	$1.7	$0.5	$—		$(0.7	)(A)_	$1.5
Year Ended February 28, 2006:
Allowance for doubtful accounts	$0.8	$0.5	$0.5	(B)	$(0.1	)(A)	$1.7

(A)	Accounts written off.

(B)	Allowance accounts included in Edify acquisition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 17, 2007, Ernst and Young LLP (“E&Y”), the independent registered public accounting firm to Intervoice, Inc., advised us that they were resigning effective as of such date. E&Y’s resignation was voluntary and not recommended or approved by our Board of Directors or Audit Committee.

E&Y’s reports on our financial statements for the years ended February 28, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the years ended February 28, 2007 and 2006 and the subsequent interim periods preceding E&Y’s resignation, there were no disagreements between us and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreements in connection with its report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On August 23, 2007, at the direction of our Audit Committee, we engaged Grant Thornton LLP as our independent registered public accounting firm. During the two most recent fiscal years, we have not consulted with Grant Thornton LLP regarding (i) either the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that Grant Thornton LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304 (a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of February 29, 2008. Based on that review and evaluation, which included inquiries made to certain other employees, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  The management of Intervoice is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment, we believe that, as of February 29, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of February 29, 2008 has been audited by Grant Thornton LLP, the independent registered public accounting firm who also audited our consolidated financial statements as of and for the year ended February 29, 2008. Their report appears on the following page.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Intervoice, Inc.

We have audited Intervoice Inc.’s (the “Company”) internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 29, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended, and our report dated April 24, 2008 expressed an unqualified opinion on those financial statements. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).

/s/ GRANT THORNTON LLP

Dallas, Texas
April 24, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics is included as Exhibit 14 to this Annual Report on Form 10-K. The additional information required by this item will be contained in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement, involving the election of directors, to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

The information required by this item will be contained in the section entitled “Auditors” and “Fees of Auditors” in the Definitive Proxy Statement. Such information is incorporated herein by reference.

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
Chief Executive Officer

Dated: April 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. RITCHEY Robert E. Ritchey	Chief Executive Officer and Director	April 24, 2008

/s/ CRAIG E. HOLMES Craig E. Holmes	Executive Vice President, Chief Financial Officer	April 24, 2008

/s/ CHARLES E. MCDONALD Charles E. McDonald	Chief Accounting Officer	April 24, 2008

/s/ DAVID W. BRANDENBURG David W. Brandenburg	Chairman of the Board	April 24, 2008

/s/ MICHAEL J. WILLNER Michael J. Willner	Vice-Chairman of the Board	April 24, 2008

/s/ TIMOTHY W. HARRIS Timothy W. Harris	Director	April 24, 2008

/s/ GERALD F. MONTRY Gerald F. Montry	Director	April 24, 2008

/s/ GEORGE C. PLATT George C. Platt	Director	April 24, 2008

/s/ DONALD B. REED Donald B. Reed	Director	April 24, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated November 18, 2005 by and among S1 Corporation, Edify Corporation, Edify Holding Company, Inc., Intervoice, Inc. and Arrowhead I, Inc.(28)
2.2	Asset Purchase Agreement dated September 1, 2006 by and between Intervoice, Inc. and Nuasis Corporation.(31)
3.1	Articles of Incorporation, as amended, of Registrant.(1)
3.2	Amendment to Articles of Incorporation of Registrant.(7)
3.3	Amendment to Articles of Incorporation of Registrant.(12)
3.4	Third Restated Bylaws of Registrant.(19)
3.5	Fourth Amended and Restated Bylaws of Registrants(43)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent.(3)
4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under a Securities Purchase Agreement.(10)
4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between the Registrant and Computershare Investor Services, LLC, as Rights Agent.(10)
10.1	The InterVoice, Inc. 1990 Incentive Stock Option Plan, as Amended.(5)
10.2	The InterVoice, Inc. 1990 Nonqualified Stock Option Plan for Non-Employees, as amended.(2)
10.3	InterVoice, Inc. Restricted Stock Plan.(4)
10.4	InterVoice, Inc. 1998 Stock Option Plan.(6)
10.5	Acquisition Agreement and Plan of Merger dated as of April 27, 1999, by and among the Company, InterVoice Acquisition Subsidiary III, Inc. (“Acquisition Subsidiary”) and Brite Voice Systems, Inc.(8)
10.6	Patent License Agreement between Lucent Technologies GRL Corp. and InterVoice Limited Partnership, effective as of October 1, 1999. Portions of this exhibit have been excluded pursuant to a request for confidential treatment.(7)
10.7	Intervoice, Inc. 1999 Stock Option Plan.(9)
10.8	Second Amended Employment Agreement dated as of February 18, 2002, between the Company and David W. Brandenburg.(11)
10.9	Employment Agreement dated as of October 23, 2002, between the Company and Robert E. Ritchey.(13)
10.10	Separation Agreement with Rob-Roy J. Graham dated June 25, 2003.(14)
10.11	Intervoice, Inc. Employee Stock Purchase Plan, as amended and restated effective June 24, 2003.(15)
10.12	Credit and Security Agreement dated as of January 26, 2004, between the Company and Wells Fargo Bank, N.A.(16)
10.13	Amended and Restated Credit Agreement dated as of June 3, 2004, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”).(18)
10.14	First Amendment to Credit Agreement dated as of August 17, 2004, between Registrant and Wells Fargo.(19)
10.15	Fiscal Year 2005 Transition Year Incentive Plan Summary.(19)
10.16	Intervoice, Inc. 2003 Stock Option Plan.(19)
10.17	Letter Agreement dated November 18, 2004 between Registrant and David W. Brandenburg.(21)
10.18	Summary of Fiscal Year 2005 Second Half Incentive Plan.(20)
10.19	Summary of Fiscal Year 2006 Annual Incentive Compensation Plan.(22)
10.20	Summary of Fiscal Year 2006 Non-Employee Director Cash Compensation.(23)
10.21	Employment Agreement effective December 1, 2004 between Registrant and Robert E. Ritchey.(29)
10.22	Statement of Terms and Conditions of Employment for Francis Sherlock.(24)

Exhibit
Number	Description

10.23	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Employees.(25)
10.24	Intervoice, Inc. 2005 Stock Incentive Plan Summary of Stock Option Grant and Stock Option Award Agreement for Non-employee Directors.(25)
10.25	Intervoice, Inc. 2005 Stock Incentive Plan.(26)
10.26	Extension of Health Care Coverage to Non-Employee Directors.(27)
10.27	Salary Increases for Executive Officers.(27)
10.28	Summary of the Fiscal Year 2007 Annual Incentive Compensation Plan.(30)
10.29	Employment Agreement effective May 8, 2006 between Registrant and Craig E. Holmes.(32)
10.30	Employment Agreement effective May 8, 2006 between Registrant and James A. Milton.(32)
10.31	Separation Agreement dated as of September 19, 2006 between Registrant and Ronald Nieman.(33)
10.32	Sublease dated as of March 30, 2004 by and between PayPal, Inc., a Delaware corporation (“Sublandlord”) and Nuasis Corporation, a Delaware corporation regarding property know as 303 Bryant Street in the city of Mountain View, California.(34)
10.33	Assignment, Assumption and Amendment of Sublease dated as of August 30, 2006, by and between Nuasis Corporation, as Assignor, Intervoice, Inc., as Assignee and PayPal, Inc., as Sublandlord.(34)
10.34	Employment Agreements effective March 1, 2007 between Registrant and Senior Vice Presidents.(35)
10.35	Separation agreement dated as of April 23, 2007 between Registrant and Marie Jackson.(36)
10.36	Termination of Employment Agreement between Registrant and George T. Platt effective July 25, 2007.(36)
10.37	Intervoice, Inc. 2007 Stock Incentive Plan.(37)
10.38	Resignation Agreement between the Company and Saj-nicole A. Joni dated June 22, 2007.(38)
10.39	Resignation Agreement between the Company and Joseph J. Pietropaolo dated June 22, 2007.(38)
10.40	Resignation Agreement between the Company and Jack P. Reily dated June 22, 2007.(38)
10.41	Board Representation and Governance Agreement between the Company and David W. Brandenburg dated June 22, 2007.(38)
10.42	Amendment No. 1 dated July 1, 2007 to the Board Representation and Governance Agreement.(39)
10.43	General Release Agreement between Registrant and George T. Platt effective July 27, 2007.(40)
10.44	First Amendment to Employment Agreement between Registrant and Michael J. Polcyn effective July 16, 2007.(41)
10.45	Election of Charles E. McDonald to the position of Chief Accounting Officer effective September 13, 2007.(42)
10.46	Second Amendment to Employment Agreement between Registrant and Robert E. Ritchey effective February 28, 2008.(44)
14	Code of Ethics.(17)
21	Subsidiaries.(45)
23.1	Consent of Grant Thornton LLP.(45)
23.2	Consent of Ernst & Young LLP.(45)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).(45)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).(45)
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.(45)*
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.(45)*

Exhibit
Number	Description

99.1	Pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4, as amended (incorporated by reference to pages 12, 13, 18, 38-40, 43 and 45 of the Registration Statement on Form S-4/A (Amendment No. One) filed by the Company on July 13, 1999).(7)

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on April 6, 1994, with respect to the Company’s 1990 Nonqualified Stock Option Plan for Non-Employees, Registration Number 33-77590.

(3)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(4)	Incorporated by reference to exhibits to the Company’s 1996 Annual Report on Form 10-K for the fiscal year ended February 29, 1996, filed with the SEC on May 29, 1996.

(5)	Incorporated by reference to the Company’s 1997 Annual Report on Form 10-K for the fiscal year ended February 28, 1997, filed with the SEC on May 29, 1997.

(6)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, filed with the SEC on October 14, 1998.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(8)	Incorporated by reference to Exhibit 99(b)(1) of the Schedule 14-D1 filed by Brite Voice Systems, Inc. and Intervoice Acquisition Subsidiary III, Inc. on May 3, 1999.

(9)	Incorporated by reference to Registration Statement on Form S-8 filed with the SEC on October 15, 1999, Registration Number 333-89127.

(10)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(11)	Incorporated by reference to exhibits to the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended February 28, 2002, filed with the SEC on May 30, 2002.

(12)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(13)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, filed with the SEC on May 29, 2003.

(14)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003, filed with the SEC on July 15, 2003.

(15)	Incorporated by reference to exhibits to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2003, filed with the SEC on October 14, 2003.

(16)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2004.

(17)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, filed with the SEC on May 14, 2004.

(18)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2004.

(19)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004, filed with the SEC on October 12, 2004.

(20)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2004.

(21)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004, filed with the SEC on January 10, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2005.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2005.

(24)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2005, filed with the SEC on January 9, 2006.

(25)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005, filed with the SEC on October 7, 2005.

(26)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2005.

(27)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2005, filed with the SEC on July 8, 2005.

(28)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2006.

(29)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, filed with the SEC on May 16, 2005.

(30)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2006.

(31)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2006.

(32)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2006, filed with the SEC on July 10, 2006.

(33)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2006.

(34)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2006.

(35)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2007.

(36)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2007.

(37)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2007.

(38)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2007.

(39)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2007.

(40)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2007.

(41)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 21, 2007.

(42)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2007.

(43)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2007.

(44)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2008.

(45)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934.