Form 10-Q
period 2008-05-31
INTERVOICE INC
filed 2008-07-10
CIK 764244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The Registrant had 39,061,819 shares of common stock, no par value per share, outstanding as of July 7, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTERVOICE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(In Thousands, Except Share and Per Share Data)
	May 31, 2008	February 29, 2008
ASSETS

Current Assets
Cash and cash equivalents	$52,695	$38,732
Trade accounts receivable, net of allowance for doubtful accounts of $489 in fiscal 2009 and $634 in fiscal 2008	34,403	36,971
Inventory	14,805	14,628
Prepaid expenses and other current assets	6,329	5,141
Income taxes receivable	416	608
Deferred income taxes	3,885	3,360

	112,533	99,440

Property and Equipment, net of accumulated depreciation of $67,209 in fiscal 2009 and $64,988 in fiscal 2008	31,825	32,524

Other Assets
Intangible assets, net of accumulated amortization of $23,615 in fiscal 2009 and $22,944 in fiscal 2008	6,409	7,080
Goodwill	32,193	32,193
Long term deferred income taxes	4,900	6,078
Other assets	184	183

	$188,044	$177,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,134	$10,516
Accrued expenses	11,831	12,736
Customer deposits	9,433	8,289
Deferred income	38,134	32,708
Deferred income taxes	1,338	1,067

	70,870	65,316

Stockholders’ Equity
Preferred stock, $100 par value—2,000,000 shares authorized: none issued
Common stock, no par value, at nominal assigned value—62,000,000 shares authorized: 39,037,741 issued and outstanding in fiscal 2009 and 38,843,851 issued and outstanding in fiscal 2008	20	19
Additional capital	109,302	107,329
Retained earnings	7,845	4,843
Accumulated other comprehensive income (loss)	7	(9)

	117,174	112,182

	$188,044	$177,498

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	(In Thousands, Except Per Share Data)
	Three Months Ended
	May 31, 2008	May 31, 2007
Sales
Solutions	$23,912	$21,702
Recurring services	27,600	26,029

	51,512	47,731

Cost of goods sold
Solutions	15,632	15,182
Recurring services	7,904	7,291

	23,536	22,473

Gross margin
Solutions	8,280	6,520
Recurring services	19,696	18,738

	27,976	25,258

Research and development expenses	4,757	5,317
Selling, general and administrative expenses	18,889	20,693
Amortization of acquisition related intangible assets	648	695

Income (loss) from operations	3,682	(1,447)

Interest income	386	590
Other income (expense)	8	(144)

Income (loss) before taxes	4,076	(1,001)
Income taxes (benefit)	1,074	(128)

Net income (loss)	$3,002	$(873)

Net income (loss) per share — basic	$0.08	$(0.02)

Shares used in basic per share computation	38,977	38,807

Net income (loss) per share — diluted	$0.08	$(0.02)

Shares used in diluted per share computation	39,349	38,807

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In Thousands)
	Three Months Ended
	May 31, 2008	May 31, 2007

Operating activities
Net income (loss)	$3,002	$(873)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,885	3,035
Stock-based compensation expense	1,228	1,008
Change in accounts receivable	2,572	8,337
Other changes in operating activities	4,929	2,573

Net cash provided by operating activities	14,616	14,080

Investing activities
Purchases of property and equipment	(1,527)	(2,142)

Net cash used in investing activities	(1,527)	(2,142)

Financing activities
Exercise of stock options	746	601

Net cash provided by financing activities	746	601

Effect of exchange rates on cash	128	—

Increase in cash and cash equivalents	13,963	12,539

Cash and cash equivalents, beginning of period	38,732	28,215

Cash and cash equivalents, end of period	$52,695	$40,754

See notes to consolidated financial statements.

INTERVOICE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

					Accumulated Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total

Balances at February 29, 2008	38,843,851	$19	$107,329	$4,843	$(9)	$112,182
Net income	—	—	—	3,002	—	3,002
Foreign currency translation adjustment	—	—	—	—	16	16

Comprehensive income						3,018

Exercise of stock options	193,890	1	745	—	—	746
Stock-based compensation	—	—	1,228	—	—	1,228

Balances at May 31, 2008	39,037,741	$20	$109,302	$7,845	$7	$117,174

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 2008
Note A — Basis of Presentation
     We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet at February 29, 2008 has been derived from audited financial statements at that date. Some amounts have been reclassified to conform to current year presentation. We believe we have included all adjustments necessary for a fair presentation of the unaudited May 31, 2008 and 2007 consolidated financial statements. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with our audited financial statements and related notes for the three years ended February 29, 2008 included in our Annual Report on Form 10-K. Our Annual Report is available on our website at www.intervoice.com. Our operating results for the three-month period ended May 31, 2008 are not necessarily indicative of the results that may be expected for our fiscal year ending February 28, 2009, as our results may be affected by a number of factors including the timing and ultimate receipt of orders from significant customers which continue to constitute a large portion of our sales, the sales channel mix of products and services sold, and changes in general economic conditions, any of which could have an adverse effect on our operations.
     Our consolidated financial statements include the accounts of Intervoice, Inc. and our subsidiaries, all of which are directly or indirectly 100% owned by Intervoice, Inc. All intercompany transactions and accounts have been eliminated in consolidation. Financial statements of our foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates as applicable. Resulting translation adjustments are recorded in stockholders’ equity as a part of accumulated other comprehensive income/loss. Any foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Our total comprehensive income for the first quarter of fiscal 2009 was $3.0 million, and our total comprehensive loss for the first quarter of fiscal 2008 was $0.7 million. Total comprehensive income/loss is comprised of net income/loss and foreign currency translation adjustments.
Note B — Recent Accounting Pronouncements
     We adopted SFAS No. 157 (“SFAS 157”), Fair Value Measurements, on March 1, 2008. This statement creates a single definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed at fair value in our notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by the Statement when measuring fair value. As a result, we are not required to recognize any new assets or liabilities at fair value.
     Prior to SFAS 157, certain measurements of fair value were based on the price that would be paid to acquire an asset, or received to assume a liability (an entry price). The statement clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.
     Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs would be used. In measuring fair value, we may make adjustments for risks and uncertainties if a market participant would include such an adjustment in pricing. Adoption of SFAS 157 did not have a material impact on our financial statements.
Note C — Inventory
     Our inventory consists of the following (in thousands):

	May 31, 2008	February 29, 2008
Purchased parts	$3,517	$3,871
Work in progress	11,288	10,757

	$14,805	$14,628

Note D — Stock-based Compensation
     Our stock-based compensation plans are fully described in Note J in our 2008 Annual Report on Form 10-K. Stock compensation expense for the quarters ended May 31, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	May 31, 2008	May 31, 2007
Cost of Goods Sold	$356	$201
R&D	168	130
SG&A	704	677

Total	$1,228	$1,008
Related deferred income tax benefit	352	342

Decrease in net income	$876	$666

Decrease in net income per share — basic	$0.02	$0.02

Note E — Restructuring and other charges
     During the first quarter of fiscal 2009, we incurred approximately $1.6 million associated with severance and organizational changes affecting approximately 26 positions to improve the efficiency of our organizational structure. The following table summarizes the effect on reported operating results by financial statement category (in thousands):

	Cost of Goods	Research and	Selling, General
	Sold	Development	and Administrative	Total
Severance payments and related benefits	$709	—	$849	$1,558
     Accrued expenses at February 29, 2008 included amounts associated with two severance and organizational changes in regard to integration and consolidation activities related to prior period acquisitions affecting approximately 45 positions. Activity during the first quarter of fiscal 2009 related to all restructuring accruals was as follows (in thousands):

	Accrued Balance				Accrued Balance
	February 29, 2008	Additions	Payments	Adjustments	May 31, 2008
Severance payments and related benefits	$182	$1,558	$(291)	$(45)	$1,404
     We expect all remaining amounts related to these accruals to be paid during the remainder of fiscal 2009 and during fiscal 2010 from cash flow from operations.
Note F — Income Taxes
     For the three months ended May 31, 2008, our quarterly effective tax rate of 26% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenditures, a decrease in the valuation allowance associated with the net operating loss carryforward related to the Texas Margin Tax and the reduction of a German tax liability associated with the lower German corporate income tax rate. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.
     For the three months ended May 31, 2007, our quarterly effective tax rate of 13% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenditures, an increase in the valuation allowance associated with our U.K. deferred tax assets and the effect of non-U.S. income tax rates. Our U.K. deferred tax assets remained fully reserved; accordingly, we did not recognize the tax benefit associated with our first quarter U.K. loss.

Note G — Net Income Per Share

	Three Months Ended May 31,
(in thousands, except per share data)	2008	2007

Numerator:
Net income (loss)	$3,002	$(873)

Denominator:
Denominator for basic earnings per share	38,977	38,807
Dilutive potential common shares:
Employee stock options	372	—

Denominator for diluted earnings per share	39,349	38,807

Net income per share:
Basic	$0.08	$(0.02)
Diluted	$0.08	$(0.02)
     Additional dilution from assumed exercises of stock-based awards is dependent upon several factors including the market price of our common stock. Options to purchase 4,366,024 and 7,532,240 shares of common stock at an average exercise price of $9.54 and $8.19 per share were outstanding at May 31, 2008 and 2007, respectively. For the quarter ended May 31, 2008, these shares were excluded from the calculation of dilution because the average market price of the underlying stock did not exceed the sum of the option exercise price, unrecognized compensation expense and windfall tax benefits and, therefore, the effect would have been anti-dilutive. For the quarter ended May 31, 2007, the shares were excluded from the calculation because the effect would have been anti-dilutive given our loss for the quarter.
Note H — Operating Segment Information and Major Customers
     We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and related services, and hosted solutions provided for customers on an outsourced or hosted solutions provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three months ended May 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended May 31,
	2008	2007

Voice portal solution sales	$14,771	$13,249
Messaging solution sales	7,773	6,526
Payment solution sales	1,368	1,927

Total solution sales	23,912	21,702

Maintenance and related services revenues	22,395	21,275
Hosted solutions revenues	5,205	4,754

Total recurring services revenues	27,600	26,029

Total sales	$51,512	$47,731

Geographic Operations
     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three months ended May 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended May 31,
	2008	2007

North America	$30,834	$31,164
Europe	10,467	8,251
Middle East and Africa	4,817	4,931
Central and South America	2,942	1,036
Pacific Rim	2,452	2,349

Total	$51,512	$47,731

Concentration of Revenue
     One customer, a U.K. based network operator, accounted for approximately 10% of our revenue for the quarter ended May 31, 2008. No customer accounted for 10% or more of our revenue for the quarter ended May 31, 2007.
Note I — Contingencies
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
     Some of our customers who had previously attempted to tender the defense of their products to us informed us that they had entered into agreements to license certain rights under the RAKTL patents and demanded we indemnify them for unspecified amounts, including attorney’s fees, paid in connection with the license agreements. We notified these customers that we believe we do not have any indemnity obligation in connection with the license agreements. We have received no further response from either customer.
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

     We have received letters from Webley Systems (“Webley”), a division of Parus Holdings, Inc. (“Parus”), and its counsel alleging that certain patents cover one or more of our products and services. In the letters, Parus offers a license to the patents. As a result of the correspondence, we conducted discussions with Parus, but we have not had any recent discussions. Based on reviews by our outside counsel, we are not currently aware of any valid and enforceable claims under the Webley patents that are infringed by our products or services.
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
     Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (MHP), pending in the United States District Court for the Northern District of California, San Francisco Division:
     On December 13, 2006, Phoenix Solutions, Inc. (“Phoenix”) filed suit against Sony in the United States District Court for the Central District of California for infringement of U.S. Patent Nos. 6,615,172, 6,633,846, 6,665,640 and 7,050,977. On February 9, 2007, Sony filed its answer to Phoenix’s claims of infringement, denied any liability and filed a counterclaim alleging that the patents were neither valid nor infringed by Sony. On February 26, 2007, Sony filed a third party complaint against the Company for alleged breach of warranty of title and the warranty against infringement related to the claims of infringement made by Phoenix against Sony. In its third party complaint, Sony seeks to recover actual damages suffered by it in the event a final judgment is entered against Sony or it is otherwise liable for any damages, fees or costs arising out of the claims of patent infringement made by Phoenix against the Sony interactive voice response system. On April 9, 2007, the Company filed its motion to dismiss the third party complaint. The trial court transferred the case to the United States District Court for the Northern District of California, San Francisco Division, and the case is now styled Phoenix Solutions, Inc. vs. Sony Electronics, Inc., Case No. C07-2112 (MHP). Phoenix and Sony settled their respective claims against one another and the trial court has dismissed such claims. Sony continues to assert its third party claims against us. The trial court has denied both our motion to dismiss and Sony’s motion to transfer the case to a Florida court. We intend to vigorously defend ourselves against any and all claims made against us.

     On January 28, 2008, Webster Bank, National Association (“Webster”) filed suit in the United States District Court for the District of Connecticut against us and several other entities, including an Intervoice reseller, related to patent infringement claims made against Webster by RAKTL, Webster Bank, National Association v. Intervoice, Inc., et al., Civil No. 3:08-CV-00147-AHN. Even though approximately five months have elapsed since the lawsuit was filed, Webster has yet to serve us with a copy of the Complaint. Webster has served the Complaint upon certain other defendants and the suit is currently proceeding among Webster and the other defendants. Until if and when we are served, we have no obligation to appear or defend ourselves in the case. We have repeatedly advised Webster that RAKTL has not alleged that our products infringe any RAKTL patents, that Webster has no contractual relationship or other relationship with us which could support any of the claims being made in the lawsuit, and that prosecution of the suit against us by Webster could impose liability upon Webster under federal rules for filing a lawsuit without a reasonable basis in law or in fact. If served with the suit and forced to respond, we will vigorously defend ourselves and assert all defenses and affirmative claims for relief against Webster available to us.
Other Matters
     We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of the lawsuits and other matters described above, is uncertain, and there can be no assurance that future costs related to such matters would not be material to our financial position or results of operations.
     We are a party to many routine contracts in which we provide general indemnities and warranties in the normal course of business to third parties for various risks. These indemnities and warranties are discussed in the following paragraphs. Except in specific circumstances where we have determined that the likelihood of loss is probable and the amount of the loss quantifiable, or the fair value of our obligation is significant, we have not recorded a liability for any of these indemnities. In general, we are not able to estimate the potential amount of any liability relating to these indemnities and warranties.
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
     We are obligated under letters of credit totaling approximately $0.5 million issued by a bank to guarantee our performance under long-term international hosted solutions contracts and related proposals. These letters of credit expire during fiscal 2009 and fiscal 2010.
     We had employment agreements with our three most senior executive officers (Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer), seven senior vice presidents and two other vice presidents at May 31, 2008. One agreement with a senior executive officer, which will expire on August 31, 2008, requires us to make termination payments to the officer of one and one-half times the officer’s annual base compensation in the event such officer’s services are terminated without cause or payments of up to 2.99 times the officer’s annual compensation including bonuses in connection with a termination of the officer’s services within a two year period following a change in ownership of Intervoice, as defined in the agreement. If the officer with such agreement is terminated for one of the preceding reasons during the term of this agreement, we will incur costs ranging from $0.6 million to $1.2 million. The agreements with the two other senior executive officers require us to make termination payments of one and one-half times the officer’s annual base compensation in the event the officer’s services are terminated without cause or payments of up to two times the officer’s annual base compensation including bonuses in connection with a termination of the officer’s services within an 18 month period following a change in ownership of Intervoice, as defined in the agreements. If both of these officers are terminated for one of the preceding reasons during fiscal 2009, we will incur costs ranging from $1.0 million to $1.3 million. At May 31, 2008, we had seven agreements with senior vice presidents that were effective March 1, 2007, with two year initial terms. In the event of a Corporate Change, as defined in the agreement, for any executive that has less than one year remaining in the employment term, the employment term would automatically be extended to be effective through the date that is one year following the effective date of the Corporate Change. In the event that these agreements were terminated without cause, the executive would be entitled to his or her base salary for a period of 12 months following the termination date. We incurred costs of approximately $0.4 million during the first quarter of fiscal 2009 as a result of termination of a senior vice president’s employment by the Company. Another of such senior vice presidents retired effective May 31, 2008 and no costs were incurred as a result of his termination. If the remaining five senior vice presidents are terminated during fiscal 2009, we will incur costs of approximately $1.1 million. In addition to the agreements with our senior vice presidents, we have agreements with two other officers that provide for their employment through August 2008. If we terminated these officers prior to the expiration of their contracts, we would owe them the greater of their compensation for the unexpired term of the contracts or one-half of their annual compensation under the contract. If these two other officers are terminated during fiscal 2009, we will incur costs of approximately $0.2 million.
     On July 2, 2008 we and our Chief Executive Officer, Robert Ritchey, entered into a severance agreement (the “Severance Agreement”) to provide for Mr. Ritchey’s retirement from the Company effective August 31, 2008. Under the Severance Agreement, and subject to Mr. Ritchey executing a broad general release in favor of the Company following his retirement, he will receive a lump sum payment of $592,500, which is equal to 18 months of his base salary, and reimbursement of our portion of his COBRA (or retiree health plan option, if applicable) premiums. The Severance Agreement further provides that the exercise period for certain stock options held by Mr. Ritchey will be extended by up to 18 months and the vesting of certain stock options will be accelerated. We currently anticipate that we will recognize expenses pursuant to Financial Accounting Standard 123R in an amount equal to approximately $0.3 million as a result of extending and accelerating Mr. Ritchey’s stock options. We also agreed to reimburse Mr. Ritchey for legal fees he incurred in negotiating the Severance Agreement in an amount not to exceed $50,000.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Critical Accounting Policies. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we use estimates and projections that affect the reported amounts and related disclosures and that may vary from actual results. Our critical accounting policies are discussed fully in the Annual Report on Form 10-K for the year ended February 29, 2008.
     Sales. We operate as a single, integrated business unit. Our chief operating decision maker assesses performance and allocates resources on an enterprise wide basis. Our product line includes voice portal solutions, messaging solutions, payment solutions, maintenance and related services, and hosted solutions provided for customers on an outsourced or hosted solution provider basis. We believe that product line distinction provides the most meaningful breakdown of quarterly and annual sales activity. Our net sales by product line for the three months ended May 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended May 31,
		% Change
		From
	2008	Prior Year	2007

Voice portal solution sales	$14,771	11.5%	$13,249
Messaging solution sales	7,773	19.1%	6,526
Payment solution sales	1,368	(29.0)%	1,927

Total solution sales	23,912	10.2%	21,702

Maintenance and related services revenues	22,395	5.3%	21,275
Hosted solutions revenues	5,205	9.5%	4,754

Total recurring services revenues	27,600	6.0%	26,029

Total sales	$51,512	7.9%	$47,731

     We assign revenues to geographic areas based on the locations of our customers. Our net sales by geographic area for the three months ended May 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended May 31,
		% Change
		From
	2008	Prior Year	2007

North America	$30,834	(1.1)%	$31,164
Europe	10,467	26.9%	8,251
Middle East and Africa	4,817	(2.3)%	4,931
Central and South America	2,942	184.0%	1,036
Pacific Rim	2,452	4.4%	2,349

Total	$51,512	7.9%	$47,731

     International sales comprised 40% of our total sales during the first quarter of fiscal 2009, up from 35% during the first quarter of fiscal 2008.
     Total sales for the first quarter of fiscal 2009 increased 7.9% as compared to the first quarter of fiscal 2008. Increases in voice portal solution sales and messaging solution sales were offset by decreases in payment solution sales. Voice portal solution sales increased in Europe, Latin America and Middle East and Africa offset by decreased sales in North America and Pacific Rim. Messaging solution sales showed growth in Europe, Pacific Rim and Latin America offset by decreased sales in Middle East and Africa. Payment solution sales continue to primarily reflect sales of capacity upgrades to existing customers.
     The increase in our maintenance and related services revenues in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 is comprised of increases of $0.6 million (3.4%) in maintenance revenues on voice portal solutions and $0.5 million (34.7%) in maintenance revenues on messaging solutions.

The increase in maintenance revenue on messaging solutions resulted primarily from revenue recognized on a cash basis from a Latin American customer.
     The 9.5% increase in hosted solutions revenue in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 resulted primarily from growth in voice portal hosted solution sales in North America. The increase also reflected $0.4 million and $0.2 million, respectively, for the quarters ended May 31, 2008 and 2007 related to services performed for an international hosted solutions customer for which we recognize revenue on a cash basis.
     One customer, a U.K. based network operator, provided approximately 10% of our revenue for the quarter ended May 31, 2008. No customer accounted for 10% or more of our revenue during the quarter ended May 31, 2007.
     We are prone to quarterly sales fluctuations. Some of our transactions are completed in the same fiscal quarter as ordered. The quantity and size of large sales (sales valued at approximately $1.0 million or more) during any quarter can cause wide variations in our quarterly sales and earnings, as such sales may be unevenly distributed throughout the fiscal year. We use a system combining estimated sales from our recurring services contracts, our backlog of committed solutions orders and our “pipeline” of solutions sales opportunities to estimate sales and trends in our business. For the quarters ended May 31, 2008 and 2007, sales were sourced as follows:

	Three Months Ended May 31,
	2008	2007
Sales from recurring services and support contracts, including contracts for hosted solutions	53%	55%
Sales from beginning solutions backlog	38%	33%
Sales from the quarter’s pipeline	9%	12%

	100%	100%

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
     Our backlog is made up of customer orders for solutions for which we have received complete purchase orders. Backlog as of the end of our last five fiscal quarters was as follows (in thousands):

Quarter Ended	Backlog
May 31, 2008	$61,979
February 29, 2008	$65,741
November 30, 2007	$55,862
August 31, 2007	$64,463
May 31, 2007	$60,411
     We generally expect all projects in our existing backlog to be initiated within the next twelve months and most of such backlog to be recognized as revenue within twelve months. However, some of our larger, more complex projects, particularly network projects, may extend for longer periods. Approximately 10% of such backlog could convert to revenue subsequent to twelve months. The accuracy of any estimate of future sales is dependent, in part, on our ability to project the amount of revenue to be contributed from beginning solutions backlog during any fiscal quarter. Our ability to estimate the amount of backlog that will be converted to revenue in any fiscal quarter can be affected by factors outside our control, including changes in project timing requested by our customers and cash collections from certain international customers. Approximately 16% of our solutions backlog at May 31, 2008 relates to customers for which revenue is recognized on a cash basis which impacts the time between project completion and revenue recognition.

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
     Cost of Goods Sold. Cost of goods sold was comprised of the following for the quarters ended May 31, 2008 and 2007 (in thousands):

	Three Months Ended May 31,
	2008	2007
Solutions COGS	$15,632	$15,182
As percentage of solutions sales	65.4%	70.0%

Services COGS	7,904	$7,291
As percentage of services revenues	28.6%	28.0%

Total COGS	23,536	$22,473
As percentage of total sales	45.7%	47.1%
     The decrease in solutions cost of goods sold as a percentage of solutions sales in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 reflected work performed during the first quarter of fiscal 2008 on the $10.3 million media exchange contract entered into in February 2007. We realized no net margin on approximately $3.3 million of revenue recognized under this contract and provided an additional loss provision of approximately $0.2 million during the first quarter of fiscal 2008 as compared to $0.6 million of revenue recognized under this contract during the first quarter of fiscal 2009.
     Research and Development Expenses. Research and development expenses for the quarters ended May 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended May 31,
	2008	2007
Research and development expenses	$4,757	$5,317
As percentage of total sales	9.2%	11.1%
     Research and development expenses are lower during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 as a result of approximately $0.5 million of severance and organizational changes which occurred in fiscal 2008 but were not repeated in fiscal 2009. The decrease also reflects reductions in salaries, contract labor, insurance and depreciation. These reductions are offset, in part, by a reduction of approximately $0.8 million of development effort related to the large media exchange contract which was reflected in cost of goods sold rather than research and development expenses. Research and development expenses include the design of new products and the enhancement of existing products.
     Our research and development spending is focused in six key areas. First, we are developing software tools to aid in the development and deployment of customer applications incorporating speech recognition, text-to-speech, and other rich media technologies for enterprises and wireless and wireline providers. Next, we are developing server-based application software platforms for operations and management of contact center, speech and call completion applications. We will use these software platforms for deployment and management of enterprise, wireless and wireline network operator applications. Third, we are developing media servers, “voice browsers,” and call processing infrastructure based on open standards such as VoiceXML, CCXML and SCXML. These media servers are VoIP enabled, allowing operation in soft-switch and hybrid PSTN and VoIP networks. Fourth, we are developing packaged applications for the network operator and enterprise markets. These include vertical and horizontal applications that are designed to greatly enhance customer return-on-investment by providing many commonly used configurable functions that can be deployed more quickly than custom applications. Fifth, we are developing software and tools designed to provide integration of live agent positions in a customer contact center setting. This software covers a broad range of functions including agent call-screen transfer, workflow management, full call recording, agent and supervisor management systems and reporting and various integration functions. Finally, we are developing modular productivity and communications applications for wireless applications including voice mail, call completion applications and other enhanced service offerings.
     We expect to maintain a strong commitment to research and development so that we can remain at the forefront of technology development in our markets.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarters ended May 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended May 31,
	2008	2007
Selling, general and administrative expenses	$18,889	$20,693
As percentage of total sales	36.7%	43.4%
     Selling, general and administrative expenses for the first quarter of fiscal 2009 decreased from fiscal 2008 levels. This decrease includes reductions in contract labor, insurance and legal and accounting fees resulting from various cost control initiatives as well as a refund of previously expensed sales and use taxes.
     Amortization of Acquired Intangible Assets. We incurred expenses of approximately $0.6 million related to the amortization of acquisition related intangibles in the first quarter of fiscal 2009. Such amortization related to intangible assets acquired in the purchase of certain assets from Nuasis, the acquisition of Edify and the merger with Brite Voice Systems.
     Income Taxes. For the three months ended May 31, 2008, our quarterly effective tax rate of 26% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenditures, a decrease in the valuation allowance associated with the net operating loss carryforward related to the Texas Margin Tax and the reduction of a German tax liability associated with the lower German corporate income tax rate. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.
     For the three months ended May 31, 2007, our quarterly effective tax rate of 13% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenditures, an increase in the valuation allowance associated with our U.K. deferred tax assets and the effect of non-U.S. income tax rates. Our U.K. deferred tax assets remained fully reserved; accordingly, we did not recognize the tax benefit associated with our first quarter U.K. loss.
     Income/Loss from Operations and Net Income/Loss. We generated income from operations of $3.7 million and net income of $3.0 million during the first quarter of fiscal 2009. We generated an operating loss of $1.4 million and a net loss of $0.9 million during the first quarter of fiscal 2008.
     Liquidity and Capital Resources. We had approximately $52.7 million in cash and cash equivalents at May 31, 2008. Our cash reserves increased $14.0 million during the three months ended May 31, 2008, with operating activities providing $14.6 million of cash, net investing activities using $1.5 million of cash and net financing activities providing $0.7 million of cash.
     Operating cash flow for the quarter ended May 31, 2008 resulted from our continuing focus on balance sheet management and collections related to annual maintenance renewals. We improved our days sales outstanding of accounts receivable to 60 days, down slightly from 63 days at February 29, 2008. In addition, deferred revenue increased $5.4 million due to the timing of annual maintenance contract renewals, which are paid in advance.
     For sales of certain of our more complex, customized systems, we recognize revenue based on a percentage of completion methodology. Unbilled receivables accrued under this methodology totaled $13.9 million (40.5% of total net receivables) at May 31, 2008, up $5.5 million from February 29, 2008 primarily as a result of the timing of billing milestones on several large projects.

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
     We used $1.5 million of cash on investing activities during the first quarter of fiscal 2009. Of this amount, we used $0.2 million for costs in connection with our SAP implementation, $0.6 million to purchase equipment to expand our hosted solutions business and $0.7 million for replacement and expansion of our computing infrastructure and other capital purchases.
     During the quarter ended May 31, 2008, our financing activities provided $0.7 million in net cash flow. Our option holders exercised options for approximately 0.2 million shares of common stock and, in so doing, provided us with $0.7 million in cash.
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
     Based on the evaluation by our management (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
     Changes in internal control. There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See “Pending Litigation” in Note I in Item 1 of Part I of this quarterly report on Form 10-Q.
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
     Due to these and other factors, our revenue and operating results are difficult to forecast and are prone to fluctuate, which may cause a decline in our stock price. Our expense levels are based in significant part on our expectations of future revenue, and we may not be able to reduce our expenses quickly to respond to a shortfall in projected revenue, or a change in the product and geographic sales mix underlying such revenue, or an increase in expenses due to a change in our sales mix. Therefore, our failure to meet revenue and profitability expectations could seriously harm our business, operating results and financial condition. See the discussion entitled “Sales” in Item 2 of Part I for a discussion of our system for estimating sales and tracking sales trends in our business.
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
•	We may not be successful in selling and implementing our products and services in the face of the new, standards-based market. Intervoice has historically provided complete, bundled hardware and software solutions using internally developed components to address our customers’ total business needs. The markets for our products have required a shift to the development of products and services based on an open, standards-based architecture utilizing VoiceXML standards. Such an open, standards-based approach allows customers to independently purchase and combine hardware components, standardized software modules, and customization, installation and integration services from individual vendors deemed to offer the best value in the particular class of product or service. The standards-based approach has and will continue to foster increased competition, including competition based on price resulting in increased pressure on gross margins. In such an environment, we believe we may sell less hardware and fewer bundled systems and may become increasingly dependent on our development and sale of software application packages, customized software and consulting and integration services. This shift places new challenges on us to hire and retain the mix of personnel necessary to respond to this business environment, to adapt to the changing expense structure that the new environment may tend to foster, to respond to potentially different competitors, and to increase sales of services, customized software and application packages to offset reduced sales of hardware and bundled solutions. Failure to develop, enhance, acquire and introduce new products and services to respond to continually changing market conditions or customer requirements, or lack of customer acceptance of our products or services, will materially adversely affect the value of our intellectual property, barriers to entry to our business, customer retention, gross margins, and the results of operations and financial condition.

•	We may not be able to retain our customer base, and, in particular, our more significant customers. Our success is heavily dependent on our ability to retain our significant customers. The loss of one of our significant customers could negatively impact our operating results. Our installed base of customers generally is not contractually obligated to place further solutions orders with us or to extend their services contracts with us at the expiration of their current contracts.

•	We will be harmed if we lose key business and technical personnel. We rely upon the services of a relatively small number of key technical, project management and senior management personnel, most of whom do not have employment contracts. If we were to lose any of our key personnel, replacing them could be difficult and costly. If we were unable to successfully and promptly replace such personnel, our business could be materially harmed.

•	Our reliance on significant vendor relationships could result in significant expense or an inability to serve our customers if we lose these relationships. Although we generally use standard parts and components in our products, some of our hardware components are available only from a small number of vendors. Likewise, we license speech recognition technology primarily from Nuance Communications, Inc., the dominant vendor for this technology. As we continue to migrate to open, standards-based systems, we will become increasingly dependent on our component suppliers and software vendors. To date, we have been able to obtain adequate supplies of needed components and licenses in a timely manner, and we expect to continue to be able to do so. Nevertheless, if our significant vendors are unable to supply components or licenses at current levels, we may not be able to obtain these items from another source or at historical prices. In such instances, we would be unable to provide products and services to our customers or generate historical operating margins, and our business and operating results would suffer.

•	If third parties assert claims that our products or services infringe on their technology and related intellectual property rights, whether the claims are made directly against us or against our customers, we could incur substantial costs. We believe software and technology companies, including us and others in our industry, increasingly may become subject to infringement claims. Such claims may require us to enter into costly license agreements or result in even more costly litigation. To the extent a licensing arrangement is required, the arrangement may not be available at all, or, if available, may be very expensive or even prohibitively expensive. As with any legal proceeding, there is no guarantee we will prevail in any litigation instituted against us asserting infringement of intellectual property rights. To the extent we suffer an adverse judgment, we might have to pay substantial damages, discontinue the use and sale of infringing products, repurchase infringing products from our customers in

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
•	We are exposed to risks related to our international operations that could increase our costs and hurt our business. Our products are currently sold in more than 80 countries. Our international sales were 40% and 35% of total sales for the fiscal quarters ended May 31, 2008 and May 31, 2007, respectively. International sales, personnel and property are subject to certain risks, including:
•	terrorism;

•	fluctuations in currency exchange rates;

•	ability to collect on accounts receivable;

•	the difficulty and expense of maintaining foreign offices and distribution channels;

•	tariffs and other barriers to trade;

•	greater difficulty in protecting and enforcing intellectual property rights;

•	general economic and political conditions in each country, including nationalization of customers or channel partners;

•	loss of revenue, property and equipment from expropriation;

•	import and export licensing requirements; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, including risks arising from differences in language and cultural approaches to the conduct of business.
•	Our inability to meet contracted performance targets could subject us to significant penalties. Many of our contracts, particularly for hosted solutions, foreign contracts and contracts with telecommunication companies, include provisions for the assessment of damages for delayed project completion and/or for our failure to achieve certain minimum service levels. We have had to pay damages in the past and may have to pay additional damages in the future. Any such future damages could be significant.

•	Increasing consolidation in the telecommunications and financial industries could adversely affect our revenues and profitability. The majority of our largest customers are in the telecommunications and financial industries. These industries are undergoing significant consolidation as a result of merger and acquisition activity. This activity could result in a decrease in the number of customers purchasing our products and/or in delayed purchases of our products by customers that are reviewing their strategic alternatives in light of a pending merger or acquisition. If these results occur, our revenues and profitability could decline.

•	Our products are complex, and software defects could reduce our revenues and expose us to litigation. The software products we offer are complex and may contain errors or defects, even after extensive testing and quality control, particularly in early versions. Furthermore, because our products increasingly are designed around an open standards-based architecture incorporating elements developed by third parties, such errors or defects may be outside of our direct ability to control or correct. Any defects or errors could potentially result in loss of revenues, product returns or order cancellations, liquidated damages or other claims for damages and could potentially hinder market acceptance of our products and harm our reputation. Accordingly, any defects or errors could have a material adverse effect on our business, results of operations and financial condition. Our customer agreements typically contain provisions to limit our product warranty obligations and exposure to potential liability claims.

•	We have grown, and may continue to grow, through acquisitions, which could dilute our existing shareholders and could involve substantial acquisition risks. As part of our business strategy, we have in the past acquired, and expect to continue to acquire or make investments in, other businesses and technologies. We may issue equity securities for future acquisitions, which would dilute our existing shareholders, and we may incur debt in connection with future acquisitions, which may include covenants or other restrictions that hinder our ability to operate our business. Furthermore, our prior acquisitions required substantial integration and management efforts. Acquisitions can involve a number of risks, including:

•	difficulty in transitioning and integrating the operations, facilities and personnel of the acquired businesses, including different and complex order processing, support and accounting and financial reporting systems;

•	loss of key management, sales, research and development and other key employees of the acquired company;

•	difficulty in integrating acquired products into our product portfolio, including engineering, sales and marketing integration;

•	impairment of relationships with partners, suppliers and customers;

•	difficulty in implementing and standardizing company-wide financial, accounting, billing, information and other systems and the internal controls surrounding those systems and processes;

•	disruption of our ongoing operations and distraction of management and other employees;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	difficulty in management of geographically remote operations in the United States and internationally;

•	delay of sales to customers pending resolution of product integration between our existing and our newly acquired products; and

•	difficulty entering new markets or businesses in which we have limited experience.
     As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could result in a material adverse affect on our business, results of operations and financial condition.
•	We are exposed to risks related to our channel program that could decrease our revenues and hurt our business. A significant amount of our sales are made through intermediaries such as distributors, system integrators and other strategic channel partners. We endeavor to increase the percentage of sales through intermediaries as we continue to focus our sales efforts through our channel and other partners. We anticipate future revenue growth to depend in large part on our success in expanding relationships, and establishing new relationships, with intermediaries. These intermediaries may sell their own products or other vendors’ products that compete with our products, and may compete with our own direct sales force in certain sales opportunities. While we have instituted programs designed to increase sales of our products through intermediaries, certain intermediaries may give greater priority to products of other suppliers, including competitors. Our ability to grow sales through intermediaries depends on our investment in appropriate financial incentives, support and sales tools for intermediaries, while effectively alleviating conflict with our own sales force. Failure to effect this strategy appropriately may result in certain intermediaries choosing to cease or reduce the sales of our products, resulting in a material adverse change in our business, results of operations and financial condition.

•	Unanticipated changes in our effective tax rates or exposure to additional income tax liabilities could affect our profitability or increase our loss. We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. We are generally required to account for taxes in each jurisdiction in which we operate, including making assumptions, interpretations and judgments with respect to the applicable tax requirements. Our provision for income taxes is calculated based on a mix of earnings, statutory rates, and enacted tax rules by jurisdiction, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate, which could affect our results of operations and financial condition.

•	Failure to maintain effective internal controls could have a material adverse effect on our business, results of operations, financial condition, and our stock price. A failure to maintain adequate internal control procedures as required by Section 404 of the Sarbanes-Oxley Act of 2002 may preclude our management’s ability to conclude that we have effective internal controls over our financial reporting. These internal controls are also required for us to produce management financial information, make determinations on revenue recognition and other material accounting issues, and prevent financial fraud. If we are unable to produce reliable financial reports, make appropriate determinations on revenue recognition and material accounting policies or prevent fraud, our business, operating results and financial condition could be adversely affected.

•	We have sustained operating losses in the past, and may incur additional losses in the future which may require us to raise additional capital on unfavorable terms. We cannot be certain that our revenue will grow or that we will achieve or maintain profitable operations in the future. If we are unable to maintain profitability, the market price for our stock may decline, perhaps substantially. If we have significant operating losses, we may be required to raise additional capital to maintain or grow our operations. Such additional capital may only be available at unfavorable terms that could be dilutive to existing shareholders, have a high interest rate, contain restrictive covenants, or contain other unfavorable terms.
Item 6. Exhibits
     (a) Exhibits

3.1	Articles of Incorporation, as amended, of Registrant. (1)
3.2	Amendment to Articles of Incorporation of Registrant. (2)
3.3	Amendment to Articles of Incorporation of Registrant. (3)
3.4	Fourth Amended and Restated Bylaws of Registrant. (4)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)
4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under a Securities Purchase Agreement. (6)
4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)
10.1	Second Amendment to Employment Agreement dated December 1, 2004 between Registrant and Robert E. Ritchey. (7)
10.2	Separation Agreement dated as of May 16, 2008 between Registrant and Charles E. McDonald. (8)
10.3	Intervoice, Inc. Fiscal Year 2009 Annual Incentive Compensation Plan. (9)
10.4	Second Amendment to Employment Agreement dated March 1, 2007 between Registrant and Michael J. Polcyn. (9)
10.5	Fiscal Year 2009 Sales Incentive Plan. (10)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (10)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (10)
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (10)*
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (10)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2007.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2008.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 21, 2008.

(9)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2008.

(10)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVOICE, INC.
Date: July 10, 2008	By:	/s/ CRAIG E. HOLMES
Craig E. Holmes
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Registrant. (1)
3.2	Amendment to Articles of Incorporation of Registrant. (2)
3.3	Amendment to Articles of Incorporation of Registrant. (3)
3.4	Fourth Amended and Restated Bylaws of Registrant. (4)
4.1	Third Amended and Restated Rights Agreement dated as of May 1, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent. (5)
4.2	Registration Rights Agreement, dated as of May 29, 2002, between the Registrant and each of the Buyers under a Securities Purchase Agreement. (6)
4.3	First Amendment to Third Amended and Restated Rights Agreement dated as of May 29, 2002, between Registrant and Computershare Investor Services, LLC, as Rights Agent. (6)
10.1	Second Amendment to Employment Agreement dated December 1, 2004 between Registrant and Robert E. Ritchey. (7)
10.2	Separation Agreement dated as of May 16, 2008 between Registrant and Charles E. McDonald. (8)
10.3	Intervoice, Inc. Fiscal Year 2009 Annual Incentive Compensation Plan. (9)
10.4	Second Amendment to Employment Agreement dated March 1, 2007 between Registrant and Michael J. Polcyn. (9)
10.5	Fiscal Year 2009 Sales Incentive Plan. (10)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (10)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). (10)
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (10)*
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350. (10)*

(1)	Incorporated by reference to exhibits to the Company’s 1995 Annual Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the SEC on May 30, 1995.

(2)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, filed with the SEC on October 14, 1999.

(3)	Incorporated by reference to exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, filed with the SEC on October 15, 2002.

(4)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2007.

(5)	Incorporated by reference to exhibits to Form 8-A/A (Amendment 3) filed with the SEC on May 9, 2001.

(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 30, 2002.

(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2008.

(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on May 21, 2008.

(9)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2008.

(10)	Filed herewith.

*	The certifications attached as Exhibit 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.